Form 10-Q
period 1996-04-30
MARKS BROS JEWELERS INC
filed 1996-06-12
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 134 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  April 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________
Commission File number:   0-028176

                           Marks Bros. Jewelers, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                         36-1433610
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                      155 No. Wacker, Chicago, IL.  60606
                    (Address of principal executive offices)

                                  312/782-6800
              (Registrant's telephone number, including area code)

                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No X
                                              ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No
                          ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of the Registrant's common stock $.001 par value per share, outstanding as of June 10, 1996 was 8,372,250 and the number of the Registrant's Class B common stock $1.00 par value as of June 10, 1996 was 101.298.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1996



PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Operations for the three months ended April 30, 1996 and 1995 (unaudited)

            Balance Sheets - April 30, 1996, January 31, 1996 and April 30, 1995 (unaudited)

            Statements of Cash Flows for the three months ended April 30, 1996 and 1995 (unaudited)

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
            (b)  Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements



                           Marks Bros. Jewelers, Inc.
                            Statements of Operations
               for the three months ended April 30, 1996 and 1995
                                  (unaudited)
                   (in thousands, except for per share data)


                                                                1996                         1995
                                                                ----                         ----

Net sales                                                     $29,560                      $23,676

Cost of sales (including buying and
occupancy)                                                     17,934                       14,796
                                                              -------                      -------
    Gross profit                                               11,626                        8,880

Selling, general and administrative
expenses                                                       10,018                        8,026
                                                              -------                      -------
    Income from operations                                      1,608                          854

Interest expense                                                3,014                        2,939

ESOP compensation expense                                         ---                          147
                                                              -------                      -------

    Loss before income taxes                                   (1,406)                      (2,232)

Income tax benefit                                               (548)                         ---
                                                              -------                      -------
    Net loss                                                  $  (858)                     $(2,232)
                                                              =======                      =======

Total weighted common shares and
common share equivalents                                        5,081                        4,555

Net loss per share                                            $  (.17)                     $  (.49)
                                                              =======                      =======


   The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
                                  (unaudited)
                                 (in thousands)

                                                     April 30,           January 31,             April 30,
                                                       1996                 1996                   1995
                                                     -------             ----------              --------
      ASSETS
Current Assets:
  Accounts receivable, net                          $  1,607             $  1,169               $  1,929
  Layaway receivables, net                             1,500                1,576                  1,167
  Merchandise inventories                             59,942               55,401                 48,388
  Other current assets                                   456                  714                    636
  Deferred income taxes, net                             817                  817                    ---
  Deferred financing costs                             2,324                  ---                    ---
                                                    --------             --------               --------
      Total current assets                            66,646               59,677                 52,120
Property and equipment, net                           14,067               12,852                 12,952
Deferred financing costs                               2,033                  ---                    ---
Deferred income tax, net                              15,422               14,874                    ---
                                                    --------             --------               --------
      Total assets                                  $ 98,168             $ 87,403               $ 65,072
                                                    ========             ========               ========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Outstanding checks, net                           $  4,686             $  7,991               $  1,704
  Revolver loan                                        7,481                2,119                  5,951
  Current portion of term loan                         7,938                7,938                  6,400
  Current portion of senior
    accreting notes                                    1,956                1,908                    ---
  Accounts payable                                    13,841                9,037                 11,174
  Accrued payroll                                      2,031                2,324                  1,314
  Accrued financing costs                              3,545                  ---                    ---
  Other accrued expenses                               6,144                6,848                  6,280
                                                    --------             --------               --------
      Total current liabilities                       47,622               38,165                 32,823
Term loan, net of current portion                     18,662               18,662                 26,600
Senior accreting notes, net of
  current portion                                     49,014               47,819                 45,922
Zero coupon notes                                      5,962                5,847                  5,518
Subordinated debt                                     24,339               23,598                 21,509
Other long-term liabilities                            1,161                1,170                  1,363
                                                    --------             --------               --------
      Total liabilities                             $146,760             $135,261               $133,735
                                                    ========             ========               ========

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock                                      $    ---             $    ---               $    ---
  Class B common stock                                    30                   30                     30
  Class C common stock                                   ---                  ---                    ---
  Class D common stock                                   ---                  ---                    ---
  Additional paid-in capital                           8,890                8,766                 10,835
  Accumulated deficit                                (15,531)             (14,673)               (33,877)
  Treasury Stock                                     (20,333)             (20,333)               (20,270)
  Deferred ESOP compensation                         (21,648)             (21,648)               (25,381)
                                                    --------             --------               --------
      Total stockholders' equity
      (deficit), net                                 (48,592)             (47,858)               (68,663)
                                                    --------             --------               --------
      Total liabilities and
      stockholders' equity (deficit)                $ 98,168             $ 87,403               $ 65,072
                                                    ========             ========               ========

   The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 1996 and 1995
                                  (unaudited)
                                 (in thousands)

                                                                              1996                  1995
                                                                              ----                  ----
Cash flows from operating activities:
  Net loss                                                                $   (858)             $ (2,232)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                750                   722
  ESOP compensation expense                                                    ---                   147
  Interest on zero coupon notes                                                115                   105
  Interest on senior accreting notes                                         1,243                 1,189
  Interest on subordinated debt                                                741                   654
  Loss on disposition of assets                                                  8                   ---
  Changes in assets and liabilities:
    (Increase) in accounts receivable, net                                    (438)                 (435)
    Decrease in layaway receivables, net                                        76                   239
    (Increase) in merchandise inventories                                   (4,541)               (2,334)
    Decrease in other current assets                                           258                    54
    (Increase) in deferred financing costs                                  (4,357)                  ---
    (Increase) in deferred taxes, net                                         (548)                  ---
    Increase in accounts payable                                             4,804                 5,168
    Increase in accrued liabilities                                          2,539                   190
                                                                          --------              --------
      Net cash (used in) provided
      by operating activities                                                 (208)                3,467
Cash flows from investing activities:
  Capital expenditures                                                      (1,973)               (1,806)
                                                                          --------              --------
    Net cash used in investing activities                                   (1,973)               (1,806)
Cash flows from financing activities:
  Borrowing on revolver loan                                                35,458                24,414
  Repayment of revolver loan                                               (30,096)              (25,268)
  Proceeds from exercise of stock options                                      124                   ---
  (Decrease) in outstanding checks, net                                     (3,305)                 (807)
                                                                          --------              --------
    Net cash (used in) provided by
    financing activities                                                     2,181                (1,661)
                                                                          --------              --------
Net change in cash and cash equivalents                                        ---                   ---
Cash and cash equivalents at beginning of period                               ---                   ---
                                                                          --------              --------
Cash and cash equivalents at end of period                                $    ---              $    ---
                                                                          ========              ========


   The accompanying notes are an integral part of the financial statements.

                          Marks Bros. Jewelers, Inc..
                         Notes to Financial Statements


1.       Description of Operations

         The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 151 stores as of April 30, 1996, located in 24 states, operating in regional or super-regional shopping malls.

2.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 1996 was derived from the audited financial statements for the year ended January 31, 1996. The accompanying unaudited Balance Sheets as of April 30, 1996 and 1995 and the Statements of Income and Cash Flows for the three months ended April 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Prospectus dated May 2, 1996 for the fiscal year ended January 31, 1996. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

         Stock Based Compensation

         The Company accounts for stock based compensation plans under the basis of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". The disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" has been adopted during the first quarter of the year ending January 31, 1997.

3.       Subsequent Events

         As of May 7, 1996 the Company completed an initial public offering (the "Offering"). The Company issued 3,269,500 shares of common stock after giving effect to the stock split described below and received net proceeds of $40.7 million after deducting underwriting discounts and offering costs. Contemporaneously, the outstanding warrants for 177,887 shares of common stock were exercised.

         Simultaneous with the completion of the Offering, the Company completed a recapitalization (the "Recapitalization"). The Recapitalization consisted of:

         (i) a $44 million secured credit facility, consisting of a $29 million revolving line of credit and a $15 million term loan;

         (ii)    $20 million of senior subordinated notes due 2004; and

         (iii) the sale of $15 million of gold in its inventory to a financial institution and consignment of such gold to the Company under the terms of a Consignment Agreement. The facility has an availability of up to $16 million.

         Approximately $87.0 million of the funds available from the Recapitalization were used by the Company principally to repay all outstanding bank borrowings under the Company's bank agreements, including:

         (i) approximately $7.8 million outstanding under the Company's revolving credit facility, which bore interest at a floating rate (with an annual weighted average interest rate of 10.6% in fiscal 1995), and which required a paydown to a certain level on an annual basis and would have otherwise been available through May 31, 1997;

         (ii) $26.6 million outstanding under the Company's term loan, which bore interest at a floating rate (with an annual weighted average interest rate of approximately 10.6% in fiscal 1995), and of which $0.7 million would have otherwise matured on September 15, 1996, $7.2 million would have otherwise matured on January 31, 1997, and the balance would have otherwise been due on May 31, 1997;

         (iii) approximately $51.1 million of senior accreting notes, which bore interest at a floating rate (with an annual weighted average interest rate of approximately 11.0% during fiscal
                 1995), and of which $2.0 million would have otherwise matured on September 15, 1996, and the balance would have otherwise been due on May 31, 1997; and

         (iv) approximately $6 million of zero coupon notes due May 31, 1997, which would have begun accruing interest on June 1, 1996 at a floating rate per annum (based on the lender's base rate or certificate of deposit rate plus 1.8%).

         In addition, the Company used approximately $10.6 million of the funds available from the Recapitalization to repurchase the Company's subordinated notes at a discount. As of April 30, 1996, one of these subordinated notes had a principal amount outstanding of $23.5 million and bore interest at a rate per annum of 12.5% and the other subordinated note had a principal amount outstanding of $0.9 million and bore interest at a rate per annum of 13.75%.

         The bank borrowing and subordinated debt repayments utilized a debt discount due to the early repayment of the debt of approximately $18.3 million based on the May 7, 1996 balances of outstanding debt.

         The $18.3 million of debt discount consists of the following:

         (i)     $0.6 million on the Senior Accreting Notes.

         (ii)    $4.0 million on the Zero Coupon Note.

         (iii)   $13.7 million on the Senior Subordinated debt.

         Simultaneous with completion of the Offering and the Recapitalization, the Company restructured its Employee Stock Ownership Plan ("ESOP"). The Company canceled the remaining unamortized portion of the ESOP debt owed to the Company. In settlement of the debt, the trustee transferred to the Company 8,319 shares of Class B common stock held in suspense by the ESOP.

The Company transferred to the ESOP 220,282 shares of common stock in exchange for the ESOP's cancellation of the accumulated dividend preference and other preferences associated with the Class B common stock. The ESOP also exchanged the 17,607 of allocated Class B shares for 623,619 shares of common stock of the Company. Approximately 100 shares of Class B common stock, currently held by former employees, remain outstanding. All Class B shares transferred to the Company and the shares held in treasury will subsequently be canceled. The restructuring resulted in an elimination of the deferred ESOP compensation equity account, and eliminated the future annual allocation of shares and the related compensation expense in the Company income statement in periods subsequent to January 31, 1996. The Company expects that no compensation expense will be recognized in the year ending January 31, 1997 as a result of this transaction.

         The financial statements have been revised to give effect to a stock split of the shares of common stock of approximately 35.4-for-1.

         The Company has adopted a new Long-Term Equity Incentive Plan.
Options granted under this plan will have a term of not more than ten years and an exercise price not less than the market price at the date of grant.

         The Company has also:

         (i) eliminated the 60,000 shares of Class D common stock authorized and unissued at January 31, 1996; and

         (ii) converted into 1,394,521 shares of common stock the 39,370 shares of Class C common stock authorized, issued and outstanding at January 31, 1996.

         In connection with the Recapitalization and the Offering, the Company incurred various financing costs and transaction costs as of April 30, 1996, which have been recorded as deferred financing costs. The deferred financing costs estimated at $2,457,000, of which $424,000 are classified as current, will be amortized over the term of the loan agreements as interest expense. The remaining current deferred financing costs incurred in relation to the Offering will be recorded as a reduction in the proceeds.

4.       Accounts Receivables, Net

         Accounts receivable is shown net of the allowance for doubtful accounts of $638,000, $565,000 and $601,000 as of April 30, 1996, January 31,
1996 and April 30, 1995, respectively.

5.       Inventory

         As of April 30, 1996, January 31, 1996 and April 30, 1995, merchandising inventories consist of:

                         April 30, 1996    January 31, 1996    April 30, 1995
                         --------------    ----------------    --------------
                                            (in thousands)

         Raw Materials        $ 3,505          $ 2,944           $ 3,894
         Finished Goods        56,437           52,457            44,494
                              -------          -------           -------
         Inventory            $59,942          $55,401           $48,388
                              =======          =======           =======

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress at April 30, 1996, January 31, 1996 or April 30, 1995. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of

$1,214,000, $1,263,000 and $953,000 as of April 30, 1996, January 31, 1996 and
April 30, 1995, respectively. As of April 30, 1996, January 31, 1996 and April 30, 1995, consignment inventories held by the Company that are not included in the balance sheets total $15,298,000, $15,940,000, and $18,637,000, respectively.

6.       Interest Rate Caps

         During fiscal 1994, the Company entered into certain interest rate cap agreements with various banks to cap the cost of a portion of its floating rate debt. In exchange for $600,000 paid to the banks, the maximum interest rate on approximately $40,800,000 of the Company's debt did not exceed 9.75% through December 31, 1996. To the extent the variable interest rate exceeded 9.75% on this amount of debt, the banks remitted the difference to the Company quarterly. The Company canceled the interest rate cap agreements in April 1996. The resulting loss of $41,000 was recorded as interest expense in April 1996.

7.       Pro Forma Earnings Per Share

         On a pro forma basis, to reflect the Offering and Recapitalization as though it had occurred at the beginning of each of the three month periods, net income would have been $129,000 or $0.01 per share for the three months ended April 30, 1996, compared with a net loss of $351,000 or $0.04 per share for the three months ended April 30, 1995, based on 8,893,000 and 8,375,000 average shares outstanding for the three months ended April 30, 1996 and 1995, respectively.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the first quarter of fiscal 1996 increased by $5.9 million or 24.9% to $29.6 million. Comparable store sales increased $3.2 million or 13.8% in the first quarter of fiscal 1996. Sales from new stores contributed $2.6 million to the overall sales increase. The average number of units sold on a comparable store basis increased by approximately 9.6% in the first quarter of fiscal 1996, while the average price per merchandise sale increased to $257 in fiscal 1996 from $252 in fiscal 1995. Comparable store sales increased in part due to increased use of non-recourse credit, the implementation of new return/exchange policies and ongoing improvements in the quality of the Company's sales force. The Company opened five new stores in the first quarter of fiscal 1996 increasing the number of stores opened to 151 as of April 30, 1996 compared to 137 as of April 30, 1995.

         Gross profit increased $2.7 million to $11.6 million in first quarter of fiscal 1996. Gross profit increased to 39.3% in the first quarter of fiscal 1996 from 37.5% in the first quarter of fiscal 1995. This increase was due primarily to the spreading of certain buying and occupancy costs over the Company's larger store base and to increased sales.

         Selling, general and administrative expenses increased by $2.0 million or 24.8% to $10.0 million in the first quarter of fiscal 1996 from $8.0 million. New stores accounted for $0.9 million of this increase. As a percentage of net sales, selling, general and administrative expenses remained consistent at 33.9% in the first quarters of fiscal 1996 and 1995. The dollar increase primarily relates to higher payroll expenses of $1.2 million and $0.3 million in credit expense. Comparable store payroll costs increased 9.0% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 primarily due to a continuing effort to upgrade the quality of the sales force and an increase in incentive compensation paid to store based personnel. Private label non-recourse credit sales as a percentage of net sales increased to 43.3% in the first quarter of fiscal 1996 from 36.0% in the first quarter of fiscal 1995. These non-recourse credit sales carry higher discount rates than bankcard sales, which resulted in higher credit expense.

         Interest expense increased $0.1 million or 2.6% to $3.0 million in the first quarter of fiscal 1996 from $2.9 million in the first quarter of fiscal 1995. The impact of lower average interest rates on revolver and term borrowings was more than offset by higher outstanding debt balances.

         No ESOP compensation expense has been recorded in fiscal 1996. The compensation expense recorded in the first quarter of fiscal 1995 was $0.1 million.

         An income tax benefit of $0.5 million was recorded in the first quarter of fiscal 1996 reflecting an expected effective annual tax rate of 39%. No income tax benefit was recorded in the first quarter of 1995 because at that time utilization of the Company's net operating loss was not reasonably assured.

         Net loss decreased by $1.4 million or 61.6% to $0.9 million in the first quarter of fiscal 1996 from $2.2 million in the first quarter of fiscal 1995 as a result of the factors discussed above.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores and amortizing its debt. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

         The Company's cash flow from operations decreased from $3.5 million provided by operations in the first quarter of 1995 to a use of cash for operations of $0.2 million. Higher income from operations together with increases in accounts payable and accrued expenses were more than offset by increases in merchandise inventories and deferred financing costs incurred in connection with the initial public offering and the new financing arrangements. In the first quarter of 1996, the primary sources of the Company's liquidity included a $5.4 million net increase in the amount outstanding under the Company's revolver less a decrease of $3.3 million in outstanding checks. The Company utilized cash in the first quarter of 1996 primarily to fund capital expenditures of $2.0 million, primarily related to the opening of five new stores in the first quarter of 1996 and new stores scheduled to open early in the second quarter.

         During May 1996, the Company completed (i) an initial public offering of 3,269,500 common shares, (ii) a restructuring of its loan agreements, and
(iii) a restructuring of the Company's Employee Stock Ownership Plan. The proceeds of the initial public offering and the new financing arrangements were primarily used to repay all outstanding bank borrowings and subordinated debt. The Company's revolver balance outstanding as of the closing of the initial public offering and restructuring of its loan agreements was $8.6 million. See
Note 3 - Subsequent Events in the footnotes of the Financial Statements. Management expects that cash flow from operations and funds available under its new revolver should be sufficient to support the Company's planned new store expansion, debt service and seasonal working capital needs for the foreseeable future.

Inflation

         Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders

Pursuant to a Stockholders Consent in lieu of an Annual Meeting, the stockholders of the Company took the following actions on April 4, 1996:

     (1) The Company's Restated Certificate of Incorporation was approved.

     (2)  The Company's restated By-Laws were approved.

     (3)  The Company's 1996 Long-Term Incentive Plan was approved.

     (4) The Forms of Executive Severance Agreement between the Company and each of Hugh M. Patinkin, John R. Desjardins, Matthew M. Patinkin and Lynn
D. Eisenheim were approved.

     (5) The following individuals were elected as members of the Board of Directors (which Board is divided into three classes): Messrs. Hugh Patinkin, Samuel Guren and Norman Patinkin were elected to serve as directors in Class I of the Board, which class will stand for election at the annual meeting of stockholders to be held in 1997; Messrs. John Desjardins, Daniel Blumenthal and Daniel Levy were elected to serve as directors in Class II of the Board, which class will stand for election at the annual meeting of stockholders to be held in 1998; and Messrs. Matthew Patinkin, Rodney Goldstein and John Guarnaccia were elected to serve as directors in Class III of the Board, which class will stand for election at the annual meeting of stockholders to be held in 1999. (Daniel Levy resigned from the Board of Directors on April 23, 1996 to accept a full-time position with a national retailer which sells jewelry, among other things.)

Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits

3.1 -- Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Commission File No. 333-1794) (the "Common Stock Registration Statement"))

3.2   --  Restated By-Laws of the Company (incorporated by reference to
          Exhibit 3.2 of the Common Stock Registration Statement)

4.1   --  Form of Stockholders Rights Plan (incorporated by reference to
          Exhibit 4.1 of the Common Stock Registration Statement)

4.2 -- Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Common Stock Registration Statement)

4.3 -- Indenture dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National Association, as Trustee, governing the Company's Series A Senior Subordinated Notes Due 2004 (the "Series A Notes") and Series B Senior Subordinated Notes Due 2004 (the "Series B Notes") (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (Commission File No. 333-04043) (the "Debt Registration Statement"))

4.4   --    Form of Series A Notes (included in Exhibit 4.3 to this
            Quarterly Report on Form 10-Q)

4.5   --    Form of Series B Notes (included in Exhibit 4.3 to this
            Quarterly Report on Form 10-Q)

10.1  --    Form of Second Amended and Restated Registration Agreement
            among the Company and certain of its stockholders
            (incorporated by reference to Exhibit 10.1 of the Common Stock
            Registration Statement)

10.2  --    The Company's 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Common Stock Registration
            Statement)

10.3  --    Agreement, dated March 23, 1993, as amended, between the
            Company and Bank One, Dayton, N.A. (incorporated by reference to Exhibit 10.8 of the Common Stock Registration Statement)

10.4  --    Revolving Credit, Term Loan and Gold Consignment Agreement,
            dated as of May 3, 1996, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode
            Island Hospital Trust National Bank, as agents for the Banks
            (incorporated by reference to Exhibit 10.10 of the Debt
            Registration Statement)

10.5  --    Executive Severance Agreements, each dated May 7, 1996,
            between the Company and each of Hugh M.  Patinkin, John R.
            Desjardins, Matthew M. Patinkin and Lynn D. Eisenheim
            (incorporated by reference to Exhibit 10.11 of the Debt
            Registration Statement)

10.6  --    ESOP Restructuring Agreement, dated as of March 29, 1996,
            between the Company and Marks Bros. Jewelers, Inc. Employee
            Stock Ownership Trust (incorporated by reference to Exhibit
            10.12 of the Debt Registration Statement)

Exhibit 11  Statement re Computation of Per Share Earnings (attached)

Exhibit 27  Financial Data Schedule (SEC/EDGAR only)


(b)      Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARKS BROS. JEWELERS, INC.
                                       (Registrant)


Date:  June 12, 1996              By:  /s/ John R. Desjardins
                                       Executive Vice President -
                                       Finance and Administration
                                       and Treasurer (principal
                                       financial officer)