Form 10-Q
period 1996-07-31
MARKS BROS JEWELERS INC
filed 1996-08-29
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended:  July 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of the Registrant's common stock $.001 par value per share, outstanding as of August 26, 1996 was 8,372,250 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 90.715.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JULY 31, 1996



PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Operations for the three months and six months ended July 31, 1996 and 1995 (unaudited)

        Balance Sheets - July 31, 1996, January 31, 1996 and July 31, 1995 (unaudited)

        Statements of Cash Flows for the six months ended July 31, 1996 and 1995 (unaudited)

        Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits
        (b) Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION - Item 1.  Financial Statements
                           Marks Bros. Jewelers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 1996 and 1995
              (unaudited, in thousands, except for per share data)



                                     Three Months Ended        Six Months Ended
                                     July 31,    July 31,    July 31,     July 31,
                                       1996         1995         1996         1995
                                    -------  -----------  -----------  -----------
Net Sales                           $34,906      $28,398      $64,466      $52,074

Cost of sales (including buying
and occupancy)                       20,692       17,163       38,626       31,959
                                    -------  -----------  -----------  -----------
   Gross Profit                      14,214       11,235       25,840       20,115

Selling, general and adminstrative
expenses                             10,367        8,432       20,385       16,458
                                    -------  -----------  -----------  -----------
   Income from operations             3,847        2,803        5,455        3,657

Interest expense                      1,543        3,078        4,557        6,017

ESOP compensation expense               ---          148          ---          295
                                    -------  -----------  -----------  -----------
   Income (loss) before               2,304         (423)         898       (2,655)
   income taxes

Income tax expense                      898          ---          350          ---
                                    -------  -----------  -----------  -----------
   Income (loss) before               1,406         (423)         548       (2,655)
   extraordinary gain

Extraordinary gain on
extinguishment of debt,
net of taxes                         11,164          ---       11,164          ---
                                    -------  -----------  -----------  -----------
   Net income (loss)                $12,570       $ (423)     $11,712     $ (2,655)
                                    =======  ===========  ===========  ===========

Primary earnings per share:
   Income (loss) before
   extraordinary gain                  $.16       $ (.09)        $.08        $(.58)
   Extraordinary gain on
   extinguishment of debt,
   net of taxes                        1.25          ---         1.53          ---
                                    -------  -----------  -----------  -----------
   Net income (loss)                  $1.41       $ (.09)       $1.61       $ (.58)
                                    =======  ===========  ===========  ===========
   Weighted average common share
   and common share equivalents       8,938        4,555        7,287        4,555

Fully diluted earnings per share:
   Income (loss) before
   extraordinary gain                  $.16       $ (.09)        $.07       $ (.58)
   Extraordinary gain on
   extinguishment of debt,
   net of taxes                        1.25          ---         1.53          ---
                                    -------  -----------  -----------  -----------
   Net income (loss)                  $1.41       $ (.09)       $1.60       $ (.58)
                                    =======  ===========  ===========  ===========
   Weighted average common share
   and common share equivalents       8,938        4,555        7,321        4,555


The accompanying noted are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
                                  (unaudited)
                                 (in thousands)



                                    July 31,    January 31,    July 31,
                                      1996        1996          1995
                                    ----------  -----------  ------------
            ASSETS
       Current Assets:
        Accounts receivable, net     $ 1,672      $ 1,169     $ 2,063
        Layaway receivables, net       1,454        1,576       1,158
        Merchandise inventories       46,542       55,401      52,959
        Other current assets             366          714         570
        Deferred income taxes, net       817          817         ---
        Deferred financing costs         427          ---         ---
                                      ------      -------     -------
            Total current assets      51,278       59,677      56,750
       Property and equipment, net    14,657       12,852      13,718
       Deferred financing costs        1,978          ---         ---
       Deferred income taxes, net      7,387       14,874         ---
                                    --------     --------     -------
            Total assets             $75,300      $87,403     $70,468
                                    ========     ========     =======



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Outstanding checks, net             $ 4,207      $ 7,991    $    389
 Revolver loans                        8,782        2,119      10,205
 Current portion of long-term debt     1,250        9,846       6,400
 Accounts payable                     13,535        9,037      12,490
 Accrued payroll                       1,630        2,324       1,535
 Other accrued expenses                6,844        6,848       5,514
                                      -------     --------    -------
     Total current liabilities        36,248       38,165      36,533

Total long-term debt, net of
  current portion                     33,500       95,926     101,586
Other long-term liabilities            1,157        1,170       1,293
                                     --------    --------    --------
     Total liabilities                70,905      135,261     139,412

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock                              8          ---         ---
 Class B common stock                    ---           30          30
 Class C common stock                    ---          ---         ---
 Class D common stock                    ---          ---         ---
 Additional paid-in capital           33,708        8,766       9,815
 Accumulated deficit                 (29,321)     (14,673)    (34,300)
 Treasury Stock                          ---      (20,333)    (20,276)
 Deferred ESOP compensation              ---      (21,648)    (24,213)
                                     -------      -------     -------
     Total stockholders' equity
     (deficit), net                    4,395      (47,858)    (68,944)
                                      ------      -------     -------
     Total liabilities and
     stockholders' equity (deficit)  $75,300      $87,403     $70,468
                                     =======      =======     =======


    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
                for the six months ended July 31, 1996 and 1995
                           (unaudited, in thousands)



                                                    Six Months Ended
                                                 ----------------------
                                                   July 31,    July 31,

                                                      1996         1995
    ------------------------------------------------------------------------
    Cash flows from operating activities:
      Net income (loss)                               $11,712      $(2,655)
      Adjustments to reconcile net income (loss) to
         net cash (used in) provided by operating
         activities:
      Gain on extinguishment of debt, net of taxes    (11,164)         ---
      Depreciation and amortization                     1,529        1,434
      ESOP compensation expense                           ---          295
      Interest on zero coupon notes                       121          213
      Interest on senior accreting notes                1,339        2,443
      Interest on subordinated debt                       790        1,329
      Loss on disposition of assets                        (1)         ---
      Changes in assets and liabilities:
        (Increase) in accounts receivable, net           (503)        (569)
        Decrease in layaway receivables, net              122          248
        (Increase) in merchandise inventories, net
        of gold consignment                            (6,436)      (6,905)
        Decrease in other current assets                  348          120
        (Increase) in deferred financing costs         (2,405)         ---
        Decrease in deferred taxes, net                   349          ---
        Increase in accounts payable                    4,498        6,484
        (Decrease) in accrued liabilities                (711)        (425)
                                                      ----------  ----------
          Net cash (used in) provided by
          operating activities                           (412)       2,012
    Cash flows from investing activities:
      Capital expenditures                             (3,333)      (3,284)
                                                      ----------  ----------
        Net cash used in investing activities          (3,333)      (3,284)
    Cash flows from financing activities:
      Borrowing on old revolver loan                   38,078       58,545
      Repayment of old revolver loan                  (40,197)     (55,145)
      Borrowing on new revolver loan                   39,865          ---
      Repayment of new revolver loan                  (31,083)         ---
      Repayment of term loan                             (250)         ---
      Repayment of old term loan                      (26,600)         ---
      Repayment of senior accreting notes             (50,502)         ---
      Repayment of zero coupon note                    (2,000)         ---
      Repayment of subordinated debt                  (10,618)         ---
      Proceeds from term loan                          15,000          ---
      Proceeds from subordinated debt                  20,000          ---
      Proceeds from gold consignment                   15,295          ---
      Proceeds from stock issuance, net                40,416          ---
      Proceeds from exercise of stock options             123          ---
      Proceeds from exercise of warrants                    2          ---
      Repurchase of ESOP shares                           ---           (6)
      (Decrease) in outstanding checks, net            (3,784)      (2,122)
                                                      -------     --------
        Net cash provided by
        financing activities                            3,745        1,272
                                                      ----------  ----------
    Net change in cash and cash equivalents               ---          ---
    Cash and cash equivalents at beginning of period      ---          ---
                                                      ----------  ----------
    Cash and cash equivalents at end of period        $   ---     $    ---
                                                      ==========  ==========


The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements


1. Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 155 stores as of July 31, 1996, located in 24 states, operating in regional and super-regional shopping malls.

2. Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1996 was derived from the audited financial statements for the year ended January 31, 1996. The accompanying unaudited Balance Sheets as of July 31, 1996 and 1995 and the Statements of Operations for the three months and six months ended July 31, 1996 and 1995 and the Statements of Cash Flows for the six months ended July 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Prospectus dated May 2, 1996 for the fiscal year ended January 31, 1996. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

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

3. Equity Offering and Recapitalization

     On May 7, 1996 the Company completed an initial public offering (the "Offering"). The Company issued 3,269,500 shares of common stock after giving effect to the stock split described below and received net proceeds of $40.4 million after deducting underwriting discounts and offering costs. Contemporaneously, the outstanding warrants for 177,887 shares of common stock were exercised.

     Simultaneous with the completion of the Offering, the Company completed a recapitalization (the "Recapitalization"). The Recapitalization consisted of:

     (i) a $44.0 million secured credit facility, consisting of a $29.0 million revolving line of credit and a $15.0 million term loan;

     (ii) $20.0 million of senior subordinated notes due 2004; and

    (iii) the sale of $15.0 million of gold in its inventory to a financial institution and consignment of such gold to the Company under the terms of a Consignment Agreement.
          The facility has an availability of up to $16.0 million. There has been a subsequent sale of gold on July 8, 1996 of 774 ounces for approximately $300,000.

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

     In addition, the Company used approximately $10.6 million of the funds available from the Recapitalization to repurchase the Company's subordinated notes at a discount. As of May 7, 1996, one of these subordinated notes had a principal amount outstanding of $23.5 million and bore interest at a rate per annum of 12.5% and the other subordinated note had a principal amount outstanding of $0.9 million and bore interest at a rate per annum of 13.75%.

     The bank borrowing and subordinated debt repayments utilized a debt discount due to the early repayment of the debt of approximately $18.3 million, net of $7.1 million of taxes, resulting in a net of tax gain on extinguishment of debt of $11.2 million.

     The $18.3 million of debt discount consists of the following:

     (i) $0.6 million on the Senior Accreting Notes.

     (ii) 4.0 million on the Zero Coupon Note.

     (iii) $13.7 million on the Senior Subordinated debt.

     Simultaneous with completion of the Offering and the Recapitalization, the Company restructured its Employee Stock Ownership Plan ("ESOP"). The Company canceled the remaining unamortized portion of the ESOP debt owed to the Company. In settlement of the debt, the trustee transferred to the Company 8,206 shares of Class B common stock held in suspense by the ESOP. The Company transferred to the ESOP 216,263 shares of common stock in exchange for the ESOP's cancellation of the accumulated dividend preference and other preferences associated with the Class B common stock. The ESOP also exchanged the 17,719 of allocated Class B shares for 627,624 shares of common stock of the Company. Approximately 91 shares of Class B common stock, currently held by former employees, remain outstanding. All Class B shares transferred to the Company and the shares held in treasury were canceled. The restructuring resulted in an elimination of the deferred ESOP compensation equity account, and eliminated the future annual allocation of shares and the related compensation expense in the Company's income statement in periods subsequent to January 31, 1996. The Company expects that no compensation expense will be recognized in the year ending January 31, 1997 as a result of this transaction.

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

     In connection with the Recapitalization and the Offering, the Company incurred various financing costs and transaction costs, which have been recorded as deferred financing costs. As of July 31, 1996, the deferred financing costs totaling $2,405,000, of which $427,000 are classified as current, will be amortized over the term of the loan agreements as interest expense.

4. Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $686,000, $565,000 and $698,000 as of July 31, 1996, January 31, 1996 and
July 31, 1995, respectively.

5. Inventory

     As of July 31, 1996, January 31, 1996 and July 31, 1995, merchandising inventories consist of:



                       July 31, 1996  January 31, 1996  July 31, 1995
                       -------------  ----------------  -------------
                                        (in thousands)
                                        --------------
        Raw Materials      $2,401            $2,944           $3,495
        Finished Goods     44,141            52,457           49,464
                        ---------         ---------       ----------
        Inventory         $46,542           $55,401          $52,959
                        =========         =========       ==========


     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress at July 31, 1996, January 31, 1996 or July 31, 1995. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,225,000, $1,263,000 and $930,000 as of July 31, 1996, January 31, 1996 and July 31, 1995,
respectively. As of July 31, 1996, January 31, 1996 and July 31, 1995, consignment inventories held by the Company that are not included in the balance sheets total $28,713,000, (including $15,295,000 under the Gold Facility), $15,940,000, and $15,902,000, respectively.

Gold Consignment
During the second quarter of 1996, the Company sold a total of 39,000 ounces of gold for approximately $15,300,000 under the Gold Facility which provides for the sale of a maximum 39,000 troy ounces or $16,000,000. Under the agreement, the Company agreed to pay a consignment fee 250 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of .5% per annum on the unused portion of the Gold Facility is payable monthly. The consignment fees total $136,000 for the quarter ending July 31, 1996 at a weighted average rate of 3.8%.

6. Financing Arrangements

     In conjunction with the Offering and Recapitalization, the Company completed a restructuring of its outstanding indebtedness. Effective May 3, 1996 the Company entered into a Revolving Credit, Term Loan and Gold Consignment agreement with a group of banks totaling $60,000,000 which expires April 30, 2001. (See Note 2 Equity Offering and Recapitalization.)

Under this agreement, the banks have a security interest in all of the assets of the Company. The Credit Agreement contains certain restrictions on capital expenditures, payment of dividends and assumption of additional debt and requires the Company to maintain specified minimum levels of certain financial measures, including fixed charge ratio and certain balance sheet measures.

Revolver Loan
The Dollar Facility Revolving Credit is available up to a maximum of $29,000,000 and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of .5% per annum on the unused portion of the commitment is payable monthly.

Interest rates for these borrowings under this agreement are, at the Company's option, Eurodollar rates plus 2.5% or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowing. The interest expense for the quarter ended July 31, 1996 was $123,000 reflecting a weighted average interest rate of 8.2%.

Term Loan
Outstanding term loan borrowings as of July 31, 1996 were $14,750,000 of which $1,250,000 were due within one year. Principal payments are due quarterly. Interest rates for these borrowings under this agreement are, at the Company's option, Eurodollar rates plus 2.5% or the banks' prime rate.
Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense for the period ended July 31, 1996 was $286,000 reflecting a weighted average interest rate of 8.1%.

Scheduled maturities under the term loan borrowings are as follows:


                            Fiscal Year     Amount
                            -----------  -----------
                            1996         $  500,000
                            1997          1,750,000
                            1998          2,750,000
                            1999          3,750,000
                            2000          4,750,000
                            Thereafter    1,250,000
                                         -----------
                                         $14,750,000
                                         ===========


Subordinated Notes
In conjunction with the Offering and Recapitalization the Company issued Senior Subordinated Notes totaling $20,000,000 due in 2004. Series A Notes totaling $12,000,000 bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. Series B Notes totaling $8,000,000 bear interest at 15% per annum increasing 1% per annum beginning May 1, 1998, payable in cash, with interest payment due quarterly. Interest expense was $613,000 for the quarter ended July 31, 1996.

     As of July 31, 1996, January 31, 1996 and July 31, 1995, respectively, the current portion and noncurrent portion of long term debt consisted of the following:



                                     July 31, 1996    January 31, 1996    July 31, 1995
                                     -------------    ----------------    -------------
                                                       (in thousands)



            Current portion of
            long-term debt
               Term loan, old            $   ---           $7,938            $ 6,400
               Senior accreting notes                       1,908                ---
               Term debt                   1,250              ---                ---
                                       ---------        ---------           --------
                    Total                 $1,250           $9,846             $6,400
                                       =========        =========           ========

            Long-term debt, net of
            current portion
               Term loan, old                ---          $18,662            $26,600
               Senior accreting notes        ---           47,819             47,176
               Zero coupon notes             ---            5,847              5,626
               Term loan                  13,500              ---                ---
               Subordinated debt,old         ---           23,598             22,184
               Subordinated debt          20,000              ---                ---
                                       ---------        ---------           --------
                    Total                $33,500          $95,926           $101,586
                                       =========        =========           ========

7. STOCK INCENTIVE PLANS

     In connection with the Offering, the Board of Directors and stockholders of the Company approved the 1996 Long-Term Incentive Plan (the "1996 Plan"). Under the 1996 Plan, the Company may grant incentive stock options ("ISOs") or nonqualified stock options. The 1996 Plan also provides for the grant of stock appreciation rights ("SARs"), bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures, and performance shares. Performance shares are rights, contingent upon the attainment of performance measures within a specified performance period, to receive one share of Common Stock, which may be restricted, or the fair market value of such performance share in cash. A total of 774,631 shares of Common Stock have been reserved for issuance under the 1996 Plan. Grants may be made under the 1996 Plan during the ten years after its effective date.

     As of July 31, 1996, the Company has made grants under the 1996 Plan totaling 727,216. Stock options generally become exercisable in cumulative annual installments of 25% of the shares subject to option beginning on the first anniversary of the date of the option grant. The stock options granted and exercise price under the 1996 Plan are as follows:


                            Options  Exercise Price
                            -------  --------------

                            702,216      $14.00
                             15,000      $21.00
                             10,000      $23.50
                            -------
                            727,216
                            =======



     The weighted average exercise price of outstanding options under the 1996 Plan is $14.28.

8. Pro Forma Earnings Per Share

     On a pro forma basis, to reflect the Offering and Recapitalization as though it had occurred at the beginning of each of the periods ending July 31, net income, earnings per shares and average shares outstanding would have been as follows:





                                                                                 Three Months Ended    Six Months Ended
                                                                           July 31,      July 31,     July 31,    July 31,
                                                                              1996          1995         1996        1995
                                                                           -------       -------      -------    --------
                                                                               (in thousands, except per share amounts)

Pro forma net income                                                       $1,473        $   816       $  1,602   $   465

Pro forma earnings per
share                                                                      $  .16        $   .09       $   .18       $.05

Average shares outstanding                                                  9,146          8,896         9,009      8,899

                                      -12-

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - For the three months ended July 31, 1996


     Net sales for the second quarter of fiscal 1996 increased by $6.5 million or 22.9% to $34.9 million. Comparable store sales increased $3.6 million or 13.0% in the second quarter of fiscal 1996. Sales from new stores contributed $2.9 million to the overall sales increase. The average number of units sold on a comparable store basis increased by approximately 5.9% in the second quarter of fiscal 1996, while the average price per merchandise sale increased to $267 in the fiscal 1996 quarter from $253 in fiscal 1995 quarter.
Comparable store sales increased in part due to increased use of non-recourse credit, the implementation of certain return/exchange policies, ongoing improvements in the quality of the Company's sales force, and increased inventory levels, as well as a solid retail enviornment. The Company opened five new stores and closed one store in the second quarter of fiscal 1996, increasing the number of stores operated to 155 as of July 31, 1996 compared to 143 as of July 31, 1995.

     Gross profit increased $3.0 million to $14.2 million in the second quarter of fiscal 1996. The gross profit percentage increased to 40.7% in the second quarter of fiscal 1996 from 39.6% for the same period in the prior year, due to the spreading of certain buying and occupancy costs over the Company's increased sales.

     Selling, general and administrative expenses increased by $1.9 million or 22.9% to $10.4 million in the second quarter of fiscal 1996 from $8.4 million in the prior year. New stores accounted for $0.9 million of this increase. As a percentage of net sales, selling, general and administrative expenses remained consistent at 29.7% in the second quarters of fiscal 1996 and 1995. The dollar increase primarily related to higher payroll expenses of $1.2 million and $0.5 million in credit expense. Comparable store payroll costs increased 9.8% in the second quarter of fiscal 1996, as compared to the second quarter of fiscal 1995, primarily due to a continuing effort to upgrade the quality of the sales force and an increase in incentive compensation paid to store based personnel. Private label non-recourse credit sales as a percentage of net sales increased to 45.8% in the second quarter of fiscal 1996 from 36.8% in the second quarter of fiscal 1995. These non-recourse credit sales carry higher discount rates than bankcard sales, which resulted in higher credit expense.

     Interest expense decreased $1.5 million or 49.9% to $1.5 million in the second quarter of fiscal 1996 from $3.1 million in the second quarter of fiscal 1995. This resulted from lower outstanding debt balances and lower average interest rates on revolver and term borrowings.

     No ESOP compensation expense has been recorded in fiscal 1996. The compensation expenses recorded in the second quarter of fiscal 1995 was $0.1 million.

     An income tax expense of $0.9 million was recorded in the second quarter of fiscal 1996 reflecting an expected effective annual tax rate of 39%. No income tax benefit was recorded in the second quarter of 1995 because at that time utilization of the Company's net operating loss was not reasonably assured.

     Net income before extraordinary item increased by $1.8 million to $1.4 million in the second
                                      -13-
quarter of fiscal 1995 as a result of the factors discussed above.

     A gain on the extinguishment of debt was recorded for $11.2 million on a net of tax basis as an extraordinary item. This reflects debt discounts on senior accreting loans of $0.6 million, zero coupon notes of $4.0 million and subordinated debt of $13.7 million.


Results of Operations - For the six months ended July 31, 1996

     Net sales for the six months ended July 31, 1996 increased by $12.4 million or 23.8% to $64.5 million. Comparable store sales increased $6.8 million or 13.4% in the same period. Sales from new stores contributed $5.5 million to the overall sales increase. The average number of units sold on a comparable store basis increased by approximately 7.6% in the six months ended July 31, 1996, while the average price per merchandise sale increased to $262 in the fiscal 1996 period from $253 in the fiscal 1995 period. Comparable store sales increased in part due to increased use of non-recourse credit, the implementation of certain return/exchange policies, ongoing improvements in the quality of the Company's sales force, and increased inventory levels, as well as, a solid retail environment. The Company opened ten new stores and closed one in the six months ended July 31, 1996, increasing the number of stores operated to 155 as of July 31, 1996 compared to 143 as of July 31, 1995.

     Gross profit increased $5.7 million to $25.8 million in the six months ended July 31, 1996. The gross profit percentage increased to 40.1% in the six months ended July 31, 1996 from 38.6% in the six months ended July 31, 1995, due to the spreading of certain buying and occupancy costs over the increased sales.

     Selling, general and administrative expenses increased by $3.9 million or 23.9% to $20.4 million in the six months ended July 31, 1996 from $16.5 million in the prior year. New stores accounted for $1.7 million of this increase. As a percentage of net sales, selling, general and administrative expenses remained consistent at 31.6% in the six months ended July 31, 1996 and 1995. The dollar increase primarily relates to higher payroll expenses of $2.4 million and higher credit expenses of $0.9 million. Comparable store payroll costs increased 9.9% in the six months ended July 31, 1996, as compared to the same period in 1995, primarily due to a continuing effort to upgrade the quality of the sales force and an increase in incentive compensation paid to store based personnel. Private label non-recourse credit sales as a percentage of net sales increased to 44.6% in the six months ended July 31, 1996 from 36.4% in the six months ended July 31, 1995. These non-recourse credit sales carry higher discount rates than bankcard sales, which resulted in higher credit expense.

     Interest expense decreased $1.5 million or 24.3% to $4.6 million in the six months ended July 31, 1996 from $6.0 million in the six months ended July 31, 1995. This resulted from lower outstanding debt balances and lower average interest rates on revolver and term borrowings.

     No ESOP compensation expense has been recorded in fiscal 1996. The compensation expense recorded in the six months ended July 31, 1995 was $.3 million.

     Income tax expense of $0.4 million was recorded in the six months ended July 31, 1996 reflecting an expected effective annual tax rate of 39%. No income tax benefit was recorded in the six months ended July 31, 1995, as utilization of the Company's net operating loss was not reasonably assured at that time.

     A gain on the extinguishment of debt was recorded for $11.2 million, net of taxes, as an extraordinary item. This reflects debt discounts on senior accreting loans of $0.6 million, zero coupon notes of $4.0 million and subordinated debt of
$13.7 million.

Liquidity and Capital Resources
- -------------------------------
     The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores and amortizing its debt. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

        The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

     The Company's cash flow from operations changed from $2.0 million provided by operations in the first six months of 1995 to cash flow used by operations of $0.4 million in the first six months of 1996. Higher income from operations together with increases in accounts payable were more than offset by increases in merchandise inventories (before the effects of gold consignment) and deferred financing costs. Cash generated from financing activities included proceeds from the initial public offering of $40.4 million, $15.0 million from proceeds of term loan, $15.3 million from proceeds from the gold consignment and a $3.8 million dollar increase in the net amount of outstanding checks.
The Company utilized cash in the first six months of 1996 primarily to repay outstanding bank borrowings of $7.8 million on revolving loans, $26.6 million on the term loans, $50.5 million on senior accreting loans and $2.0 on zero coupon notes and to repay subordinated debt of $10.6 million in addition to funding capital expenditures of $3.3 million, primarily related to the opening of ten new stores in the first six months of 1996.

     Management expects that cash flows from operations and funds available under its new revolver should be sufficient to support the Company's planned new store expansion, debt service and seasonal working capital needs for the foreseeable future.

Inflation
- ---------

     Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 5 - Other Information

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve know and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results, (ii) the Company's leverage and its limited stockholders' equity, (iii) the extent and results of the Company's store expansion program,
(iv) the seasonality of the Company's business, (v) the extent to which the Company is able to retain and attract key personnel, (vi) competition, (vii) relationships with suppliers of merchandise and third party credit, (viii) fluctuations in gem and gold prices, and (ix) regulation.

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

4.1  -- Form of Stockholders Rights Plan (incorporated by reference to
        Exhibit 4.1 of the Company's Registration Statement on form S-1 (Commission file No. 333-04043) (the "Debt Registration Statement))

4.2  -- Certificate of Designations of Series A Junior Participating
        Preferred Stock (incorporated by reference to Exhibit 4.2 of the Common Stock Registration Statement)

4.3 -- Indenture dated as of April 15, 1996 (the "Indenture") between the Company and Norwest Bank Minnesota, National Association, as Trustee, governing the Company's Series A Senior Subordinated Notes Due 2004 (the "Series A Notes") and Series B Senior Subordinated Notes Due 2004 (the "Series B Notes") (incorporated by reference to Exhibit 4.3 of the Debt Registration Statement)

4.4 -- Form of First Supplemental Indenture of the Indenture (incorporated by reference to Exhibit 4.4 of the Debt Registration Statment)

4.5 -- Form of Series A Notes (included in Exhibit 4.3 to this Quarterly Report on Form 10-Q)

4.6 -- Form of Series B Notes (included in Exhibit 4.3 to this Quarterly Report on Form 10-Q)

10.1 -- Form of Second Amended and Restated Registration Agreement among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.1 of the Debt Registration Statement)

10.2 -- Amended and Restated Private Lable Revolving Credit Plan, dated May 31, 1996, between the Company and Bank One, Dayton, N.A. (incorporated by reference to Exhibit 10.8 of the Debt Registration Statement)

10.3 -- Revolving Credit, Term Loan and Gold Consignment Agreement, dated as of May 3, 1996, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as agents for the Banks (incorporated by reference to Exhibit
        10.10 of the Debt Registration Statement)

10.4 -- Executive Severance Agreements, each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins, Matthew M. Patinkin and Lynn D. Eisenheim (incorporated by reference to Exhibit
        10.11 of the Debt Registration Statement)

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


                                         MARKS BROS. JEWELERS, INC.
                                         (Registrant)
Date:  August 27, 1996              By:  /s/ John R. Desjardins




                                         ___________________________________
                                         John R. Desjardins
                                         Executive Vice President -
                                         Finance and Administration
                                         and Treasurer (principal
                                         financial officer)