Form 10-Q
period 1996-10-31
MARKS BROS JEWELERS INC
filed 1996-11-22
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:  October 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
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

The number of the Registrant's common stock $.001 par value per share, outstanding as of November 19, 1996 was 9,808,362 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 90.715.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1996



PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

           Statements of Operations for the three months and nine months ended October 31, 1996 and 1995 (unaudited)

           Balance Sheets - October 31, 1996, January 31, 1996 and October 31, 1995 (unaudited)

           Statements of Cash Flows for the nine months ended October 31, 1996 and 1995 (unaudited)

           Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
           (b) Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION - Item 1.  Financial Statements
                           Marks Bros. Jewelers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 1996 and 1995
              (unaudited, in thousands, except for per share data)


                                             Three Months Ended    Nine Months Ended
                                            Oct. 31,    Oct. 31,  Oct. 31,   Oct. 31,
                                              1996        1995      1996       1995
                                              ----        ----      ----       ----
Net Sales                                    $32,573   $27,688    $97,039    $79,762
Cost of sales (including buying
and occupancy)                                19,509    16,964     58,135     48,923
                                             -------   -------    -------    -------
   Gross Profit                               13,064    10,724     38,904     30,839

Selling, general and administrative
expenses                                      10,754     8,924     31,139     25,382
                                             -------   -------    -------    -------

   Income from operations                      2,310     1,800      7,765      5,457

Interest expense                               1,561     3,240      6,118      9,257

Stock award expense                              ---       461        ---        461

ESOP compensation expense                        ---       147        ---        442
                                             -------   -------    -------    -------

   Income (loss) before
   income taxes                                  749    (2,048)     1,647     (4,703)

Income tax expense                               292       ---        642        ---
                                             -------   -------    -------    -------
   Income (loss) before
   extraordinary gain                            457    (2,048)     1,005     (4,703)

Extraordinary gain on
extinguishment of debt,
net of taxes                                     ---       ---     11,164        ---
                                             -------   -------    -------   --------
   Net income (loss)                         $   457   $(2,048)   $12,169   $ (4,703)
                                             =======   =======    =======   ========
Primary earnings per share:
   Income (loss) before
   extraordinary gain                        $  0.05   $ (0.43)   $  0.13    $ (1.02)
   Extraordinary gain on
   extinguishment of debt,
   net of taxes                                  ---       ---       1.41        ---
                                             -------   -------    -------   --------
   Net income (loss)                         $  0.05   $ (0.43)   $  1.54    $ (1.02)
                                             =======   =======    =======   ========

   Weighted average common share
   and common share equivalents                9,208     4,741      7,922      4,618

Fully diluted earnings per share:
   Income (loss) before
   extraordinary gain                          $0.05   $ (0.43)   $  0.13    $ (1.02)
   Extraordinary gain on
   extinguishment of debt,
   net of taxes                                  ---       ---       1.40        ---
                                              -------   -------    ------    -------
  Net income (loss)                         $   0.05   $ (0.43)   $  1.53    $ (1.02)
                                              =======   =======    ======    =======
  Weighted average common share
   and common share equivalents                9,208     4,741      7,968      4,618


The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
                                  (unaudited)
                                 (in thousands)


                                  October 31,  January 31,  October 31,
                                     1996         1996         1995
                                  -----------  -----------  -----------
     ASSETS
Current Assets:
 Accounts receivable, net         $  1,071     $  1,169     $ 2,292
 Layaway receivables, net            1,890        1,576       1,289
 Merchandise inventories            68,920       55,401      60,458
 Other current assets                  296          714         566
 Deferred income taxes, net            817          817         ---
 Deferred financing costs              427          ---         ---
                                  --------      -------     -------
     Total current assets           73,421       59,677      64,605
Property and equipment, net         15,843       12,852      13,654
Deferred financing costs             1,871          ---         ---
Deferred income taxes, net           7,141       14,874         ---
                                  --------      -------     -------
     Total assets                 $ 98,276     $ 87,403     $78,259
                                  ========      =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Outstanding checks, net          $  1,247     $  7,991     $ 2,789
 Revolver loans                     15,908        2,119       9,810
 Current portion of long-term debt   1,500        9,846       6,400
 Accounts payable                   28,567        9,037      17,628
 Accrued payroll                     2,370        2,324       1,246
 Other accrued expenses              9,696        6,848       5,905
                                  --------      -------     -------
     Total current liabilities      59,288       38,165      43,778

Total long-term debt, net of
  current portion                   33,000       95,926     103,657
Other long-term liabilities          1,136        1,170       1,215
                                  --------      -------     -------
     Total liabilities              93,424      135,261     148,650

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock                            8          ---         ---
 Class B common stock                  ---           30          30
 Class C common stock                  ---          ---         ---
 Class D common stock                  ---          ---         ---
 Additional paid-in capital         33,708        8,766       9,249
 Accumulated deficit               (28,864)     (14,673)    (36,348)
 Treasury Stock                        ---      (20,333)    (20,276)
 Deferred ESOP compensation            ---      (21,648)    (23,046)
                                  --------      -------     -------
     Total stockholders' equity
     (deficit), net                  4,852      (47,858)    (70,391)
                                  --------      -------     -------
     Total liabilities and
     stockholders' equity
     (deficit)                    $ 98,276     $ 87,403     $78,259
                                  ========     ========     =======


   The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
              for the nine months ended October 31, 1996 and 1995
                           (unaudited, in thousands)

                                                         Nine Months Ended
                                                         -----------------
                                                     October 31,  October 31,
                                                        1996         1995
                                                        ----         ----
Cash flows from operating activities:
 Net income (loss)                                   $12,169       $ (4,703)
 Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating
    activities:
 Gain on extinguishment of debt, net of taxes        (11,164)           ---
 Depreciation and amortization                         2,361          2,183
 Stock award expense non-cash portion                    ---            454
 ESOP compensation expense                               ---            442
 Interest on zero coupon notes                           121            323
 Interest on senior accreting notes                    1,339          3,708
 Interest on subordinated debt                           790          2,025
 Loss on disposition of assets                             2            ---
 Changes in assets and liabilities:
   Decrease(increase) in accounts receivable, net         98           (798)
   (Increase) decrease in layaway receivables, net      (314)           117
   (Increase) in merchandise inventories, net
   of gold consignment                               (28,814)       (14,404)
   Decrease in other current assets                      418            124
   (Increase) in deferred financing costs             (2,298)           ---
   Decrease in deferred taxes, net                       595            ---
   Increase in accounts payable                       19,530         11,622
   Increase (decrease) in accrued liabilities          2,860           (401)
                                                     -------        -------
     Net cash (used in) provided by
     operating activities                             (2,307)           692
Cash flows from investing activities:
 Capital expenditures                                 (5,354)        (3,969)
                                                     -------        -------
   Net cash used in investing activities              (5,354)        (3,969)
Cash flows from financing activities:
 Borrowing on old revolver loan                       38,078         87,818
 Repayment of old revolver loan                      (40,197)       (84,813)
 Borrowing on new revolver loan                       85,346            ---
 Repayment of new revolver loan                      (69,438)           ---
 Repayment of term loan                                 (500)           ---
 Repayment of old term loan                          (26,600)           ---
 Repayment of senior accreting notes                 (50,502)           ---
 Repayment of zero coupon note                        (2,000)           ---
 Repayment of subordinated debt                      (10,618)           ---
 Proceeds from term loan                              15,000            ---
 Proceeds from subordinated debt                      20,000            ---
 Proceeds from gold consignment                       15,295            ---
 Proceeds from stock issuance, net                    40,416            ---
 Proceeds from exercise of stock options                 123            ---
 Proceeds from exercise of warrants                        2            ---
 Repurchase of ESOP shares                               ---             (6)
 (Decrease) increase in outstanding checks, net       (6,744)           278
                                                     -------        -------
   Net cash provided by financing activities           7,661          3,277
                                                     -------        -------
Net change in cash and cash equivalents                  ---            ---
Cash and cash equivalents at beginning of period         ---            ---
                                                     -------        -------
Cash and cash equivalents at end of period           $   ---       $    ---
                                                     =======        =======


The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements

1. Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 164 stores as of October 31, 1996, located in 24 states, operating in regional and super-regional shopping malls.

2.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1996 was derived from the audited financial statements for the year ended January 31, 1996. The accompanying unaudited Balance Sheets as of October 31, 1996 and 1995 and the Statements of Operations for the three months and nine months ended October 31, 1996 and 1995 and the Statements of Cash Flows for the nine months ended October 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Prospectus dated May 2, 1996 for the fiscal year ended January 31, 1996. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

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

3.   Equity Offering and Recapitalization

     On May 7, 1996 the Company completed an initial public offering (the "IPO"). The Company issued 3,737,500 shares of common stock after giving effect to the stock split described below and received net proceeds of $40.4 million after deducting underwriting discounts and offering costs. Contemporaneously, the outstanding warrants for 177,887 shares of common stock were exercised.

     Simultaneous with the completion of the IPO, the Company completed a recapitalization (the "Recapitalization"). The Recapitalization consisted of:

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

     Simultaneous with completion of the IPO and the Recapitalization, the Company restructured its Employee Stock Ownership Plan ("ESOP"). The Company canceled the remaining unamortized portion of the ESOP debt owed to the Company. In settlement of the debt, the trustee transferred to the Company 8,206 shares of Class B common stock held in suspense by the ESOP. The Company transferred to the ESOP 216,263 shares of common stock in exchange for the ESOP's cancellation of the accumulated dividend preference and other preferences associated with the Class B common stock. The ESOP also exchanged the 17,719 of allocated Class B shares for 627,624 shares of common stock of the Company. Approximately 91 shares of Class B common stock, currently held by former employees, remain outstanding. All Class B shares transferred to the Company and the shares held in treasury were canceled. The restructuring resulted in an elimination of the deferred ESOP compensation equity account, and eliminated the future annual allocation of shares and the related compensation expense in the Company's income statement in periods subsequent to January 31, 1996. The Company expects that no compensation expense will be recognized in the year ending January 31, 1997 as a result of this transaction.

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

     In connection with the Recapitalization and the IPO, the Company incurred various financing costs and transaction costs, which have been recorded as deferred financing costs. As of October 31, 1996, the deferred financing costs totaling $2,298,000, of which $427,000 are classified as current, will be amortized over the term of the loan agreements as interest expense.

4.   Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $623,000, $565,000 and $655,000 as of October 31, 1996, January 31, 1996 and
October 31, 1995, respectively.

5.   Inventory

     As of October 31, 1996, January 31, 1996 and October 31, 1995, merchandising inventories consist of:

                      October 31, 1996   January 31, 1996  October 31, 1995
                                          (in thousands)
     Raw Materials       $ 6,753             $ 2,944          $ 3,600
     Finished Goods       62,167              52,457           56,858
                         -------             -------          -------
     Inventory           $68,920             $55,401          $60,458
                         =======             =======          =======

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress at October 31, 1996, January 31, 1996 or October 31, 1995. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $890,000, $1,263,000 and $889,000 as of October 31, 1996, January 31, 1996 and October
31, 1995, respectively. As of October 31, 1996, January 31, 1996 and October 31, 1995, consignment inventories held by the Company that are not included in the balance sheets total $30,393,000, (including $15,295,000 under the Gold Facility), $15,940,000, and $16,744,000, respectively.

Gold Consignment
     During the third quarter of 1996, the Company sold a total of 39,000 ounces of gold for approximately $15,300,000 under the Gold Facility which provides for the sale of a maximum 39,000 troy ounces or $16,000,000. Under the agreement, the Company agreed to pay a consignment fee 250 basis points over the rate set by the bank based on the London Interbank Bullion Rate payable monthly. A commitment fee of .5% per annum on the unused portion of the Gold Facility is payable monthly. The consignment fees totaled $142,000 for the quarter ended October 31, 1996 at a weighted average rate of 3.7%.

6.   Financing Arrangements

     In conjunction with the IPO and Recapitalization, the Company completed a restructuring of its outstanding indebtedness. Effective May 3, 1996 the Company entered into a Revolving Credit, Term Loan and Gold Consignment agreement with a group of banks totaling $60,000,000 which expires April 30, 2001. (See Note 3 Equity Offering and Recapitalization.)

     Under this agreement, the banks have a security interest in all of the assets of the Company. The Credit Agreement contains certain restrictions on capital expenditures, payment of dividends and assumption of additional debt and requires the Company to maintain specified minimum levels of certain financial measures, including fixed charge ratio and certain balance sheet measures.

Revolver Loan
     The Revolving Credit Facility is available up to a maximum of $29,000,000 and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of .5% per annum on the unused portion of the commitment is payable monthly.

     Interest rates for these borrowings under this agreement are, at the Company's option, Eurodollar rates plus 2.5% or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowing. The interest expense for the quarter ended October 31, 1996 was $245,000 reflecting a weighted average interest rate of 9.1%.

Term Loan
     Outstanding term loan borrowings as of October 31, 1996 were $14,500,000 of which $1,500,000 were due within one year. Principal payments are due quarterly. Interest rates for these borrowings under this agreement are, at the Company's option, Eurodollar rates plus 2.5% or the banks' prime rate.
Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense for the period ended October 31, 1996 was $298,000 reflecting a weighted average interest rate of 8.0%.

Scheduled maturities under the term loan borrowings are as follows:



Fiscal Year                Amount
-----------             -----------
1996                    $  250,000
1997                     1,750,000
1998                     2,750,000
1999                     3,750,000
2000                     4,750,000
Thereafter               1,250,000
                        -----------
                        $14,500,000
                        ===========



Subordinated Notes
     In conjunction with the IPO and Recapitalization the Company issued Senior Subordinated Notes totaling $20,000,000 due in 2004. Series A Subordinated Notes due 2004 (the "Series A Notes") totaling $12,000,000 bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. The Series B Subordinated Notes due 2004 (the "Series B Notes") totaling $8,000,000 bear interest at 15% per annum increasing 1% per annum beginning May 1, 1998, payable in cash, with interest payment due quarterly. Interest expense was $664,500 for the quarter ended October 31, 1996.

     The Series A Notes were subsequently exchanged for the Company's Series C Subordinated Notes due 2004 (the "Series C Notes") which are identical in all material respects to the Series A Notes, except that the Series C Notes have been registered under the Securities Act of 1933, as amended. The Series B Notes were subsequently exchanged for the Company's Series D Subordinated Notes due 2004 (the "Series D Notes") which are identical in all material respects to the Series B Notes, except that the Series D Notes have been registered under the Securities Act of 1933, as amended.

     As of October 31, 1996, January 31, 1996 and October 31, 1995, respectively, the current portion and noncurrent portion of long term debt consisted of the following:

                                October 31, 1996  January 31, 1996 October 31, 1995
                                ----------------  ---------------- ----------------
                                                  (in thousands)
Current portion of
long-term debt
   Term loan, old                   $   ---         $ 7,938         $  6,400
   Senior accreting notes                             1,908              ---
   Term debt                          1,500             ---              ---
                                    -------         -------         --------
        Total                       $ 1,500         $ 9,846         $  6,400
                                    =======         =======         ========

Long-term debt, net of
current portion
   Term loan, old                   $   ---         $18,662         $ 26,600
   Senior accreting notes               ---          47,819           48,441
   Zero coupon notes                    ---           5,847            5,736
   Term loan                         13,000             ---              ---
   Subordinated debt, old               ---          23,598           22,880
   Subordinated debt                 20,000             ---              ---
                                    -------         -------         --------
        Total                       $33,000         $95,926         $103,657
                                    =======         =======         ========

7.   Stock Incentive Plans

     In connection with the IPO, the Board of Directors and stockholders of the Company approved the 1996 Long-Term Incentive Plan (the "1996 Plan"). Under the 1996 Plan, the Company may grant incentive stock options ("ISOs") or nonqualified stock options. The 1996 Plan also provides for the grant of stock appreciation rights ("SARs"), bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures, and performance shares. Performance shares are rights, contingent upon the attainment of performance measures within a specified performance period, to receive one share of Common Stock, which may be restricted, or the fair market value of such performance share in cash. A total of 774,631 shares of Common Stock have been reserved for issuance under the 1996 Plan. Grants may be made under the 1996 Plan during the ten years after its effective date.

     As of October 31, 1996, the Company has made grants under the 1996 Plan totaling 741,716 options. Stock options generally become exercisable in cumulative annual installments of 25% of the shares subject to option beginning on the first anniversary of the date of the option grant. The stock options granted and exercise price under the 1996 Plan are as follows:



Options  Exercise Price
-------  --------------

702,216      $14.00
 10,000      $20.00
 15,000      $21.00
 10,000      $23.50
  4,500      $27.00
-------
741,716
=======


     The weighted average exercise price of outstanding options under the 1996 Plan is $14.43.

8.   Pro Forma Earnings Per Share

     On a pro forma basis, to reflect the IPO and Recapitalization as though it had occurred at the beginning of each of the periods ending October 31, net income, earnings per shares and average shares outstanding would have been as follows:


                               Three Months Ended         Nine Months Ended
                             October 31, October 31,   October 31,  October 31,
                               1996        1995          1996          1995
                             ----------- -----------   -----------  -----------
                                  (in thousands, except per share amounts)

Pro forma net income          $  457      $  (67)       $2,059        $  397

Pro forma earnings per
share                         $ 0.05      $(0.01)       $ 0.22        $ 0.04

Average shares outstanding     9,210       8,382         9,205         8,899


9.   Subsequent Event

     During November, 1996 the Company completed a secondary public offering (the "Offering"). The Company issued 1,265,000 shares of Common Stock and received net proceeds of approximately $25.9 million after deducting underwriting discounts and offering costs. The Company intends to use such proceeds to reduce the Company's indebtedness, to accelerate the pace of new store openings and for working capital and other general corporate purposes.

     Net proceeds from the Offering of $8,960,000 were used to redeem at a premium all $8.0 million in principal amount of the Company's Series D Notes. The Series D Notes would otherwise have matured in October 2004 and bear interest at a rate of 15.0% per annum plus, for subsequent periods commencing May 1, 1998, 1% per annum (increasing in 1% increments per each subsequent year commencing May 1, 1999). In addition, the Company used the remaining net proceeds from the Offering to repay the term loan and reduce borrowings under its Revolving Credit Facility which bear interest at fluctuating rates. The Company expects to borrow under its Bank Facility as needed to fund its store expansion program, working capital needs and for general corporate purposes, possible including a purchase of a portion of its outstanding Series C Notes.

     In conjunction with the Offering, the Company amended the Revolving Credit, Term Loan and Gold Consignment Agreement to allow for the prepayment of Series D Notes and up to $5,000,000 of Series C Notes (including any prepayment premiums), increase the capital expenditures limitations, and repay the term loan.

     The amendment also increased the total revolver commitment to $43,500,000, however, the total revolver commitment will be reduced based on the following schedule:

      January 31, 1995                         $  500,000
      July 31, 1997 and January 31, 1998       $1,000,000
      July 31, 1998 and January 31, 1999       $1,500,000
      July 31, 1999 and January 31, 2000       $2,000,000
      July 31, 2000 and January 31, 2001       $2,500,000


     In addition, the Company intends to write off the deferred financing costs associated with the Subordinated debt and the Bank Facility to the extent debt has been extinguished.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the three months ended October 31, 1996

     Net sales for the third quarter of fiscal 1996 increased by $4.9 million or 17.6% to $32.6 million. Comparable store sales increased $2.3 million or 8.5% in the third quarter of fiscal 1996. Sales from new stores contributed $3.0 million to the overall sales increase. The average number of units sold on a comparable store basis increased by approximately 6.2% in the third quarter of fiscal 1996, while the average price per merchandise sale increased to $281 in the fiscal 1996 quarter from $277 in the fiscal 1995 quarter. Comparable store sales increased in part due to the implementation of certain return/exchange policies, ongoing improvements in the quality of the Company's sales force, increased use of non-recourse credit and increased inventory levels, as well as a solid retail environment. The Company opened nine new stores in the third quarter of fiscal 1996, increasing the number of stores operated to 164 as of October 31, 1996 compared to 146 as of October 31, 1995.

     Gross profit increased $2.3 million to $13.1 million in the third quarter of fiscal 1996. The gross profit percentage increased to 40.1% in the third quarter of fiscal 1996 from 38.7% for the same period in the prior year, primarily due to the leveraging of certain buying and occupancy costs over the Company's higher sales.

     Selling, general and administrative expenses increased by $1.9 million or 20.5% to $10.8 million in the third quarter of fiscal 1996 from $8.9 million in the prior year period. New stores accounted for $1.0 million of this increase. As a percentage of net sales, selling, general and administrative expenses increased to 33.0% in the third quarter of fiscal 1996 from 32.3% in the third quarter of 1995. The dollar increase primarily related to higher payroll expenses of $1.2 million and $0.3 million in credit expense. Comparable store payroll costs increased 8.6% in the third quarter of fiscal 1996, as compared to the third quarter of fiscal 1995, primarily due to a continuing effort to upgrade the quality of the sales force. Private label non-recourse credit sales as a percentage of net sales increased to 45.0% in the third quarter of fiscal 1996 from 41.6% in the third quarter of fiscal 1995. These non-recourse credit sales carry higher discount rates than bankcard sales, which resulted in higher credit expense.

     Interest expense decreased by $1.7 million to $1.6 million in the third quarter of fiscal 1996 from $3.2 million in the third quarter of fiscal 1995. This resulted from lower outstanding debt balances and lower average interest rates on revolver and term borrowings.

     No ESOP compensation expense has been recorded in fiscal 1996. ESOP compensation expense recorded in the third quarter of fiscal 1995 was $0.1 million. Also, in the third quarter of fiscal 1995, the Company recognized a $0.5 million expense relating to restricted stock awards.

     An income tax expense of $0.5 million was recorded in the third quarter of fiscal 1996 reflecting an expected effective annual tax rate of 39%. No income tax benefit was recorded in the third quarter of 1995 because at that time utilization of the Company's net operating loss was not reasonably assured.

     Net income increased to $.05 million in the third quarter of fiscal 1996 from a loss of $2.0 million in the third quarter of fiscal 1995 as a result of the factors discussed above.


Results of Operations - For the nine months ended October 31, 1996

     Net sales for the nine months ended October 31, 1996 increased by $17.3 million or 21.7% to $97.0 million. Comparable store sales increased $9.1 million or 11.7% in the same period. Sales from new stores contributed $8.5 million to the overall sales increase. The average number of units sold on a comparable store basis increased by approximately 7.1% in the nine months ended October 31, 1996, while the average price per merchandise sale increased to $268 in the fiscal 1996 period from $261 in the fiscal 1995 period. Comparable store sales increased in part due to increased use of non-recourse credit, the implementation of certain return/exchange policies, ongoing improvements in the quality of the Company's sales force, and increased inventory levels, as well as, a solid retail environment. The Company opened nineteen new stores and closed one in the nine months ended October 31, 1996, increasing the number of stores operated to 164 as of October 31, 1996 compared to 146 as of October 31, 1995.

     Gross profit increased $8.1 million to $38.9 million in the nine months ended October 31, 1996. The gross profit percentage increased to 40.1% in the nine months ended October 31, 1996 from 38.7% in the nine months ended October 31, 1995, due to the leveraging of certain buying and occupancy costs over the higher sales.

     Selling, general and administrative expenses increased by $5.8 million or 22.7% to $31.1 million in the nine months ended October 31, 1996 from $25.4 million in the prior year period. New stores accounted for $2.8 million of this increase. As a percentage of net sales, selling, general and administrative expenses increased to 32.1% in the nine months ended October 31, 1996 from 31.8% in the nine months ended October 31, 1995. The dollar increase primarily relates to higher payroll expenses of $3.3 million and higher credit expenses of $1.2 million. Comparable store payroll costs increased 9.5% in the nine months ended October 31, 1996, as compared to the same period in 1995, primarily due to a continuing effort to upgrade the quality of the sales force and an increase in incentive compensation paid to store based personnel. Private label non-recourse credit sales as a percentage of net sales increased to 44.7% in the nine months ended October 31, 1996 from 38.2% in the nine months ended October 31, 1995. These non-recourse credit sales carry higher discount rates than bankcard sales, which resulted in higher credit expense.

     Interest expense decreased by $3.1 million to $6.1 million in the nine months ended October 31, 1996 from $9.3 million in the nine months ended October 31, 1995. This resulted from lower outstanding debt balances and lower average interest rates on revolver and term borrowings.

     No ESOP compensation expense has been recorded in fiscal 1996. ESOP compensation expense recorded in the nine months ended October 31, 1995 was $0.4 million. Also, in the third fiscal quarter, the Company recognized a $0.5 expense relating to restricted stock awards made in fiscal 1995.

     Income tax expense of $0.6 million was recorded in the nine months ended October 31, 1996 reflecting an expected effective annual tax rate of 39%. No income tax benefit was recorded in the nine months ended October 31, 1995, as utilization of the Company's net operating loss was not reasonably assured at that time.

     A gain on the extinguishment of debt was recorded for $11.2 million, net of taxes, as an extraordinary item. This reflects debt discounts on senior accreting loans of $0.6 million, zero coupon notes of $4.0 million and subordinated debt of
$13.7 million.


Liquidity and Capital Resources

     The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores and scheduled debt payments. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

     The Company's cash flow from operations changed from $0.7 million provided by operations in the first nine months of 1995 to cash flow used by operations of $2.3 million in the first nine months of 1996. Higher income from operations together with increases in accounts payable and accrued expenses were more than offset by increases in merchandise inventories (before the effects of gold consignment) and deferred financing costs. The inventory increase was due primarily to the Company's store expansion program, the purchase of inventory earlier in the holiday season in fiscal 1996 and the overall increase of store inventory levels. Cash generated from financing activities included proceeds from the initial public offering of $40.4 million, $15.0 million from proceeds of term loan, $15.3 million from proceeds from the gold consignment and a $6.7 million dollar increase in the net amount of outstanding checks. The Company utilized cash in the first nine months of 1996 primarily to repay outstanding bank borrowings of $13.8 million on revolving loans, $26.6 million on the term loans, $50.5 million on senior accreting loans and $2.0 on zero coupon notes and to repay subordinated debt of $10.6 million in addition to funding capital expenditures of $5.4 million, primarily related to the opening of nineteen new stores in the first nine months of 1996.

     In November 1996, the Company completed a secondary public offering (the "Offering") in which the Company issued 1,265,000 shares of Common Stock and received net proceeds of approximately $25.9 million. Approximately $9.0 million of the proceeds from the Offering were used to redeem at a premium all $8.0 million in principal amount of the Company's Series D Subordinated Notes due 2004. The remaining net proceeds from the Offering were used to reduce the Company's borrowing under the Company's senior bank facility (including the revolving line of credit). The Company expects to borrow under its senior bank facility revolver as needed to fund its store expansion program (including a planned 28 new stores for fiscal 1997), working capital needs and for general corporate purposes, possibly including a purchase of a portion of the Company's outstanding 12.15% Series C Notes.

     Management expects that cash flows from operations and funds available under its senior bank facility should be sufficient to support the Company's planned new store expansion, debt service and seasonal working capital needs for the foreseeable future.

Inflation

     Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 5 - Other Information

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

Certain statements in this filing, and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, (i) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results, (ii) the Company's leverage and its limited stockholders' equity, (iii) the extent and results of the Company's store expansion program,
(iv) the seasonality of the Company's business, (v) the extent to which the Company is able to retain and attract key personnel, (vi) competition, (vii) relationships with providers of third party credit and the availability and cost of such credit, (viii) relationships with suppliers of merchandise, (ix) fluctuations in gem and gold prices, and (x) regulation.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

4.1 -- Indenture dated as of April 15, 1996 (the "Indenture") between the Company and Norwest Bank Minnesota, National Association, as Trustee, governing the Company's Series C Senior Subordinated Notes Due 2004 (the "Series C Notes")(incorporated by reference to Exhibit 4.3 of the Debt Registration Statement)

4.2 -- Form of First Supplemental Indenture of the Indenture (incorporated by reference to Exhibit 4.4 of the Debt Registration Statement)

4.3 -- Form of Series C Notes (included in Exhibit 4.2 to this Quarterly Report on Form 10-Q)

10.1 -- Revolving Credit, Term Loan and Gold Consignment Agreement, dated as of May 3, 1996, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as agents for the Banks as amended by the First Amendment thereto, the Second Amendment thereto and the Third Amendment thereto (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Commission File No. 333-13903)).

Exhibit 11  Statement re Computation of Per Share Earnings

Exhibit 27  Financial Data Schedule (SEC/EDGAR only)

(b) Reports on Form 8-K

    None
                                          SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MARKS BROS. JEWELERS, INC.
                                          (Registrant)
Date:  November 21, 1996             By:  /s/ John R. Desjardins





                                          -------------------------------
                                          John R. Desjardins
                                          Executive Vice President -
                                          Finance and Administration
                                          and Treasurer (principal
                                          financial officer)