Form 10-K
period 1997-01-31
MARKS BROS JEWELERS INC
filed 1997-04-30
CIK 868984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1997

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-028176

                           Marks Bros. Jewelers, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            36-1433610
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

                 155 N. Wacker Dr., Ste. 500, Chicago, IL 60606
          (Address of principal executive offices, including zip code)

                                 (312) 782-6800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $.001 per share, including
                   associated Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 1997 was $94,767,768.50, based on the closing price of $11.75 of the registrant's common stock on the Nasdaq Stock Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 15, 1997:  10,064,443

Number of shares of Class B Common Stock outstanding as of
April 15, 1997:  101.298

                      Documents Incorporated by Reference:

Part II - Portions of the registrant's 1996 Annual Report, as indicated herein.
Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 1997 (the "Proxy Statement"), as indicated herein.

================================================================================

                                     PART I

     All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy; (2) the seasonality of the Company's business; (3) the Company's leverage; (4) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) fluctuations in gem and gold prices; (10) regulation; and (11) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 1.  Business

The Company

     General. Marks Bros. Jewelers, Inc. (the "Company") is a leading, national specialty retailer of fine jewelry (based on number of stores), operating 176 stores in 24 states as of April 24, 1997. Founded in 1895, the Company operates stores in regional and super-regional shopping malls under the names Whitehall Co. Jewellers(R) (129 stores), Lundstrom Jewelers(R) (42 stores) and Marks Bros. Jewelers(TM) (5 stores). The Company offers at competitive prices an in-depth selection of fine jewelry in the following key categories: diamond, gold, precious and semi-precious jewelry. The Company's target customers are middle to upper middle income women over 25 years old. Central to the Company's growth in operating profits and its high store productivity are its small but flexible store format, the absence of recourse credit risk, its strong sales culture and its operating efficiencies at both the store and corporate levels.

     The Company operates on a fiscal year ending January 31. The year ended January 31, 1997 is referred to herein as fiscal 1996. From fiscal 1991 to fiscal 1996, the Company's net sales grew at a compound annual rate of 15.2% from $76.7 million to $155.5 million, while income from operations grew at a compound annual rate of 28.6%, from $5.4 million to $19.0 million. The Company's growth during this period is attributable to (i) new store openings, which resulted in an increase in the number of stores from 111 to 164 stores, (ii) higher store productivity, as average annual sales per store increased from $699,000 to $990,000, and (iii) improved operating efficiencies resulting in an increase in the Company's operating margin from 7.0% to 12.2%.

     The Company believes it has significant opportunities to increase sales and profitability through an increased number of planned store openings, the implementation of several new sales and merchandising programs designed to continue comparable store sales growth, and continued adherence to its strict operating standards regarding performance of sales personnel, store profitability and cost control.

     Retailing Concepts. The Company's stores currently operate under the names Whitehall Co. Jewellers(R) (129 stores), Lundstrom Jewelers(R) (42 stores) and Marks Bros. Jewelers(TM) (5 stores). Each store concept is designed around an open, brightly-lit and inviting layout which encourages browsing by mall shoppers. The Company's multiple name format allows the Company to open additional stores in malls where it already has profitable locations. Whitehall Co. Jewellers is the Company's primary trademark and is positioned to be somewhat more upscale than the average mall-based jewelry store. The Company operates two stores in 34 malls and three stores in one mall. In most cases a Lundstrom store is added to a mall only after the Company has operated a successful Whitehall store in the same center. Generally, Lundstrom is positioned slightly more upscale than Whitehall, with greater emphasis on more expensive diamond and gold merchandise. The Company is testing a new concept that will be closer to a "guild" jewelry retailer. This test store opened in May 1996 in a mall in which the Company already operates a Whitehall and a Lundstrom store. The Company is continuing the evaluate the results of this test.

Industry

     Total retail sales by jewelry stores in the United States in 1996 were approximately $21.07 billion, and such sales grew between 1990 and 1996 at an annual rate of approximately 5.6%, according to the U.S. Department of Commerce.

     The jewelry market is generally divided into three segments: fine jewelry, costume jewelry, and guild jewelry. The broad "fine" jewelry market segment represents a majority of the jewelry market in terms of revenue, and it includes jewelry made from precious metals and gemstones, as well as finer watches. Fine jewelry is sold at a range of price points from middle to upper end, with the upper end consisting of luxury items such as unique design jewelry items and expensive time pieces. Except for a few designer label offerings, fine jewelry is generally not marketed under brand names. Costume jewelry consists of jewelry made of non-precious stones and rhinestones, as well as inexpensive watches. The "guild" market represents a small percentage of the total market.

     Jewelry is mainly distributed through jewelry stores (both independent stores and chains), general merchandise and discount stores, department stores, mail order and catalogs, apparel and accessories stores, and televised home shopping networks. General merchandisers, discount stores, and apparel and accessories stores generally sell costume jewelry and lower-priced "fine" jewelry. Mail order and home shopping distributors generally offer costume jewelry and fine jewelry at low to middle price points. Department stores generally offer a wider assortment of merchandise including a selection of costume, fine and some "guild" jewelry.

     Jewelry stores, including independent stores and jewelry chains, represent the largest distribution channel based on industry sales. Most jewelry stores cater to the broad fine jewelry market offering a variety of items at a range of price points. As of December 31, 1995, there were over 28,000 retail jewelry stores nationwide accounting for almost one-half of all jewelry sales. The retail jewelry industry is highly fragmented with no single chain accounting for a significant percentage of the fine jewelry market.

     The Company believes that the retail jewelry industry is consolidating due to a variety of factors, including (i) bad debt exposure, which has impacted jewelry stores that extend recourse credit to customers, (ii) overexpansion of stores and the failure to close unprofitable stores, and (iii) financial risk of high leverage. The Company believes that industry consolidation will continue as independent jewelers find it increasingly difficult to achieve economies of scale in merchandise purchasing and real estate site selection.

Operating Strategies

     The Company believes that its success is attributable in large measure to its business strategy which emphasizes adherence to the Company's strict operating standards regarding real estate selection, credit policies, performance of sales personnel, store profitability and cost control. The principal elements of the Company's operating strategies are as follows:

          Small, Flexible Store Format in Regional Malls. The Company believes it has a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls due principally to
     (i) its small average store size of approximately 800 square feet, which, while considerably smaller than the average store size of most of the Company's competitors, generates comparable sales volumes, (ii) its ability to adapt its store design to various sizes and configurations, and (iii) its high average sales per square foot (approximately $1,247 in fiscal
     1996). Over two-thirds of the Company's stores are located in high traffic, "center court" locations. The stores' small flexible format (which lowers the Company's fixed occupancy costs) and high productivity are desirable to mall owners. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for the Company.

          Absence of Recourse Credit Risk. The Company operates based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards, the Company's private label credit card (which is available through a third party and is non-recourse to the Company), or other non-recourse third party credit arrangements. The Company's strict policy eliminates its credit risk associated with the customer's failure to pay. This policy also distinguishes the Company from most of its competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales.

          Motivated, Sales-Oriented Store Personnel. The primary responsibility of store sales personnel is selling to customers. To assist them in their selling efforts, store personnel are authorized to discount prices within certain limits and to choose from a variety of return/exchange options to offer the customer. Most non-sale activities are largely centralized. In addition, the absence of internal credit operations reduces the need for sales personnel to focus on many in-store credit activities. Compensation and bonus programs reinforce sales and margin goals on a daily, weekly and monthly basis. The Company continually seeks to enhance the selling skills of its sales associates through recruitment of experienced sales personnel and extensive, ongoing training programs.

          Differentiated Merchandising. The Company offers an in-depth selection of merchandise in several key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented to the Company's target customer, the middle to upper middle income woman. Unlike many of its competitors, the Company carries only a limited selection of watches and virtually no costume jewelry or gift merchandise. During the past four fiscal years the Company has increased its average store inventory at an annual rate of approximately 14.4% in an effort to expand the upper price points and add more depth to the merchandise mix.

          Strict Operating Controls. The Company emphasizes high performance standards, backed by strong incentive programs. Adherence to these standards in the areas of store site selection, sales targets, store profitability and cost control is fundamental to the Company's success. For example, the Company reduced central overhead as a percentage of net sales from 9.8% ($7.5 million) in fiscal 1991 to 5.1% ($8.0 million) in fiscal 1996. During this same period, the Company's net sales increased by over 103% and the number of its stores increased by 48%.

Growth Strategies

     The Company believes that it has significant opportunities to increase sales and profits through continued execution of its store expansion strategy and continued comparable store sales gains. The key elements of the Company's growth strategies are as follows:

     Accelerated New Store Openings. The Company opened 35 stores in the last two fiscal years, and plans to open 30 stores in calendar 1997. The Company anticipates opening a similar number of stores in 1998. The following table shows the Company's store expansion during the periods presented reflecting both store openings and closings for the respective periods:



                                           Year Ended January 31,
                                           ----------------------
Number of Stores:           1993        1994        1995        1996       1997
-----------------           ----        ----        ----        ----       ----

Open at beginning
  of period                  111         113         122         131        146
Opened during period           4          11          11          15         20
Closed during period          (2)         (2)         (2)         --         (2)
                             ---         ---         ---         ---        ---
Open at end of period        113         122         131         146        164
                             ===         ===         ===         ===        ===
  Net increase                 2           9           9          15         18

     To reduce the Company's risk associated with entering new malls, the Company prefers to expand in established malls. In addition, the Company seeks to open additional stores in its existing markets where the Company believes it can obtain greater market penetration. The Company also seeks to identify new geographic markets where it can cluster stores for ease of supervision and increased name recognition. The Company entered the St. Louis and Phoenix markets in fiscal 1994 and now has four stores in the Phoenix area and six stores in the St. Louis area. The Company entered the San Diego market in fiscal 1997 with two stores and plans to open two additional stores in this market later in fiscal 1997. The Company also plans to add Orange County, California as a market in fiscal 1997 by opening two stores.

     The Company seeks to open new stores in key locations in regional and super-regional malls. The Company's national presence permits it to focus its new store openings on desirable malls throughout the country and often to obtain high traffic, "center court" locations in those malls to maximize exposure to mall shoppers. The Company uses its multiple name format to open additional stores in malls where it already has profitable locations. For example, the Company operates two stores in 34 malls and three stores in one mall.

     The Company continuously evaluates the performance of its stores and closes certain stores from time to time that do not continue to meet its strategic location profile or its performance requirements.

Merchandising

     The Company believes that an important element of its success is a focused merchandising strategy that reflects its upscale customer orientation and small store format. The Company seeks to provide a deep assortment of items across a broad range of price points in its key product categories: diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, and precious and semi-precious jewelry. Unlike many of its competitors, the Company carries only a limited selection of watches and virtually no costume jewelry or gift merchandise.

     Each store offers approximately 2,500 individual items, including approximately 500 core jewelry items, which accounted for approximately 40% of net sales in fiscal 1996. In addition, the Company has expanded its merchandise assortment in higher price points. The Company's average price per merchandise sale has increased from $229 in fiscal 1994 to $245 in fiscal 1995 and $255 in fiscal 1996.

     In recent years, the Company has increased the average number of items available in its stores to broaden the appeal of its merchandise assortment and expand its product breadth in selected product categories, particularly bridal and other diamond jewelry. For example, store merchandise per store (including consigned items) has grown at a compound annual rate of approximately 14.4% over the past four fiscal years (as measured by the inventory and consigned items on hand at fiscal year end). During fiscal 1996, the Company placed a significantly expanded selection of higher priced merchandise, our Signature Collection, in approximately 35 stores on a test basis. Based on the initial success of this program, the Company plans to expand this program to a number of additional stores during fiscal 1997.

     The  following   table  sets  forth  the  Company's   percentage  of  total
merchandise sales by category for the following periods:

                                           Year Ended January 31,
                                           ----------------------
                            1993        1994        1995        1996       1997
                            ----        ----        ----        ----       ----

Diamonds                    51.4%       54.0%       56.8%       57.6%      57.5%
Gold                        25.5        26.6        25.0        25.2       25.4
Precious/Semi-Precious      16.8        15.0        15.1        14.6       14.8
Watches                      3.0         2.7         2.4         2.1        2.1
Other                        3.3         1.7         0.7         0.5        0.2
                           -----       -----       -----       -----      -----
         Total             100.0%      100.0%      100.0%      100.0%     100.0%
                           =====       =====       =====       =====      =====

     All stores carry the Company's core items. The Company also customizes the merchandising of its stores based upon each store's sales volume, individual market preferences and historical selling patterns. The Company continually tests new items in its stores and monitors their sales performance to identify additional sales opportunities.

     Along with its broad product assortment, the Company also provides jewelry repair services to its customers (sales from which represented approximately four percent of fiscal 1996 net sales). Actual repair work is performed by jewelers under independent contract. Approximately 90 of the Company's stores have independent jewelers located in the store to provide on-site repair services to the customer.

     Pricing Strategy. For purposes of pricing, the Company classifies its merchandise into several broad categories. Consistent with many fine jewelry retailers, a substantial portion of the Company's sales are made at prices discounted from listed reference prices. Company personnel are authorized to discount most merchandise prices within certain limits.

Credit

     The Company operates based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), the Company's private label credit cards, which are available through a third party and are non-recourse to the Company, or other non-recourse third party credit arrangements. Because the Company's credit programs are non-recourse to the Company, the Company has no customer credit risk for non-payment by the customer associated with the sale. At the same time, the Company believes that its ability to offer credit through its "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. The Company encourages sales on the Company's private label credit card or other non-recourse third-party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 1996, the Company's average credit sale was approximately $600, versus approximately $100 for a purchase paid for with cash or by check. The Company believes that its success in building its non-recourse credit sales has been a significant factor in its improvement in comparable store sales.

     The Company's credit strategy and its focus on a more upscale clientele are interrelated. A substantial portion of the users of private label credit offered by most jewelers tend to be customers with more limited financial resources or a weaker credit history. In contrast, the Company's adherence to a "no credit risk" policy limits the Company's sales to such individuals. Thus, the Company has historically oriented its merchandising programs to appeal to a more affluent, less credit-reliant consumer.

     The Company has established its private label program through Bank One (and other non-recourse credit purveyors), whereby customers may apply for instant credit on merchandise purchases. Under these credit programs, the credit purveyors have no recourse against the Company based on the customer's failure to pay; recourse against the Company is restricted to those limited cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud). The Company's expense related to these limited cases was approximately 0.5% of sales during fiscal 1996. The Company's credit card discount expense for fiscal 1996 and fiscal 1995 represented 3.0% and 2.6%, respectively, of credit sales for those years. In general, the Company's credit card discount expense is higher for its private label programs than for personal credit cards, such as Visa and MasterCard. Pursuant to the Company's relationship with Bank One, the bank provides credit to the Company's customers using its own credit criteria and policies. The Company pays a fee to Bank One based primarily upon the volume of credit so extended. The Company has similar non-recourse arrangements with other credit purveyors, which it uses in addition to the Bank One program to assist customers in financing their purchases. In addition, the Company utilizes a check authorization company which guarantees payments on transactions involving certain personal checks.

     In late fiscal 1995 and during fiscal 1996 the Company experimented with a "First Time Buyers" program through a non-recourse arrangement with Bank One. Under this program, Bank One granted credit to young customers with little or no credit history, for which the Company paid Bank One a significantly higher fee than it pays under its standard program. Due to the costs and results of the program, the Company and Bank One have discontinued the "First Time Buyers" program as of December, 1996.

     During recent periods there has been an increase in consumer credit delinquencies generally, which has resulted in financial institutions reexamining their pending practices and procedures. Consequently, the availability or cost of third party credit offered by the Company could be adversely affected.

Store Operations

     Store Layout. Over two-thirds of the Company's stores are located in high traffic, "center court" locations. Nearly all of the stores have an open entrance rather than the more traditional single-doorway entrance. Stores are brightly-lit and generally are designed to have display cases situated along the lease line. By formatting the stores in this "customer-friendly" manner and without a formal entryway, a casual mall shopper comes in very close contact with the store's merchandise and personnel without the natural apprehension many have upon "entering" a fine jewelry store.

     Store Management. Each of the Company's stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and personnel matters. Most non-sales related administrative functions are performed at the Company's corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. The Company has approximately 25 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. The Company's senior officers spend a substantial percentage of their time visiting stores to reinforce the close communication between senior executives and store personnel.

     Operating Cost Controls. The Company's store operations are designed to maintain low operating costs at the store level. The Company's small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. The Company also seeks to reduce store-level operating costs through efficient sales staff utilization. To assist store personnel in their selling efforts, many of the administrative functions normally performed at the store level are performed at the corporate level. Due to computerization, more efficient use of personnel, and the elimination of certain non-essential functions, the Company reduced central overhead as a percentage of net sales from 9.8% in fiscal 1991 ($7.5 million) to 5.1% in fiscal 1996 ($8.0 million). During that period, the Company's sales increased by over 103% and the number of stores increased by 48%.

     Store Employee Compensation. The Company seeks to hire experienced sales personnel and motivate its store employees by linking a substantial percentage of employee compensation to individual and store sales performance, as well as by offering opportunities for promotion within the Company.

     Employee Training. The Company believes that providing knowledgeable and responsive customer service is critical to the Company's success and, accordingly, has developed and implemented extensive employee training programs. In addition to training during the first weeks of employment and continuous on-the-job training provided by management, the Company has several training videos to supplement its written training materials for sales associates. Store managers complete a manager training and development program.

Advertising and Promotions

     The Company uses in-store and point-of-sale promotional activities as the main elements of its advertising strategy. The bulk of the Company's advertising and promotional budget is dedicated to in-store signage, flyers, special merchandise displays and targeted mailings. Frequent special promotions such as diamond remount events, clearance sales, "Vice President's Day Events," and similar promotions are designed to increase traffic through the Company's stores and generate an urgency for customers to make purchases. These events vary from year to year and among stores. Publicized events are an important part of the Company's marketing efforts, and the Company generates a significant portion of its revenues during such events. The Company plans to test certain direct mail and media advertising programs in fiscal 1997.

     The Company permits store personnel to choose from a variety of return or exchange options to offer the customer, including a 90-day return policy or a 90-day exchange policy. The vast majority of the Company's sales in fiscal 1996 have been made on a 90-day exchange or similar basis, which the Company believes has favorably affected net sales.

Purchasing

     The Company does not manufacture its merchandise. The Company purchases substantially all of its inventory, including loose gems, directly from prime suppliers located in the United States and abroad. The Company utilizes approximately 130 vendors, primarily in the United States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 1996, the Company's largest and five largest suppliers accounted for approximately 17% and 36%, respectively, of the merchandise purchased by the Company. The Company also has certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by the Company. Management believes that the relationships the Company has established with its suppliers and subcontractors are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores. However, the loss of one or more of its major suppliers, particularly at certain critical times during the year could have a material adverse effect on the Company.

     The Company maintains a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's headquarters in Chicago, Illinois.

     During fiscal 1996, the Company's average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was 65% of the total cost of the Company's on-hand merchandise. The amount of consignment merchandise has increased in recent years. For example, the average amount of consignment merchandise per store has increased from $93,000 on January 31, 1994 to $106,000 on January 31, 1997. The Company is also generally granted favorable exchange privileges which permit it to return or exchange certain unsold merchandise for new products at any time. Those arrangements permit the Company to structure its relationships with vendors to encourage their participation in, and responsibility for, merchandise turnover and profitability. These arrangements permit the Company to have more merchandise available for sale in stores and reduce somewhat the Company's exposure to changes in fashion trends and inventory obsolescence.

     The Company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 1996, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98% of the Company's net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization ("CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The CSO has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. In fiscal 1996, the CSO announced price increases for a number of the sizes and quality grades of diamonds. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. The Company has been increasing the amount of inventory (especially higher pried items) carried in its stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to the Company associated with price fluctuations and changes in fashion trends.

Management Information Systems

     The Company utilizes customized management information systems throughout its business to facilitate the design and implementation of selling strategies and as an integral part of its financial and other operational controls. The Company's management information system utilizes an IBM AS400. The system incorporates point-of-sale computers in its stores with a merchandise management and purchase order management system and utilizes software specifically designed for the jewelry industry, which the Company has customized extensively to meet its needs. The information system has been upgraded to support the Company's needs and further upgrading is necessary to support the Company's growth, including upgrading required to make the information system year 2000 compliant.

     The Company uses the management information system to track each individual item of merchandise from receipt to ultimate sale or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system also enables management to review each store's and each employee's productivity and performance. Based on the sales data, the Company tailors each store's inventory composition and plans the Company's purchasing requirements accordingly. The system enables the Company to manage its inventory at the store level, including the automatic replenishment of merchandise no less frequently than twice a week.

     The  system  also  automatically  provides a daily  reconciliation  of each store's transactions for prompt investigation of discrepancies. The point-of-sale computers are polled nightly by the headquarters system and updated data is available at the beginning of the following day for use by central office and store supervisory personnel, and for transfer into the Company's accounting, merchandising, and other management information systems.

     The Company has implemented, through its point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.). The data is used by Company store managers and sales associates in their efforts to contact customers and anticipate and facilitate future add-on purchases by its customers. For example, a husband who buys a diamond necklace for his wife's birthday may receive a mailing approximately a year later suggesting a matching set of diamond earrings. The Company believes that additional sales volume can be achieved by utilizing such programming initiatives. The point of sale systems also track required inspection dates for customers with diamond warranties. Sales associates are prompted by the system to contact these customers to remind them of the required in-store inspection.

     The Company's supervisors use laptop computers in the field to obtain up-to-date financial information on their stores and down-load it on an as-needed basis from the Company's central computer system. The information available via laptop includes, among other items, store sales, gross profit, personnel costs, and sales associates' productivity information.

     Inventory Loss Prevention and Insurance. The Company undertakes substantial efforts to safeguard its jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, the Company's inventory management and control system, which tracks each item in the Company's inventory, provides a further check against loss or theft. During fiscal 1996, in-store inventory shrinkage amounted to less than 1.0% of sales. The Company has a full-time manager who directs the Company's loss prevention efforts. The Company maintains insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit and at store premises (whether owned or on consignment) in amounts that the Company believes are reasonable and adequate for the types and amounts of merchandise carried by the Company.

Competition

     The jewelry business is fragmented and highly competitive. The Company competes with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, catalog showrooms, discounters, direct mail suppliers and televised home shopping networks. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company and can take advantage of national advertising programs. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

     Management believes that the primary competitive factors affecting its operations are store location and atmosphere, quality of sales personnel and service, breadth and depth of merchandise offered, pricing, credit and reputation. The Company emphasizes its merchandise selection, sales personnel, store location and design and pricing in competing in its target market, which is relatively less credit sensitive.

Trademarks

     Whitehall  Co.  Jewellers(R)  and  Lundstrom   Jewelers(R)  are  registered
trademarks in the United States. The Company has filed an application to register Marks Bros. Jewelers(TM) as a trademark in the United States.

Employees

     As of January 31, 1997, the Company had approximately 1,100 employees, including approximately 1,000 store level employees. The Company usually hires a limited number of temporary employees during each Christmas selling season. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

Regulation

     The Company's operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to the Company's customers is provided by third parties without recourse to the Company based upon a customer's failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to the Company's customers and, consequently, the Company's results of operations or financial condition.

     The Company's operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry. In marketing to its customers, the Company compares many of its prices to "reference prices." The Company's literature indicates to customers that its reference price for an item is either the manufacturer's suggested retail price or the Company's determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers and is not the Company's current selling price or the price at which it formerly sold such item. Although the Company believes that pricing comparisons are common in the jewelry business and that the Company's practice is in compliance with applicable laws relating to trade practices, there can be no assurance that this position would be upheld.

Item 2.  Properties

Properties

     The Company operates 176 stores in 24 states. All of these stores are leased and are located in regional or super-regional malls. The Company's typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent based on store sales and certain other occupancy charges. At January 31, 1997, the average remaining life of the leases for the Company's stores is approximately six years. While there can be no assurance, the Company expects to be generally able to renew these leases as they expire.

     The Company also leases approximately 16,700 square feet of office and administrative space in Chicago, Illinois in an office building housing its corporate headquarters, distribution functions and quality assurance operations. This lease expires on May 13, 2002.

Item 3.  Legal Proceedings

Legal Proceedings

     The Company is involved in certain legal actions from time to time arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Incorporated herein by reference to section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 1996 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

     Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 1996 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated   herein  by  reference  to  section  entitled   "Management's
Discussion and Analysis of Financial Condition and Results of Opertions" in the Company's 1996 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity (Deficit)," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 1996 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1997) is incorporated herein by reference.

Item 11. Executive Compensation

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1997) is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10,
1997) is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1997) is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements

     The following financial statements are filed as part of this report:

          Report of Independent Public Accountants.*

          Balance Sheets of the Company as of January 31, 1997 and 1996.*

          Statements of Operations of the Company for the years ended January 31, 1997, 1996 and 1995.*

          Statements of Stockholders' Equity (Deficit) of the Company for the years ended January 31, 1997, 1996 and 1995.*

          Statements of Cash Flows of the Company for the years ended January 31, 1997, 1996 and 1995.*

          Notes to Financial Statements.*


----------
*    Incorporated herein by reference from the Company's 1996 Annual Report.


     (a)(2) Financial Statement Schedules

          Report of Independent Public Accountants on Financial
          Statement Schedule                                             Page 17
          Schedule II - Valuation and Qualifying Accounts                Page 18

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Exhibits

     The following Exhibits are filed herewith or incorporated herein:

  Exhibit No.  Description
  -----------  -----------
     3.1       Restated Certificate of Incorporation of the Company (1)
     3.2       Restated By-Laws of the Company (1)
     4.1       Stockholders Rights Plan (2)
     4.2 Certificate of Designations of series A Junior Participating Preferred Stock (1)

     4.3 Indenture governing the Notes dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National Association, as Trustee (2)

     4.4       Form of  Series C Notes  (included  in  Exhibit  4.3 to this Form
               10-K) (2)

     4.5       Form of  Series D Notes  (included  in  Exhibit  4.3 to this Form
               10-K) (2)

     4.6       First  Supplemental  Indenture  to  Indenture   (incorporated  by
               reference to Exhibit 4.4 of the Registration Statement on Form S-1 (Commission File No. 333-0403))

     10.1      Second Amended and Restated Registration Agreement (2)

     10.2 Letter Agreements re: Incentive Stock Option dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin, respectively (1) (3)

     10.3 Letter Agreements re: Restricted Stock Awards dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (1) (3)

     10.4 Letter Agreements re: Incentive Compensation dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (1) (3)

     10.5      Company's 1995 Executive Incentive Stock Option Plan (1) (3)

     10.6 Letter Agreement re: Incentive Stock Option between the Company and Lynn D. Eisenheim (1) (3)

     10.7      1996 Long-Term Incentive Plan (2) (3)

     10.8      Amended  and  Restated   Private  Label  Revolving   Credit  Plan
               Agreement, dated May 31, 1996, between the Company and Bank One, N.A. (2)

     10.9      Lease  dated May 14,  1992  between the Company and New York Life
               Insurance   Company   relating   to   the   Company's   corporate
               headquarters (1)

     10.10 Revolving Credit, Term Loan and Gold Consignment Agreement, dated as of May 3, 1996, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as Agent for the Banks, governing the Bank Facility and the Gold Consignment Facility, as amended by the First Amendment thereto, the Second Amendment thereto and the Third Amendment thereto (4)

     10.11 Executive Severance Agreements each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins, Matthew M. Patinkin and Lynn D. Eisenheim (2) (3)

     10.12 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Marks Bros. Jewelers, Inc. Employee Stock Ownership Trust (2)

     10.13     1997 Long-Term Incentive Plan (3)

     10.14     Fourth  Amendment  to  Revolving  Credit,   Term  Loan  and  Gold
               Consignment Agreement, dated as of March 14, 1997, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as Agent for the Banks, governing the Bank Facility and the Gold Consignment Facility

     10.15     Amended and Restated Employee Stock Ownership Plan

     11        Statement re: computation of per share earnings

     13        1996 Annual Report

     23        Consent of Coopers & Lybrand L.L.P.

     24        Powers of Attorney (included on signature page)

     27        Financial Data Schedule

----------
(1) Incorporated herein by reference to an exhibit with the same number as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-1794).

(2) Incorporated herein by reference to an exhibit with the same number as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-0403).

(3)  Represents management contract or compensatory plan or arrangement.

(4) Incorporated herein by reference to an exhibit with the same number as filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-13903).

     (b)  Reports on Form 8-K

          None.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Stockholders and Board of Directors of Marks Bros. Jewelers, Inc.

Our report on the financial statements of Marks Bros. Jewelers, Inc. has been incorporated by reference in this Form 10-K from page 28 of the 1996 Annual Report of Marks Bros. Jewelers, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which is included on page 18 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Chicago, Illinois,
March 17, 1997

                                            MARKS BROS. JEWELERS, INC.

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Twelve months ended January 31, 1995, 1996 and 1997
                                              (Dollars in thousands)


                   Column A                    Column B                   Column C               Column D         Column E
------------------------------------------     --------        ---------------------------       --------         --------

                                               Balance at      Charged to        Charged                          Balance at
                                               Beginning        Costs and        to Other                            End
                Description                    of Period        Expenses         Accounts       Deduction         of Period
                -----------                    ---------        --------         --------       ---------         ---------
Twelve months ended 1/31/95:
  allowance for doubtful accounts.........      $  519           $  615             --           $  629(1)          $  505
                                                ======           ======                          ======             ======
  Inventory allowance.....................       1,226            1,932             --            1,594              1,564
                                                ======           ======                          ======             ======
Twelve months ended 1/ 31/96:
  Allowance for doubtful accounts.........      $  505           $  918             --           $  858(1)          $  565
                                                ======           ======                          ======             ======
  Inventory allowance.....................       1,564            2,045             --            2,346              1,263
                                                ======           ======                          ======             ======
Twelve months ended 1/31/97
  Allowance for doubtful accounts.........      $  565           $1,037             --           $  894(1)          $  708
                                                ======           ======                          ======             ======
  Inventory allowance.....................       1,263            2,662             --            2,214              1,711
                                                ======           ======                          ======             ======

     Note:

     (1) Uncollectible items written off, less recoveries of items previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1997                         MARKS BROS. JEWELERS, INC.

                                        By:  /s/ John R. Desjardins
                                             -----------------------------------
                                             John R. Desjardins
                                             Executive Vice President, Finance &
                                             Administration,
                                             Treasurer and Secretary


                        POWER OF ATTORNEY AND SIGNATURES

     Each of the undersigned officers and directors of Marks Bros Jewelers, Inc. hereby severally constitutes and appoints Hugh M. Patinkin and John R. Desjardins, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Marks Bros. Jewelers, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of April, 1997.


        Name                                           Capacity
        ----                                           --------
/s/ Hugh M. Patinkin                 Chairman, President and Chief Executive Officer
---------------------------          (principal executive officer) and Director
Hugh M. Patinkin


/s/ John R. Desjardins               Executive Vice President, Finance & Administration,
---------------------------          Treasurer and Secretary (principal financial officer) and
John R. Desjardins                   Director



/s/ Matthew M. Patinkin              Director
---------------------------
Matthew M. Patinkin


/s/ Rodney L. Goldstein              Director
---------------------------
Rodney L. Goldstein


/s/ Norman J. Patinkin               Director
---------------------------
Norman J. Patinkin

/s/ Jack A. Smith                    Director
---------------------------
Jack A. Smith


/s/ Daniel H. Levy                   Director
---------------------------
Daniel H. Levy

                                  EXHIBIT INDEX





Exhibit
  No.                           Description
-------                         -----------
 10.13 -- 1997 Long-Term Incentive Plan

 10.14 -- Fourth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated as of March 14, 1997, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as Agent for the Banks, governing the Bank Facility and the Gold Consignment Facility

 10.15 -- Amended and Restated Employee Stock Ownership Plan

    11 -- Statement re: computation of per share earnings

    13 -- 1996 Annual Report

    23 -- Consent of Coopers & Lybrand L.L.P.

    24 -- Powers of Attorney (included on signature page)

    27 -- Financial Data Schedule

                                                                   EXHIBIT 10.13


                           MARKS BROS. JEWELERS, INC.

                          1997 LONG-TERM INCENTIVE PLAN



                                 I. INTRODUCTION

1.1 Purposes. The purposes of the 1997 Long-Term Incentive Plan (the "Plan") of Marks Bros. Jewelers, Inc. (the "Company"), and its subsidiaries from time to time (individually a "Subsidiary" and collectively the "Subsidiaries"), are (a) to align the interests of the Company's stockholders and the recipients of awards under this Plan by increasing the proprietary interest of such recipients in the Company's growth and success, (b) to advance the interests of the Company by attracting and retaining officers and other key employees, and well-qualified persons who are not officers or employees of the Company ("non-employee directors") for service as directors of the Company and (c) to motivate such employees and non-employee directors to act in the long-term best interests of the Company's stockholders. For purposes of this Plan, references to employment by the Company shall also mean employment by a Subsidiary.

1.2      Certain Definitions.

     "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2, as in effect on the effective date of this Plan, under the Exchange Act; provided, however, that no director or officer of the Company shall be deemed an Affiliate or Associate of any other director or officer of the Company solely as a result of his or her being a director or officer of the Company.

     "Agreement" shall mean the written agreement evidencing an award hereunder between the Company and the recipient of such award.

     "Beneficial Owner" (including the terms "Beneficially Own" and "Beneficial Ownership"), when used with respect to any Person, shall be deemed to include any securities which:

     (a)  such  Person  or  any  of  such  Person's   Affiliates  or  Associates
beneficially owns, directly or indirectly (determined as provided in Rule 13d-3, as in effect on the effective date of this Plan, under the Exchange Act);

     (b) such Person or any of such Person's Affiliates or Associates, directly or indirectly, has:

          (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time or upon the satisfaction of any conditions, or both) pursuant to any written or oral agreement, arrangement or understanding (other than customary agreements with and among underwriters and selling group members with respect to a bona fide public offering of securities), upon the exercise of any options, warrants, rights or conversion or exchange privileges or otherwise; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to Beneficially Own securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or

          (ii) the right to vote pursuant to any written or oral agreement, arrangement or understanding; provided, however, that a Person shall not be deemed the Beneficial Owner of, or to Beneficially Own, any security otherwise subject to this item (ii) if such agreement, arrangement or understanding to vote (1) arises solely from a revocable proxy or consent given to such Person or any of such Person's Affiliates or Associates in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations under the Exchange Act and (2) is not also then reportable by such Person on Schedule 13D (or any comparable or successor report then in effect) under the Exchange Act; or

          (iii) the right to dispose of pursuant to any written or oral agreement, arrangement or understanding (other than customary agreements with and among underwriters and selling group members with respect to a bona fide public offering of securities); or

     (c) are beneficially owned, directly or indirectly, by any other Person with which such Person or any of such Person's Affiliates or Associates has any written or oral agreement, arrangement or understanding (other than customary agreements with and among underwriters and selling group members with respect to a bona fide public offering of securities) for the purpose of acquiring, holding, voting (except to the extent contemplated by the proviso to item (ii) of subparagraph (b) of the first paragraph of this definition) or disposing of any securities of the Company.

     Notwithstanding the first paragraph of this definition, no director or officer of the Company shall be deemed to be the "Beneficial Owner" of, or to "Beneficially Own," shares of Common Stock or other securities of the Company beneficially owned by any other director or officer of the Company solely as a result of his or her being a director or officer of the Company.

     "Board" shall mean the Board of Directors of the Company.

     "Bonus Stock" shall mean shares of Common Stock which are not subject to a Restriction Period or Performance Measures.

     "Bonus Stock Award" shall mean an award of Bonus Stock under this Plan.

     "Cause" shall mean commission of a felony involving moral turpitude or any material breach of any statutory or common law duty to the Company or a Subsidiary involving wilful malfeasance.

     "Change in Control" shall have the meaning set forth in Section 6.8(b).

     "Code" shall mean the Internal Revenue Code of 1986, as amended.

     "Committee" shall mean the Committee designated by the Board, consisting of two or more members of the Board, each of whom shall be (a) a "Non-Employee Director" within the meaning of Rule 16b-3 under the Exchange Act and (b) an "outside director" within the meaning of Section 162(m) of the Code, subject to any transition rules applicable to the definition of outside director.

     "Common Stock" shall mean the common stock, $.001 par value, of the Company.

     "Company" has the meaning specified in Section 1.1.

     "Directors Options" shall have the meaning set forth in Section 5.1.

     "Disability" shall mean the inability for a continuous period of at least six months of the holder of an award to perform substantially such holder's duties and responsibilities, as determined solely by the Committee.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     "Exempt Person" shall mean each of Hugh M. Patinkin, John R. Desjardins, Matthew M. Patinkin and each Affiliate thereof.

     "Fair Market Value" shall mean the average of the high and low transaction prices of a share of Common Stock as reported in the National Association of Securities Dealers Automated Quotation National Market System on the date as of which such value is being determined, or, if the Common Stock is listed on a national securities exchange, the average of the high and low transaction prices of a share of Common Stock on the principal national stock exchange on which the Common Stock is traded on the date as of which such value is being determined, or, if there shall be no reported transactions for such date, on the next preceding date for which transactions were reported; provided, however, that if Fair Market Value for any date cannot be so determined, Fair Market Value shall be determined by the Committee by whatever means or method as the Committee, in the good faith exercise of its discretion, shall at such time deem appropriate.

     "Free-Standing SAR" shall mean an SAR which is not issued in tandem with, or by reference to, an option, which entitles the holder thereof to receive, upon exercise, shares of Common Stock (which may be Restricted Stock), cash or a combination thereof with an aggregate value equal to the excess of the Fair Market Value of one share of Common Stock on the date of exercise over the base price of such SAR, multiplied by the number of such SARs which are exercised.

     "Incentive Stock Option" shall mean an option to purchase shares of Common Stock that meets the requirements of Section 422 of the Code, or any successor provision, which is intended by the Committee to constitute an Incentive Stock Option.

     "Incumbent Board" shall have the meaning set forth in Section 6.8(b)(ii) hereof.

     "Mature Shares" shall mean shares of Common Stock for which the holder thereof has good title, free and clear of all liens and encumbrances and which such holder either (a) has held for at least six months or (b) has purchased on the open market.

     "Non-Employee Director" shall mean any director of the Company who is not an officer or employee of the Company or any Subsidiary (except in the definition of Committee, in which case "Non-Employee Director" shall have the meaning set forth in Rule 16b-3 under the Exchange Act).

     "Non-Statutory Stock Option" shall mean a stock option which is not an Incentive Stock Option.

     "Performance Measures" shall mean the criteria and objectives, established by the Committee, which shall be satisfied or met (a) as a condition to the exercisability of all or a portion of an option or SAR or (b) during the applicable Restriction Period or Performance Period as a condition to the holder's receipt, in the case of a Restricted Stock Award, of the shares of Common Stock subject to such award, or, in the case of a Performance Share Award, of payment with respect to such award. Such criteria and objectives may include one or more of the following: the attainment by a share of Common Stock of a specified Fair Market Value for a specified period of time, earnings per share, return to stockholders (including dividends), return on equity, earnings of the Company, revenues, market share, cash flows or cost reduction goals, or any combination of the foregoing. If the Committee desires that compensation payable pursuant to any award subject to Performance Measures be "qualified performance-based compensation" within the meaning of section 162(m) of the Code, the Performance Measures shall be established by the Committee no later than the end of the first quarter of the Performance Period or Restriction Period, as applicable (or such other time designated by the Internal Revenue Service).

     "Performance Period" shall mean any period designated by the Committee during which the Performance Measures applicable to a Performance Share Award shall be measured.

     "Performance Share" shall mean a right, contingent upon the attainment of specified Performance Measures within a specified Performance Period, to receive one share of Common Stock, which may be Restricted Stock, or in lieu thereof, the Fair Market Value of such Performance Share in cash.

     "Performance Share Award" shall mean an award of Performance Shares under this Plan.

     "Permanent  and  Total  Disability"  shall  have the  meaning  set forth in
Section 22(e)(3) of the Code or any successor thereto.

     "Person" shall mean any individual, firm, corporation, partnership or other entity, and shall include any successor (by merger or otherwise) of any of the forgoing.

     "Restricted Stock" shall mean shares of Common Stock which are subject to a Restriction Period.

     "Restricted Stock Award" shall mean an award of Restricted Stock under this Plan.

     "Restriction Period" shall mean any period designated by the Committee during which the Common Stock subject to a Restricted Stock Award may not be sold, transferred, assigned, pledged, hypothecated or otherwise encumbered or disposed of, except as provided in this Plan or the Agreement relating to such award.

     "SAR" shall mean a stock appreciation right which may be a Free-Standing SAR or a Tandem SAR.

     "Stock Award" shall mean a Restricted Stock Award or a Bonus Stock Award.

     "Tandem SAR" shall mean an SAR which is granted in tandem with, or by reference to, an option (including a Non-Statutory Stock Option granted prior to the date of grant of the SAR), which entitles the holder thereof to receive, upon exercise of such SAR and surrender for cancellation of all or a portion of such option, shares of Common Stock (which may be Restricted Stock), cash or a combination thereof with an aggregate value equal to the excess of the Fair Market Value of one share of Common Stock on the date of exercise over the base price of such SAR, multiplied by the number of shares of Common Stock subject to such option, or portion thereof, which is surrendered.

     "Tax Date" shall have the meaning set forth in Section 6.5.

     "Ten Percent Holder" shall have the meaning set forth in Section 2.1(a).

     1.3 Administration. This Plan shall be administered by the Committee. Subject to Section 6.1, any one or a combination of the following awards may be made under this Plan to eligible persons: (a) options to purchase shares of Common Stock in the form of Incentive Stock Options or Non-Statutory Stock Options, (b) in the form of Tandem SARs or Free-Standing SARs, (c) Stock Awards in the form of Restricted Stock or Bonus Stock and (d) Performance Shares. The Committee shall, subject to the terms of this Plan, select eligible persons for participation in this Plan and determine the form, amount and timing of each award to such persons and, if applicable, the number of shares of Common Stock, the number of SARs and the number of Performance Shares subject to such an award, the exercise price or base price associated with the award, the time and conditions of exercise or settlement of the award and all other terms and conditions of the award, including, without limitation, the form of the Agreement evidencing the award. The Committee shall, subject to the terms of this Plan, interpret this Plan and the application thereof, establish rules and regulations it deems necessary or desirable for the administration of this Plan and may impose, incidental to the grant of an award, conditions with respect to the award, such as limiting competitive employment or other activities. All such interpretations, rules, regulations and conditions shall be conclusive and binding on all parties.

     The Committee may delegate some or all of its power and authority hereunder to the Chief Executive Officer or other executive officer of the Company as the Committee deems appropriate; provided, however, that the Committee may not delegate its power and authority with regard to (a) the grant of an award under this Plan to any person who is a "covered employee" within the meaning of
Section 162(m) of the Code or who, in the Committee's judgment, is likely to be a covered employee at any time during the period an award hereunder to such employee would be outstanding or (b) the selection for participation in this Plan of an officer or other person subject to Section 16 of the Exchange Act or decisions concerning the timing, pricing or amount of an award to such an officer or other person.

     No member of the Board of Directors or Committee, and neither the Chief Executive Officer nor any other executive officer to whom the Committee delegates any of its power and authority hereunder, shall be liable for any act, omission, interpretation, construction or determination made in connection with this Plan in good faith, and the members of the Board of Directors and the Committee and the President and Chief Executive Officer or other executive officer shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including attorneys' fees) arising therefrom to the full extent permitted by law, except as otherwise may be provided in the Company's Certificate of Incorporation and/or By-laws, as the same may be amended or restated from time to time, and under any directors' and officers' liability insurance that may be in effect from time to time.

     A majority of the Committee shall constitute a quorum. The acts of the Committee shall be either (a) acts of a majority of the members of the Committee present at any meeting at which a quorum is present or (b) acts approved in writing by a majority of the members of the Committee without a meeting.

     Notwithstanding anything to the contrary herein, any grant of awards to a Non-Employee Director (not including awards under Article V) shall require the approval of the Board.

     1.4 Eligibility. Participants in this Plan shall consist of such directors, officers or other key employees of the Company and its Subsidiaries as the Committee, in its sole discretion, may select from time to time. The Committee's selection of a person to participate in this Plan at any time shall not require the Committee to select such person to participate in this Plan at any other time. Non-Employee Directors shall also be eligible to participate in this Plan in accordance with Article V.

     1.5 Shares Available. Subject to adjustment as provided in Sections 6.7 and 6.8, 400,000 shares of Common Stock shall be available under this Plan, reduced by the sum of the aggregate number of shares of Common Stock (a) that are issued upon the grant of a Stock Award and (b) which become subject to outstanding options, including Directors' Options, outstanding Free-Standing SARs and outstanding Performance Shares. To the extent that shares of Common Stock subject to an outstanding option (other than in connection with the exercise of a Tandem SAR), Free-Standing SAR or Performance Share are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the delivery or withholding of shares of Common Stock to pay all or a portion of the exercise price of an award, if any, or to satisfy all or a portion of the tax withholding obligations relating to an award, then such shares of Common Stock shall again be available under this Plan.

     Shares of Common Stock to be delivered under this Plan shall be made available from authorized and unissued shares of Common Stock, or authorized and issued shares of Common Stock reacquired and held as treasury shares or otherwise or a combination thereof.

     To the extent required by Section 162(m) of the Code and the rules and regulations thereunder, the maximum number of shares of Common Stock with respect to which options or SARs, Stock Awards or Performance Share Awards, or a combination thereof may be granted during any calendar year to any person shall be 200,000 subject to adjustment as provided in Section 6.7.

                 II. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     2.1 Stock Options. The Committee may, in its discretion, grant options to purchase shares of Common Stock to such eligible persons as may be selected by the Committee. Each option, or portion thereof, that is not an Incentive Stock Option, shall be a Non-Statutory Stock Option. Each Incentive Stock Option shall be granted within ten years of the effective date of this Plan. To the extent that the aggregate Fair Market Value (determined as of the date of grant) of shares of Common Stock with respect to which options designated as Incentive Stock Options are exercisable for the first time by a participant during any calendar year (under this Plan or any other plan of the Company, or any parent or Subsidiary) exceeds the amount (currently $100,000) established by the Code, such options shall constitute Non-Statutory Stock Options.

     Options shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

     (a) Number of Shares and Purchase Price. To the extent required, the number of shares of Common Stock subject to an option shall be determined by the Committee. The purchase price per share of Common Stock purchasable upon exercise of the option shall be determined by the Committee; provided, however, that the purchase price per share of Common Stock purchasable upon exercise of an Option shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of such option; provided further, that if an Incentive Stock Option shall be granted to any person who, at the time such option is granted, owns capital stock possessing more than ten percent of the total combined voting power of all classes of capital stock of the Company (or of any parent or Subsidiary) (a "Ten Percent Holder"), the purchase price per share of Common Stock shall be the price (currently 110% of Fair Market Value) required by the Code in order to constitute an Incentive Stock Option.

     (b) Option Period and Exercisability. The period during which an option may be exercised shall be determined by the Committee; provided, however, that no Incentive Stock Option shall be exercised later than ten years after its date of grant; provided further, that if an Incentive Stock Option shall be granted to a Ten Percent Holder, such option shall not be exercised later than five years after its date of grant. The Committee may, in its discretion, establish Performance Measures which shall be satisfied or met as a condition to the grant of an option or to the exercisability of all or a portion of an option. The Committee shall determine whether an option shall become exercisable in cumulative or non-cumulative installments and in part or in full at any time. An exercisable option, or portion thereof, may be exercised only with respect to whole shares of Common Stock, except that if the remaining option then exercisable is for less than a whole share, such remaining amount may be exercised.

     (c) Method of Exercise. An option may be exercised (i) by giving written notice to the Company specifying the number of whole shares of Common Stock to be purchased and accompanied by payment therefor in full (or arrangement made for such payment to the Company's satisfaction) either (1) in cash, (2) by delivery of Mature Shares having a Fair Market Value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, (3) by authorizing the Company to withhold whole shares of Common Stock which would otherwise be delivered upon exercise of the option having a Fair Market Value, determined as of the date of exercise, equal to the aggregate purchase price payable by reason of such exercise, (4) in cash by a broker-dealer acceptable to the Company to whom the optionee has submitted an irrevocable notice of exercise or (5) a combination of (1), (2) and (3), in each case to the extent set forth in the Agreement relating to the option, (ii) if applicable, by surrendering to the Company any Tandem SARs which are canceled by reason of the exercise of the option and (iii) by executing such documents as the Company may reasonably request. The Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (2)-(5). Any fraction of a share of Common Stock which would be required to pay such purchase price shall be disregarded and the remaining amount due shall be paid in cash by the optionee. No certificate representing Common Stock shall be delivered until the full purchase price therefor has been paid.

     (d) Additional Options. The Committee shall have the authority to include in any Agreement relating to an option a provision entitling the optionee to an additional option in the event such optionee exercises the option represented by such option agreement, in whole or in part, by delivering previously owned whole shares of Common Stock in payment of the purchase price in accordance with this Plan and such Agreement. Any such additional option shall be for a number of shares of Common Stock equal to the number of delivered shares, shall have a purchase price determined by the Committee in accordance with this Plan, shall be exercisable on the terms and subject to the conditions set forth in the Agreement relating to such additional option.

     2.2 Stock Appreciation Rights. The Committee may, in its discretion, grant SARs to such eligible persons as may be selected by the Committee. The Agreement relating to an SAR shall specify whether the SAR is a Tandem SAR or a Free-Standing SAR.

     SARs shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

     (a) Number of SARs and Base Price. The number of SARs subject to an award shall be determined by the Committee. Any Tandem SAR related to an Incentive Stock Option shall be granted at the same time that such Incentive Stock Option is granted. The base price of a Tandem SAR shall be the purchase price per share of Common Stock of the related option. The base price of a Free-Standing SAR shall be determined by the Committee; provided, however, that such base price shall not be less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of such SAR.

     (b) Exercise Period and Exercisability. The Agreement relating to an award of SARs shall specify whether such award may be settled in shares of Common Stock (including shares of Restricted Stock) or cash or a combination thereof. The period for the exercise of an SAR shall be determined by the Committee;
provided, however, that no Tandem SAR shall be exercised later than the expiration, cancellation, forfeiture or other termination of the related option. The Committee may, in its discretion, establish Performance Measures which shall be satisfied or met as a condition to the exercisability of an SAR. The Committee shall determine whether an SAR may be exercised in cumulative or non-cumulative installments and in part or in full at any time. An exercisable SAR, or portion thereof, may be exercised, in the case of a Tandem SAR, only with respect to whole shares of Common Stock and, in the case of a Free-Standing SAR, only with respect to a whole number of SARs. If an SAR is exercised for shares of Restricted Stock, a certificate or certificates representing such Restricted Stock shall be issued in accordance with Section 3.2(c) and the holder of such Restricted Stock shall have such rights of a stockholder of the Company as determined pursuant to Section 3.2(d). Prior to the exercise of an SAR for shares of Common Stock, including Restricted Stock, the holder of such SAR shall have no rights as a stockholder of the Company with respect to the shares of Common Stock subject to such SAR.

     (c) Method of Exercise. A Tandem SAR may be exercised (i) by giving written notice to the Company specifying the number of whole SARs which are being exercised, (ii) by surrendering to the Company any options which are canceled by reason of the exercise of the Tandem SAR and (iii) by executing such documents as the Company may reasonably request. A Free-Standing SAR may be exercised (i) by giving written notice to the Company specifying the whole number (or if the remaining SAR then exercisable is for less then one whole share, such remaining amount) of SARs which are being exercised and (ii) by executing such documents as the Company may reasonably request.

     2.3 Termination of Employment or Service with the Company.

     (a) Disability. Subject to paragraph (f) below and Section 6.8, and unless otherwise specified in the Agreement relating to an option or SAR, as the case may be, if the employment or service with the Company of the holder of an option or SAR terminates by reason of Disability, each option and SAR held by such holder shall be exercisable only to the extent that such option or SAR, as the case may be, is exercisable on the effective date of such holder's termination of employment or service and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until and including the earliest to occur of (i) the date which is three months (or such other period as set forth in the Agreement relating to such option or SAR) after the effective date of such holder's termination of employment or service and (ii) the expiration date of the term of such option or SAR.

     (b) Retirement. Subject to paragraph (f) below and Section 6.8, and unless otherwise specified in the Agreement relating to an option or SAR, as the case may be, if the employment or service with the Company of the holder of an option or SAR terminates by reason of retirement on or after age 65 with the consent of the Company, each option and SAR held by such holder shall be exercisable only to the extent that such option or SAR, as the case may be, is exercisable on the effective date of such holder's termination of employment or service and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until and including the earliest to occur of (i) the date which is six months (or such other period as set forth in the Agreement relating to such option or SAR) after the effective date of such holder's termination of employment or service and (ii) the expiration date of the term of such option or SAR.

     (c) Death. Subject to paragraph (f) below and Section 6.8, and unless otherwise specified in the Agreement relating to an option or SAR, as the case may be, if the employment or service with the Company of the holder of an option or SAR terminates by reason of death, each option and SAR held by such holder shall be exercisable only to the extent that such option or SAR, as the case may be, is exercisable on the date of such holder's death, and may thereafter be exercised by such holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is one year (or such other period as set forth in the Agreement relating to such option or SAR) after the date of death and (ii) the expiration date of the term of such option or SAR.

     (d) Other Termination. If the employment or service with the Company of the holder of an option or SAR is terminated by the Company for Cause, each option and SAR held by such holder shall terminate automatically on the effective date of such holder's termination of employment or service.

     Subject to paragraph (f) below and Section 6.8, and unless specified in the Agreement relating to an option or SAR, as the case may be, if the employment or service with the Company of the holder of an option or SAR terminates for any reason other than Disability, retirement on or after age 65 with the consent of the Company, death or Cause, each option and SAR held by such holder shall be exercisable only to the extent that such option or SAR is exercisable on the effective date of such holder's termination of employment or service and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until and including the earliest to occur of (i) the date which is three months (or such other period as set forth in the Agreement relating to such option or SAR) after the effective date of such holder's termination of employment or service and (ii) the expiration date of the term of such option or SAR.

     (e) Death Following Termination of Employment or Service. Subject to paragraph (f) below and Section 6.8, and unless otherwise specified in the Agreement relating to an option or SAR, as the case may be, if the holder of an option or SAR dies during the three-month period following termination of employment or service by reason of Disability, or if the holder of an option or SAR dies during the three-month period following termination of employment or service by reason of retirement on or after age 65 with the consent of the Company, or if the holder of an option or SAR dies during the three-month period following termination of employment or service for any reason other than Disability or retirement on or after age 65 with the consent of the Company (or, in each case, such other period as set forth in the Agreement relating to such option or SAR), each option and SAR held by such holder shall be fully exercisable and may thereafter be exercised by the holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until and including the earliest to occur of (i) the date which is one year (or such other period as set forth in the Agreement relating to such option or SAR) after the date of death and (ii) the expiration date of the term of such option or SAR.

     (f) Termination of Employment or Service - Incentive Stock Options. Subject to Section 6.8 and unless otherwise specified in the Agreement relating to the option, if the employment or service with the Company of a holder of an incentive stock option terminates by reason of Permanent and Total Disability (as defined in Section 22(e)(3) of the Code), each incentive stock option held by such optionee shall be exercisable only to the extent that such option is exercisable on the effective date of such optionee's termination of employment or service by reason of Permanent and Total Disability, and may thereafter be exercised by such optionee (or such optionee's legal representative or similar person) until and including the earliest to occur of (i) the date which is three months (or such other period no longer than one year as set forth in the Agreement relating to such option) after the effective date of such optionee's termination of employment or service by reason of Permanent and Total Disability and (ii) the expiration date of the term of such option.

     Subject to Section 6.8 and unless otherwise specified in the Agreement relating to the option, if the employment or service with the Company of a holder of an Incentive Stock Option terminates by reason of death, each Incentive Stock Option held by such optionee shall be exercisable only to the extent that such option is exercisable on the date of such optionee's death and may thereafter be exercised by such optionee's executor, administrator, legal representative, beneficiary or similar person until and including the earliest to occur of (i) the date which is one year (or such shorter period as set forth in the Agreement relating to such option)after the date of death and (ii) the expiration date of the term of such option.

     If the employment or service with the Company of the optionee of an Incentive Stock Option is terminated by the Company for Cause, each Incentive Stock Option held by such optionee shall terminate automatically on the effective date of such optionee's termination of employment or service.

     If the employment or service with the Company of a holder of an Incentive Stock Option terminates for any reason other than Permanent and Total Disability, death or Cause, each Incentive Stock Option held by such optionee shall be exercisable only to the extent such option is exercisable on the effective date of such optionee's termination of employment or service, and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until and including the earliest to occur of (i) the date which is three months after the effective date of such optionee's termination of employment or service and (ii) the expiration date of the term of such option.

     If the holder of an Incentive Stock Option dies during the three-month period following termination of employment or service by reason of Permanent and Total Disability (or such shorter period as set forth in the Agreement relating to such option), or if the holder of an Incentive Stock Option dies during the three-month period following termination of employment or service for any reason other than Permanent and Total Disability, death or Cause, each Incentive Stock Option held by such optionee shall be exercisable only to the extent such option is exercisable on the date of the optionee's death and may thereafter be exercised by the optionee's executor, administrator, legal representative, beneficiary or similar person until and including the earliest to occur of (i) the date which is one year (or such shorter period as set forth in the Agreement relating to such option) after the date of death and (ii) the expiration date of the term of such option.


                                III. STOCK AWARDS

     3.1 Stock Awards. The Committee may, in its discretion, grant Stock Awards to such eligible persons as may be selected by the Committee. Subject to adjustment as provided in Sections 6.7 and 6.8 of this Plan, the aggregate number of shares of Common Stock available under this Plan pursuant to all Stock Awards shall not exceed 100,000 of the aggregate number of shares of Common Stock available under this Plan. The Agreement relating to a Stock Award shall specify whether the Stock Award is a Restricted Stock Award or Bonus Stock Award.

     3.2 Terms of Stock Awards. Stock Awards shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable.

     (a) Number of Shares and Other Terms. The number of shares of Common Stock subject to a Restricted Stock Award or Bonus Stock Award and the Performance Measures (if any) and Restriction Period applicable to a Restricted Stock Award shall be determined by the Committee.

     (b) Vesting and Forfeiture. The Agreement relating to a Restricted Stock Award shall provide, in the manner determined by the Committee, in its discretion, and subject to the provisions of this Plan, for the vesting of the shares of Common Stock subject to such award (i) if specified Performance Measures are satisfied or met during the specified Restriction Period or (ii) if the holder of such award remains continuously in the employment or service of the Company during the specified Restricted Period and for the forfeiture of the shares of Common Stock subject to such award (x) if specified Performance Measures are not satisfied or met during the specified Restriction Period or (y) if the holder of such award does not remain continuously in the employment or service of the Company during the specified Restriction Period.

     Bonus Stock Awards shall not be subject to any Performance Measures or Restriction Periods.

     (c) Share Certificates. During the Restriction Period, a certificate or certificates representing a Restricted Stock Award shall be registered in the holder's name and may bear a legend, in addition to any legend which may be required pursuant to Section 6.6, indicating that the ownership of the shares of Common Stock represented by such certificate is subject to the restrictions, terms and conditions of this Plan and the Agreement relating to the Restricted Stock Award. All such certificates shall be deposited with the Company, together with stock powers or other instruments of assignment (including a power of attorney), each endorsed in blank with a guarantee of signature if deemed necessary or appropriate, which would permit transfer to the Company of all or a portion of the shares of Common Stock subject to the Restricted Stock Award in the event such award is forfeited in whole or in part. Upon termination of any applicable Restriction Period (and the satisfaction or attainment of applicable Performance Measures), or upon the grant of a Bonus Stock Award, in each case subject to the Company's right to require payment of any taxes in accordance with Section 6.5, a certificate or certificates evidencing ownership of the requisite number of shares of Common Stock shall be delivered to the holder of such award.

     (d) Rights with Respect to Restricted Stock Awards. Unless otherwise set forth in the Agreement relating to a Restricted Stock Award, and subject to the terms and conditions of a Restricted Stock Award, the holder of such award shall have all rights as a stockholder of the Company, including, but not limited to, voting rights, the right to receive dividends and the right to participate in any capital adjustment applicable to all holders of Common Stock; provided, however, that a distribution with respect to shares of Common Stock, other than a distribution in cash, shall be deposited with the Company and shall be subject to the same restrictions as the shares of Common Stock with respect to which such distribution was made.

     (e) Awards to Certain Executive Officers. Notwithstanding any other provision of this Article III, and only to the extent necessary to ensure the deductibility of the award to the Company, the Fair Market Value of the number of shares of Common Stock subject to a Stock Award granted to a "covered employee" within the meaning of Section 162(m) of the Code shall not exceed $2,000,000 (i) at the time of grant in the case of a Stock Award granted upon the attainment of Performance Measures or (ii) in the case of a Restricted Stock Award with Performance measures which shall be satisfied or met as a condition to the holder's receipt of the shares of Common Stock subject to such award, on the earlier of (x) the date on which the Performance Measures are satisfied or met and (y) the date the holder makes an election under Section 83(b) of the Code.

     3.3 Termination of Employment or Service. Subject to Section 6.8 and unless otherwise set forth in the Agreement relating to a Restricted Stock Award, if the employment or service with the Company of the holder of such award terminates, the portion of such award which is subject to a Restriction Period shall terminate as of the effective date of such holder's termination of employment or service shall be forfeited and such portion shall be canceled by the Company.


                          IV. PERFORMANCE SHARE AWARDS

     4.1 Performance Share Awards. The Committee may, in its discretion, grant Performance Share Awards to such eligible persons as may be selected by the Committee.

     4.2 Terms of Performance Share Awards. Performance Share Awards shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable.

     (a) Number of Performance Shares and Performance Measures. The number of Performance Shares subject to any award and the Performance Measures and Performance Period applicable to such award shall be determined by the Committee.

     (b) Vesting and Forfeiture. The Agreement relating to a Performance Share Award shall provide, in the manner determined by the Committee, in its discretion, and subject to the provisions of this Plan, for the vesting of such award, if specified Performance Measures are satisfied or met during the specified Performance Period, and for the forfeiture of such award, if specified Performance Measures are not satisfied or met during the specified Performance Period.

     (c) Settlement of Vested Performance Share Awards. The Agreement relating to a Performance Share Award (i) shall specify whether such award may be settled in shares of Common Stock (including shares of Restricted Stock) or cash or a combination thereof and (ii) may specify whether the holder thereof shall be entitled to receive, on a current or deferred basis, dividend equivalents, and, if determined by the Committee, interest on any deferred dividend equivalents, with respect to the number of shares of Common Stock subject to such award. If a Performance Share Award is settled in shares of Restricted Stock, a certificate or certificates representing such Restricted Stock shall be issued in accordance with Section 3.2(c) and the holder of such Restricted Stock shall have such rights of a stockholder of the Company as determined pursuant to Section 3.2(d). Prior to the settlement of a Performance Share Award in shares of Common Stock, including Restricted Stock, the holder of such award shall have no rights as a stockholder of the Company with respect to the shares of Common Stock subject to such award.

     4.3 Termination of Employment or Service. Subject to Section 6.8 and unless otherwise set forth in the Agreement relating to a Performance Share Award, if the employment or service with the Company of the holder of such award terminates, the portion of such award which is subject to a Performance Period on the effective date of such holder's termination of employment or service shall be forfeited and such portion shall be canceled by the Company.


                V. PROVISIONS RELATING TO NON-EMPLOYEE DIRECTORS

     5.1 Eligibility. Each Non-Employee Director shall be granted options to purchase shares of Common Stock in accordance with this Article V (collectively "Directors Options"). All options granted under this Article V shall constitute Non-Statutory Stock Options.

     5.2 Grants of Stock Options. Each Non-Employee Director shall be granted Non- Statutory Stock Options as follows:

     (a) Time of Grant. On the date on which a person is first elected or begins to serve as a Non-Employee Director (other than by reason of termination of employment) he or she shall be granted an option to purchase 10,000 shares of Common Stock at a purchase price per share equal to the Fair Market Value of a share of Common Stock on the date of grant of such option; provided, however, that no such grant will be made to the extent an automatic option grant is being or has been made to such Non-Employee Director as of or with respect to such date pursuant to another incentive compensation plan of the Company.

     (b) Option Period and Exercisability. Except as otherwise provided herein, each option granted under this Article V shall not be exercisable during the first year following its date of grant. Thereafter, such option may be exercised: (i) on or after the first anniversary of its date of grant, for up to one-third of the shares of Common Stock subject to such option on its date of grant, (ii) on or after the second anniversary of its date of grant, for up to an additional one-third (two-thirds on a cumulative basis) of the shares of Common Stock subject to such option on its date of grant, and (iii) on or after the third anniversary of its date of grant, for up to the remaining one-third (all shares on a cumulative basis) of the shares of Common Stock subject to such option on its date of grant. Each option granted under this Article V shall expire ten years after its date of grant. An exercisable option, or portion thereof, may be exercised in whole or in part only with respect to whole shares of Common Stock. Options granted under this Article V shall be exercisable in accordance with Section 2.1(c).

     5.3 Termination of Directorship.

     (a) Disability. Subject to Section 6.8, if the holder of an option granted under this Article V ceases to be a director of the Company by reason of Disability, each such option held by such holder shall be exercisable only to the extent that such option is exercisable on the effective date of such holder's ceasing to be a director and may thereafter be exercised by such holder (or such holder's guardian, legal representative or similar person) until the earliest to occur of the (i) date which is three months after the effective date of such holder's ceasing to be a director and (ii) the expiration date of the term of such option.

     (b) Retirement. Subject to Section 6.8, if the holder of an option granted under this Article V ceases to be a director of the Company on or after age 65, each such option held by such holder shall be exercisable only to the extent that such option is exercisable on the effective date of such holder's ceasing to be a director and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until the earliest to occur of the (i) date which is three months after the effective date of such holder's ceasing to be a director and (ii) the expiration date of the term of such option.

     (c) Death. Subject to Section 6.8, if the holder of an option granted under this Article V ceases to be a director of the Company by reason of death, each such option held by such holder shall be fully exercisable and may thereafter be exercised by such holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until the earliest to occur of the (i) date which is one year after the date of death and (ii) the expiration date of the term of such option.

     (d) Other Termination. Subject to Section 6.8, if the holder of an option granted under this Article V ceases to be a director of the Company for any reason other than Disability, retirement on or after age 65 or death, each such option held by such holder shall be exercisable only to the extent such option is exercisable on the effective date of such holder's ceasing to be a director and may thereafter be exercised by such holder (or such holder's legal representative or similar person) until the earliest to occur of the (i) date which is three months after the effective date of such holder's ceasing to be a director and (ii) the expiration date of the term of such option.

     (e) Death Following Termination of Directorship. Subject to Section 6.8, if the holder of an option granted under this Article V dies during the three-month period following such holder's ceasing to be a director of the Company by reason of Disability, or if such a holder dies during the three-month period following such holder's ceasing to be a director of the Company on or after age 65, or if such a holder dies during the three-month period following such holder's ceasing to be a director for any reason other than by reason of Disability or retirement on or after age 65, each such option held by such holder shall be exercisable only to the extent that such option is exercisable on the date of the holder's death and may thereafter be exercised by the holder's executor, administrator, legal representative, beneficiary or similar person, as the case may be, until the earliest to occur of the (i) date one year after the date of death and (ii) the expiration date of the term of such option.

     5.4 Directors Options. Each Directors Option shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as the Committee shall deem advisable:

     (a) Option Period and Exercisability. Directors Options shall become exercisable as provided in Section 5.2(b). If at any time prior to the time that a Directors Option becomes exercisable, a Non-Employee Director shall no longer be a member of the Board, such Directors Option shall become void and of no further force or effect.

     (b) Purchase Price. The purchase price for the shares of Common Stock subject to any Directors Option shall be equal to 100% of the Fair Market Value of a share of Common Stock on the date of grant of such Directors Option. Such Directors Options shall be exercisable in accordance with Section 2.1(c).

     (c) Restrictions on Transfer. Directors Options shall be subject to the transfer restrictions and other provisions of Section 6.4.

     (d) Expiration. Each Directors Option which has become exercisable pursuant to Section 5.4(a), to the extent not theretofore exercised, shall expire on the first to occur of (i) the date which is three months after the first date on which the Non-Employee Director shall no longer be a member of the Board or the Board of Directors of a Subsidiary and (ii) the tenth anniversary of the date of grant of such option; provided, however, that if the Non-Employee Director shall die within such three-month period following the date on which he shall have ceased to serve as such a director, such option may be exercised at any time within the one-year period following the date of death to the extent not theretofore exercised (but in no event later than the tenth anniversary of the date of grant).


                                   VI. GENERAL

     6.1 Effective Date and Term of Plan; Submission to Stockholders. This Plan is effective immediately upon its approval by the Board. This Plan shall terminate ten years after its effective date unless terminated earlier by the Board. Termination of this Plan shall not affect the terms or conditions of any award granted prior to termination. Awards hereunder may be made at any time prior to the termination of this Plan, provided that no award may be made later than ten years after the effective date of this Plan.

     This Plan shall be submitted to the stockholders of the Company for approval. Unless the Plan is approved by the affirmative vote of a majority of the voting power of the shares of capital stock of the Company represented at a meeting in which the Plan is considered for approval, no awards may be made under the Plan to any director or officer of the Company; provided that (a) awards with respect to not more than 25,000 shares of Common Stock in the aggregate may be granted to directors or officers of the Company and (b) in addition, awards may be made to a person not previously employed by the Company as an inducement essential to such person's entering into an employment contract with the Company.

     6.2 Amendments. The Board may amend this Plan as it shall deem advisable, subject to any requirement of stockholder approval required by applicable law, rule or regulation including Section 162(m) of the Code; provided, however, that no amendment shall be made without stockholder approval if such amendment would
(a) reduce the minimum purchase price in the case of an option or the base price in the case of an SAR, (b) effect any change inconsistent with Section 422 of the Code or (c) extend the term of this Plan. No amendment may impair the rights of a holder of an outstanding award without the consent of such holder.

     6.3 Agreement. Each award under this Plan shall be evidenced by an Agreement setting forth the terms and conditions applicable to such award. No award shall be valid until an Agreement is executed by the Company and the recipient of such award and, upon execution by each party and delivery of the Agreement to the Company, such award shall be effective as of the effective date set forth in the Agreement.

     6.4 Non-Transferability of Stock Options, SARs and Performance Shares. No option, SAR or Performance Share shall be transferable other than (i) by will, the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or (ii) as otherwise set forth in the Agreement relating to such award. Each option, SAR or Performance Share may be exercised or settled during the participant's lifetime only by the holder or the holder's legal representative or similar person. Except as permitted by the second preceding sentence, no option, SAR or Performance Share may be sold, transferred, assigned, pledged, hypothecated, encumbered or otherwise disposed of (whether by operation of law or otherwise) or be subject to execution, attachment or similar process. Upon any attempt to so sell, transfer, assign, pledge, hypothecate, encumber or otherwise dispose of any option, SAR or Performance Share, such award and all rights thereunder shall immediately become null and void.

     6.5 Tax Withholding. The Company shall have the right to require, prior to the issuance or delivery of any shares of Common Stock or the payment of any cash pursuant to an award made hereunder, payment by the holder of such award of any Federal, state, local or other taxes which may be required to be withheld or paid in  connection  with such award.  An Agreement may provide that
(i) the Company shall withhold whole shares of Common Stock which would otherwise be delivered to a holder, having an aggregate Fair Market Value determined as of the date the obligation to withhold or pay taxes arises in connection with an award (the "Tax Date"), or withhold an amount of cash which would otherwise be payable to a holder, in the amount necessary to satisfy any such obligation or (ii) the holder may satisfy any such obligation by any of the following means: (1) a cash payment to the Company, (2) delivery to the Company of Mature Shares having an aggregate Fair Market Value, determined as of the Tax Date, equal to the amount necessary to satisfy any such obligation, (3) authorizing the Company to withhold whole shares of Common Stock which would otherwise be delivered having an aggregate Fair Market Value, determined as of the Tax Date, or withhold an amount of cash which would otherwise be payable to a holder, equal to the amount necessary to satisfy any such obligation, (4) in the case of the exercise of an option, a cash payment by a broker-dealer acceptable to the Company to whom the optionee has submitted an irrevocable notice of exercise or (5) any combination of (1), (2) and (3), in each case to the extent set forth in the Agreement relating to the award; provided, however, that the Committee shall have sole discretion to disapprove of an election pursuant to any of clauses (2)-(5). An Agreement may provide for shares of Common Stock to be delivered or withheld having an aggregate Fair Market Value in excess of the minimum amount required to be withheld. Any fraction of a share of Common Stock which would be required to satisfy such an obligation shall be disregarded and the remaining amount due shall be paid in cash by the holder.

     6.6 Restrictions on Shares. Each award made hereunder shall be subject to the requirement that if at any time the Company determines that the listing, registration or qualification of the shares of Common Stock subject to such award upon any securities exchange or under any law, or the consent or approval of any governmental body, or the taking of any other action is necessary or desirable as a condition of, or in connection with, the delivery of shares thereunder, such shares shall not be delivered unless such listing, registration, qualification, consent, approval or other action shall have been effected or obtained, free of any conditions not acceptable to the Company. The Company may require that certificates evidencing shares of Common Stock delivered pursuant to any award made hereunder bear a legend indicating that the sale, transfer or other disposition thereof by the holder is prohibited except in compliance with the Securities Act of 1933, as amended, and the rules and regulations thereunder.

     6.7 Adjustment. Except as provided in Section 6.8, in the event of any stock split, stock dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off or other similar change in capitalization or event, or any distribution to holders of Common Stock other than a regular cash dividend, the number and class of securities available under this Plan, the number and class of securities subject to each outstanding option and the purchase price per security, the number of securities subject to each option to be granted to Non-Employee Directors pursuant to Article V, the terms of each outstanding SAR, the number and class of securities subject to each outstanding Stock Award, and the terms of each outstanding Performance Share shall be appropriately adjusted by the Committee, such adjustments to be made in the case of outstanding options and SARs without an increase in the aggregate purchase price or base price. The decision of the Committee regarding any such adjustment shall be final, binding and conclusive. If any such adjustment would result in a fractional security being (a) available under this Plan, such fractional security shall be disregarded, or (b) subject to an award under this Plan, the Company shall pay the holder of such award, in connection with the first vesting, exercise or settlement of such award, in whole or in part, occurring after such adjustment, an amount in cash determined by multiplying (i) the fraction of such security (rounded to the nearest hundredth) by (ii) the excess, if any, of (1) the Fair Market Value on the vesting, exercise or settlement date over (2) the exercise or base price, if any, of such award.

     6.8 Change in Control.

          (a) (i) Notwithstanding any provision in this Plan or any Agreement, in the event of a Change in Control pursuant to Section (b)(iii) or (iv) below, (1) all outstanding options and SARS shall immediately become exercisable in full, (2) the Restriction Period applicable to any outstanding Restricted Stock Award shall lapse, (3) the Performance Period applicable to any outstanding Performance Share shall lapse and (4) the Performance Measures applicable to any outstanding

     Restricted Stock Award (if any) and to any outstanding Performance Share shall be deemed to be satisfied at the maximum level. If, in connection with such Change in Control, holders of Common Stock receive solely shares of common stock that are registered under Section 12 of the Exchange Act, there shall be substituted for each share of Common Stock available under this Plan, whether or not then subject to an outstanding award, the number and class of shares into which each outstanding share of Common Stock shall be converted pursuant to such Change in Control. If, in connection with such Change in Control, holders of Common Stock receive solely cash and shares of common stock that are registered under Section 12 of the Exchange Act, each outstanding award shall be surrendered to and canceled by the Company, and the holder shall receive, within ten days of the occurrence of such Change in Control, a proportionate amount of cash in the manner provided in Section (a)(ii) below, and there shall be substituted for the award surrendered a similar award reflecting a proportionate number of the class of shares into which each outstanding share of Common Stock shall be converted to such Change in Control. In the event of any such substitution, the proportion of cash and common stock, the purchase price per share in the case of an option and the base price in the case of an SAR, and any other terms of outstanding awards shall be appropriately adjusted by the Committee, such adjustments to be made in the case of outstanding options and SARs without an increase in the aggregate purchase price or base price; provided, that the proportion of cash and common stock substituted for outstanding awards shall reflect the approximate proportion of cash and common stock received by holders of Common Stock in such Change in Control. If, in connection with a Change in Control, holders of Common Stock receive any portion of the consideration in a form other than cash or shares of common stock that are registered under Section 12 of the Exchange Act, each share of Common Stock available under this Plan, whether or not then subject to an outstanding award, shall be substituted or surrendered for such proportion of common stock, cash or other consideration as shall be determined by the Committee pursuant to Section 6.7.

          (ii) Notwithstanding any provision in this Plan or any Agreement, in the event of a Change in Control pursuant to Section (b)(i) or (ii) below, or in the event of a Change in Control pursuant to Section (b)(iii) or (iv) below in connection with which the holders of Common Stock receive cash, each outstanding award shall be surrendered to the Company by the holder thereof, and each such award shall immediately be canceled by the Company, and the holder shall receive, within ten days of the occurrence of a Change in Control pursuant to Section (b)(i) or (ii) below or within ten days of the approval of the stockholders of the Company contemplated by Section
     (b)(iii) or (iv) below, a cash payment from the Company in an amount equal to (1) in the case of an option, the number of shares of Common Stock then subject to such option, multiplied by the excess, if any, of the greater of
     (A) the highest per share price offered to stockholders of the Company in any transaction whereby the Change in Control takes place or (B) the Fair Market Value of a share of Common Stock on the date of occurrence of the Change in Control, over the purchase price per share of Common Stock subject to the option; (2) in the case of a Free-Standing SAR, the number of shares of Common Stock then subject to such SAR, multiplied by the excess, if any, of the greater of (A) the highest per share price offered to stockholders of the Company in any transaction whereby the Change in Control takes place or (B) the Fair Market Value of a share of Common Stock on the date of occurrence of the Change in Control, over the base price of the SAR; and (3) in the case of a Restricted Stock Award or Performance Share Award, the number of shares of Common Stock or the number of Performance Shares, as the case may be, then subject to such award, multiplied by the greater of (A) the highest per share price offered to stockholders of the Company in any transaction whereby the Change in Control takes place or (B) the Fair Market Value of a share of Common Stock on the date of occurrence of the Change in Control. In the event of a Change in Control, each Tandem SAR shall be surrendered by the holder thereof and shall be canceled simultaneously with the cancellation of the related option. Except as may be provided in an agreement relating to an award, the Company may, but is not required to, cooperate with any person who is subject to Section 16 of the Exchange Act to assure that any cash payment in accordance with the foregoing to such person is made in compliance with Section 16 and the rules and regulations thereunder.

               (b) "Change in Control" shall mean:

          (i) the acquisition by any individual, entity or group (a "Person"), including any "person" within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of Beneficial Ownership of 25% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); excluding, however, the following: (A) any acquisition directly from the Company (excluding any acquisition resulting from the exercise of an exercise, conversion or exchange privilege unless the security being so exercised, converted or exchanged was acquired directly from the Company),
     (B) any acquisition by the Company, (C) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (D) any acquisition by an Exempt Person or (E) any acquisition by any corporation pursuant to a transaction which complies with clauses (1), (2) and (3) of subsection (iii) of this
     Section 6.8(b); provided further, that for purposes of clause (2), if any Person (other than an Exempt Person, the Company or any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company) shall become the Beneficial Owner of 50% or more of the Outstanding Company Common Stock or 50% or more of the Outstanding Company Voting Securities by reason of an acquisition by the Company, and such Person shall, after such acquisition by the Company, become the Beneficial Owner of any additional shares of the Outstanding Company Common Stock or any additional Outstanding Company Voting Securities and such Beneficial Ownership is publicly announced, such additional Beneficial Ownership shall constitute a Change in Control;

          (ii) individuals who, as of the effective date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of such Board; provided that any individual who becomes a director of the Company subsequent to the effective date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed a member of the Incumbent Board; and provided further, that any individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall not be deemed a member of the Incumbent Board;

          (iii) approval by the stockholders of the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Corporate Transaction"); excluding, however, a Corporate Transaction pursuant to which (1) all or substantially all of the individuals or entities who are the Beneficial Owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such Corporate Transaction will Beneficially Own, directly or indirectly, more than 50% of, respectively, the outstanding shares of common stock, and the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their Beneficial Ownership, immediately prior to such Corporate Transaction, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (2) no Person (other than an Exempt Person; the Company; any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; the corporation resulting from such Corporate Transaction; and any Person which Beneficially Owned, immediately prior to such Corporate Transaction, directly or indirectly, 50% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may
     be) will Beneficially Own, directly or indirectly, 50% or more of, respectively, the outstanding shares of common stock of the corporation resulting from such Corporate Transaction or the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors and (3) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the board of directors of the corporation resulting from such Corporate Transaction; or

          (iv) approval by the stockholders of the Company of a plan of complete liquidation or dissolution of the Company.

     Notwithstanding anything to the contrary herein, no Change of Control shall be deemed to have taken place as a result of the issuance of shares of Common Stock by the Company or the sale of shares of Common Stock by its stockholders in connection with the Company's initial public offering.

     6.9 No Right of Participation or Employment/Service. No person shall have any right to participate in this Plan. Neither this Plan nor any award made hereunder shall confer upon any person any right to continued employment or service by the Company, any Subsidiary or any affiliate of the Company or affect in any manner the right of the Company, any Subsidiary or any affiliate of the Company to terminate the employment or service of any person at any time without liability hereunder.

     6.10 Rights as Stockholder. No person shall have any right as a stockholder of the Company with respect to any shares of Common Stock or other equity security of the Company which is subject to an award hereunder unless and until such person becomes a stockholder of record with respect to such shares of Common Stock or equity security.

     6.11 Governing Law. This Plan, each award hereunder and the related Agreement, and all determinations made and actions taken pursuant thereto, to the extent not otherwise governed by the Code or the laws of the United States, shall be governed by the laws of the State of Delaware and construed in accordance therewith without giving effect to principles of conflicts of laws.

                                                                   EXHIBIT 10.14


                      FOURTH AMENDMENT TO CREDIT AGREEMENT


     FOURTH AMENDMENT TO REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT dated as of March 14, 1997 (this "Amendment"), by and among (a) MARKS BROS. JEWELERS, INC. (the "Borrower"), a Delaware corporation having its principal place of business at 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606; (b) the lending institutions (the "Banks") set forth on the signature pages hereto; and (c) THE FIRST NATIONAL BANK OF BOSTON, a national banking association and RHODE ISLAND HOSPITAL TRUST NATIONAL BANK as agents for themselves and the other Banks (in such capacity, the "Agents"), amending certain provisions of the Revolving Credit, Term Loan and Gold Consignment Agreement dated as of May 3, 1996 (as amended and in effect prior to the date hereof, the "Credit Agreement"), by and among the Borrower, the Banks and the Agents. Terms not otherwise defined herein which are defined in the Credit Agreement shall have the respective meanings herein assigned to such terms in the Credit Agreement.

     WHEREAS, the Borrower has requested that the Agents and the Banks agree to amend the terms of the Credit Agreement in several respects all as hereinafter more fully set forth; and

     WHEREAS, the Agents and the Banks are willing to amend the terms of the Credit Agreement in such respects upon the terms and subject to the conditions contained herein;

     NOW, THEREFORE, in consideration of the mutual agreements contained in the Credit Agreement, and herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     ss.1. Amendment of ss.1.1 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.1.1 of the Credit Agreement is hereby amended as follows:

          (a) by amending the definitions of "Commitment", "Consignment Limit", "Consolidated Total Funded Debt", "Consolidated Total Interest Expense", "Dollar Borrowing Base", and "Total Revolver Commitment" to read in their respective entireties as follows:

               "Commitment. With respect to each Dollar Bank, the amount set forth on Part 1 of Schedule 1 hereto as the amount of such Dollar Bank's commitment to make Revolving Credit Loans to, and to participate in the issuance, extension and renewal of Letters of Credit for the account of, the Borrower, as the same may be reduced from time to time; or if such commitment is terminated pursuant to the provisions hereof, zero."

               "Consignment Limit. Either (a) 50,000 troy ounces of Precious Metal (the "Consignment Ounce Cap") or (b) Consigned Precious Metal having a Fair Market Value equal to $20,000,000.00 minus the aggregate outstanding amount of Gold Loans (after giving effect to all amounts requested) (the "Consignment Dollar Cap")."

               "Consolidated Total Funded Debt. With respect to any fiscal period, an amount equal to the daily average aggregate principal amount outstanding during such period in respect of all Indebtedness of the Borrower and its Subsidiaries pursuant to any agreement or instrument to which the Borrower or any of its Subsidiaries is a party relating to the borrowing of money or the obtaining of credit (including, without limitation, Obligations under this Credit Agreement and all Indebtedness in respect of the Senior Subordinated Notes) or in respect of Capitalized Leases."

               "Consolidated Total Interest Expense. For any period, the aggregate amount of interest required to be paid or accrued by the Borrower and its Subsidiaries during such period on all Indebtedness of the Borrower and its Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of Capitalized Leases and including commitment fees, agency fees, facility fees, Consignment Fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money, but excluding any prepayment penalties incurred in connection with any redemption of Senior Subordinated Notes with the net cash proceeds from any public offering to the extent such redemption is permitted hereby."

               "Dollar Borrowing Base. At the relevant time of reference thereto, an amount determined by the Dollar Agent by reference to the most recent Borrowing Base Report delivered to the Banks and the Agents pursuant to ss.11.4(f), which is equal to (a) 55% of the result of (i) the net book value (determined on an average cost basis at lower of cost or market) of Eligible Inventory minus (ii) an amount equal to 111% of the sum of (A) the Fair Market Value of Consigned Precious Metal outstanding plus (B) the amount of Gold Loans outstanding minus (iii) the Inventory Shrink Reserve plus (b) 75% of Eligible Accounts Receivable minus (c) at all times during any Low Availability Period, the amount of any Landlord Lien Reserve."

               "Total Revolver Commitment. The sum of the Commitments of the Dollar Banks, as in effect from time to time."

          (b) by inserting the following new definitions "Commitment Fee Rate" and "Low Availability Period" therein in proper alphabetical order:

               "Commitment Fee Rate. At all times from the Closing Date through the first Performance Adjustment Date, one half of one percent (1/2%) per annum, and thereafter, the percentage determined by reference to the provisions of ss.8.21."

               "Low  Availability  Period.  All times during which the excess of
          (a) the lesser of (i) the Total Revolver Commitment and (ii) the Dollar Borrowing Base (for purposes of this definition only, without making any deduction pursuant to this clause (c) of the definition of Dollar Borrowing Base) over (b) the Outstanding Dollar Facility Amounts, shall be less than $7,500,000."

     ss.2. Amendment of ss.2.2 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.2.2 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "2.2. Commitment Fee. The Borrower agrees to pay to the Dollar Agent for the accounts of the Dollar Banks in accordance with their respective Commitment Percentages a commitment fee calculated at the Commitment Fee Rate per annum on the average daily amount during each calendar month or portion thereof from the Closing Date to the Maturity Date by which the Total Revolver Commitment minus the sum of the Maximum Drawing Amount and all Unpaid Reimbursement Obligations exceeds the outstanding amount of Revolving Credit Loans during such calendar month. The commitment fee shall be payable monthly in arrears on the first day of each calendar month for the immediately preceding calendar month commencing on the first such date following the date hereof, with a final payment on the Maturity Date or any earlier date on which the Commitments shall terminate."

     ss.3. Amendment of ss.2.3 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.2.3 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "2.3. Reduction of Total Revolver Commitment. The Borrower shall have the right at any time and from time to time upon five (5) Business Days prior written notice to the Dollar Agent to reduce by $1,000,000.00 or an integral multiple thereof or terminate entirely the Total Revolver Commitment, whereupon the Commitments of the Dollar Banks shall be reduced pro rata in accordance with their respective Commitment Percentages of the amount specified in such notice or, as the case may be, terminated. Promptly after receiving any notice of the Borrower delivered pursuant to this ss.2.3, the Dollar Agent will notify the Dollar Banks of the substance thereof. Upon the effective date of any such reduction or termination, the Borrower shall pay to the Dollar Agent for the respective accounts of the Dollar Banks the full amount of any commitment fee then accrued on the amount of the reduction. No reduction or termination of the Commitments may be reinstated."

     ss.4. Amendment of ss.7.1 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.7.1 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "7.1. Commitment Fee. The Borrower agrees to pay to the Gold Agent, for the accounts of the Gold Banks in accordance with their respective Gold Commitment Percentages, a commitment fee calculated at the Commitment Fee Rate per annum on the average daily amount during each calendar month or portion thereof from the Closing Date to the Maturity Date by which the Dollar amount of the Total Gold Commitment exceeds the sum of the Fair Market Value of Consigned Precious Metal plus the aggregate outstanding amount of Gold Loans during such calendar month. The commitment fee shall be payable monthly in arrears on the first day of each calendar month for the immediately preceding calendar month commencing on the first such date following the date hereof, with a final payment on the Maturity Date or any earlier date on which the Gold Commitments shall terminate."

     ss.5. Amendment of ss.8.21 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.8.21 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "8.21. Performance Adjustments. Based upon, and following receipt by the Banks of (a) beginning with the Borrower's financial statements as hereafter described for the fiscal quarter of the Borrower ending January 31, 1997, (i) with respect to the first three fiscal quarters of each fiscal year, the Borrower's quarterly unaudited consolidated financial statements pursuant to ss.11.4(b) and (ii) with respect to the last fiscal quarter of each fiscal year, the Borrowers' annual audited consolidated financial statements pursuant to ss.11.4(a), and (b) a certificate of the chief financial officer of the Borrower setting forth calculations of the financial information set forth below, (the Borrower also hereby agreeing to provide to the Agents, simultaneously with the delivery of such certificate, telephonic notice of any Performance Adjustments based upon such calculations), the Base Rate Applicable Margin, the Eurodollar Applicable Margin and the Commitment Fee Rate shall be subject to possible adjustment in accordance with the provisions of this paragraph (each such adjustment, a "Performance Adjustment"). Performance Adjustments shall be effective (the date of the effectiveness of any Performance Adjustment, a "Performance Adjustment Date") with respect to adjustments to the Base Rate Applicable Margin, the Eurodollar Applicable Margin and the Commitment Fee Rate, three (3) Business Days following receipt by the Agents of (y) (i) with respect to the first three fiscal quarters of each fiscal year, the Borrower's quarterly unaudited consolidated financial statements pursuant to ss.11.4(b) and (ii) with respect to the last fiscal quarter of each fiscal year, the Borrower's annual audited consolidated financial statements pursuant to ss.11.4(a), and (z) a certificate of the chief financial officer of the Borrower setting forth calculations of the financial information set forth below (the Borrowers also hereby agreeing to provide to the Agents, simultaneously with the delivery of such certificate, telephonic notice of any Performance Adjustments based upon such calculations). The Eurodollar Applicable Margin, the Base Rate Applicable Margin
     and the Commitment Fee Rate with respect to any period following any Performance Adjustment Date until the next succeeding Performance Adjustment Date shall be as set forth in the table below on the line furthest down in such table with respect to which the Borrower's ratio of
     (A) Consolidated Total Funded Debt for the fiscal quarter most recently ended prior to such possible Performance Adjustment Date to (B) Consolidated EBITDA for the period of four consecutive fiscal quarters most recently ended prior to such possible Performance Adjustment Date, shall be less than the ratio set forth on such line in such table:


         Ratio of Total                                        Base Rate
         Funded Debt to                  Eurodollar            Applicable          Commitment
             EBITDA                  Applicable Margin           Margin             Fee Rate
             ------                  -----------------           ------             --------
          greater than
           or equal to                     2.250%                0.250%              0.500%
            3.00:1.00

            less than
          3.00:1.00 but                    2.000%                    0%              0.500%
         greater than or
       equal to 2.75:1.00

            less than
          2.75:1.00 but                    1.625%                    0%              0.375%
         greater than or
       equal to 2.50:1.00

            less than
          2.50:1.00 but                    1.500%                    0%              0.375
         greater than or
       equal to 2.25:1.00

            less than
          2.25:1.00 but                    1.375%                    0%              0.250%
         greater than or
       equal to 2.00:1.00

            less than
            2.00:1.00                      1.250%                    0%             0.250%"

     ss.6. Amendment of ss.10.19 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.10.19 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "10.19. Subsidiaries, etc. Except as set forth on Schedule 10.19 hereto, the Borrower has no Subsidiaries. Except as set forth on Schedule
     10.19 hereto, neither the Borrower nor any Subsidiary of the Borrower is engaged in any joint venture or partnership with any other Person."

     ss.7. Amendment of ss.11.4(f) of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.11.4(f) of the Credit Agreement is hereby amended to read in its entirety as follows:

          "(f) (i) within ten (10) Business Days after the end of each calendar month or at such earlier time as the Agents may reasonably request and, in addition, within two (2) Business Days after the end of each week at all times during any Low Availability Period, (A) a Borrowing Base Report setting forth the Borrowing Base and the Dollar Borrowing Base as at the end of such calendar month (or, as applicable, week) or other date so requested by the Agents, and (B) a Consigned Precious Metal Report setting forth (1) the amount of Consigned Precious Metal and Borrower's Precious Metal as of the end of such calendar month (or, as applicable, week) or other date so requested by the Agents, and (2) a calculation of the Consignment Advance Rate Percentage multiplied by the Fair Market Value of the sum of (y) Borrower's Precious Metal plus (z) Consigned Precious Metal as of the end of such calendar month (or, as applicable, week) or other date so requested by the Agents, with each such Borrowing Base Report and Consigned Precious Metal Report to be accompanied by a certification by the Vice President of Finance or the principal financial or accounting officer of the Borrower that the information contained therein is true and accurate in all respects, and (ii) within ten (10) Business Days after the end of each calendar month or at such earlier time as the Agents may reasonably request, a Monthly Inventory Report, in each case together with supporting schedules and documentation;"

     ss.8. Amendment of ss.11.16 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.11.16 of the Credit Agreement is hereby amended by replacing the phrase "twenty-five percent (25%)" contained therein with the phrase "twenty percent (20%)".

     ss.9. New ss.11.18 to the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, the following new ss.11.18 is hereby added to the Credit Agreement immediately following ss.11.17 thereof:

          "11.18. New Subsidiaries. The Borrower shall, immediately upon any Investment in a new Subsidiary permitted by ss.12.3(f) hereof, pledge to the Collateral Agent, for the benefit of the Banks and the Agents, the capital stock of each new Subsidiary in which the Borrower invests pursuant to a stock pledge agreement in form and substance satisfactory to the Agents and the Banks, and such new Subsidiary shall grant to the Collateral Agent a perfected first priority security interest (subject only to Permitted Liens entitled to priority under applicable law) in all of its personal property assets (with such exceptions are as acceptable to the Majority Banks) pursuant to an instrument of adherence to the Security Agreement in form and substance satisfactory to the Agents and the Banks. In addition, the Borrower shall immediately upon such Investment, revise
     Schedule 10.19 hereto to reflect the acquisition of each new Subsidiary. Each new Subsidiary in which the Borrower invests shall, immediately upon such Investment, execute and deliver to the Collateral Agent, for the benefit of the Banks and the Agents, a guaranty of the payment and performance of all of the Obligations, in form and substance satisfactory to the Agents and the Banks, together with acceptable security documents including without limitation, the aforementioned instrument of adherence to the Security Agreement, legal opinions, and other documents and instruments necessary to demonstrate the due authorization, execution and delivery by such new Subsidiary of such guaranty and such security documents and to perfect the Collateral Agent's security interest in all of such new
     Subsidiary's assets, including (a) the resolutions of the Board of Directors or equivalent body of such new Subsidiary and the charter and by-laws (or the equivalent thereof) of such new Subsidiary, certified by an officer of such new Subsidiary, (b) a good standing certificate of such new Subsidiary in its jurisdiction of incorporation, (c) a certificate of the Secretary or an Assistant Secretary of such new Subsidiary certifying the names and true signatures of the officers of such new Subsidiary authorized to sign such guaranty and such security documents, (d) UCC-1 financing statements, and (e) such other documents as the Collateral Agent may reasonably request. Upon delivery of the aforementioned documents, such new Subsidiary shall become a guarantor of the Obligations hereunder and, except as otherwise agreed to by the Majority Banks, shall comply with and be bound by all of the terms and conditions of the Loan Documents as a Subsidiary of the Borrower thereunder, and the Borrower shall cause such new Subsidiary to take all actions which it would have been required to make or take had it been a Subsidiary of the Borrower on the Closing Date, including making all representations and warranties as a guarantor under each of the Loan Documents."

     ss.10. Amendment of ss.12.3 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.12.3 of the Credit Agreement is hereby amended by adding the following new ss.12.3(f) thereto immediately following ss.12.3(e):

          "(f) Investments by the Borrower in the assets of any other Person or in all of the stock of any other Person, provided that (i) the maximum aggregate amount of all such Investments made during any fiscal year shall not exceed the lesser of (A) $10,000,000, and (B) 10% of Consolidated Tangible Net Worth immediately prior to giving effect to any such Investment (the Borrower agreeing to deliver to the Agents a calculation of Consolidated Tangible Net Worth demonstrating satisfaction with the foregoing limitation prior to making any such Investment) plus the net cash proceeds received by the Borrower in any year from public offerings of the Borrower's stock, (ii) after giving effect to any such proposed Investment, in the case of any stock acquisition, the Borrower shall own 100% of the issued and outstanding capital stock of such other Person, (iii) immediately before each such proposed Investment and after giving effect thereto, there shall be no Default or Event of Default, (iv) any Investment which results in a change in control of the Person in which the Investment is made shall have been approved by the Board of Directors of such Person prior to the making of such Investment, and (v) the Borrower shall have complied in all respects with ss.11.18 hereof."

     ss.11. Amendment of ss.12.5.1 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.12.5.1 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "12.5.1. Mergers and Acquisitions. The Borrower will not, and will not permit any of its Subsidiaries to, become a party to any merger or consolidation except the merger or consolidation of one or more of the Subsidiaries of the Borrower with and into the Borrower, or the merger or consolidation of two or more Subsidiaries of the Borrower. The Borrower will not, and will not permit any of its Subsidiaries to, agree to or effect any asset acquisition or stock acquisition except (a) the acquisition of assets in the ordinary course of business consistent with past practices or (b) asset or stock acquisitions to the extent Investments in respect thereof are permitted under ss.12.3(f) hereof, provided that concurrently with any such stock acquisition, the Borrower shall also comply with ss.11.18 hereof."

     ss.12. Amendment of ss.12.8 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.12.8 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "12.8 Indentures. The Borrower will not amend, supplement or otherwise modify the terms of the Indentures or any of the Senior Subordinated Notes or prepay, redeem, cause the defeasance of or repurchase any of the Senior Subordinated Notes; provided, however, (a) the Borrower may amend or modify the Senior Subordinated Notes or refinance, refund or replace the Senior Subordinated Notes with new notes (any such amended, modified or new notes resulting from any such amendment, modification, refinancing, refunding or replacement being herein referred to as the "New Notes") so long as (i) such New Notes are on substantially identical terms as the Senior Subordinated Notes (including without limitation, terms relating to subordination and covenants), provided that such New Notes may have a longer maturity, lower interest rates, less restrictive covenants, slower sinking fund payments and lower prepayment premiums and (ii) the Agents shall have reviewed such New Notes prior to their issuance, (b) the Borrower may redeem those Senior Subordinated Notes constituting the 15.00% Series D Senior Subordinated Notes due 2004 at a redemption price not to exceed $8,960,000 plus the amount of interest accrued thereon, (c) the Borrower may repurchase a portion of those Senior Subordinated Notes constituting the 12.15% Series C Senior Subordinated Notes due 2004 at a repurchase price (including any prepayment premiums payable thereon) not to exceed an amount, up to $5,000,000, equal to the aggregate amount of net cash proceeds, if any, to the Borrower in excess of $20,000,000 (exclusive of any amounts received by any stockholders of the Borrower) in connection with its planned public offering of its common stock to be consummated on or prior to December 31, 1996, and (d) the Borrower may redeem Senior

     Subordinated Notes during any fiscal year solely to the extent of (i) the aggregate amount of net cash proceeds received by the Borrower during such fiscal year in connection with any other public offering of its Common Stock entered into after March 15, 1997 minus (ii) the amount of any such net cash proceeds from any such public offerings which are used by the Borrower during such fiscal year to make Capital Expenditures and/or Investments as permitted by ss.ss.13.2 and 12.3, respectively, hereof. The Borrower will not pay any interest in cash on the Senior Subordinated Notes in excess of fifteen percent (15%) per annum in the aggregate with any interest in excess of fifteen percent (15%) per annum to be payable only in Senior Subordinated Notes."

     ss.13. Deletion of ss.12.13 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.12.13 of the Credit Agreement is hereby deleted in its entirety.

     ss.14. Amendment of ss.13.1 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.13.1 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "13.1. Total Funded Debt to EBITDA. The Borrower will not permit the ratio of Consolidated Total Funded Debt for any fiscal quarter ending at any time to Consolidated EBITDA for any the period of four consecutive fiscal quarters also ending at such time to exceed 3.5 to 1."

     ss.15. Amendment of ss.13.2 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.13.2 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "13.2. Capital Expenditures. The Borrower will not make, or permit any Subsidiary of the Borrower to make, Capital Expenditures during any fiscal year set forth in the table below that exceed, in the aggregate, the amount set forth opposite such fiscal year in such table; provided, however, (a) if during any such fiscal year set forth below the amount of Capital Expenditures permitted for that fiscal year is not so utilized, a portion of such unutilized amount not to exceed $1,500,000 may be utilized in the next succeeding fiscal year set forth below but not in any subsequent fiscal year; provided further, that in no event shall the amount carried forward from any prior fiscal years ever exceed $1,500,000 for any such fiscal year set forth below and (b) in addition to the amounts set forth below, the Borrower may make additional Capital Expenditures during any fiscal year (including the amount of any Investments permitted by ss.12.3 which constitute Capital Expenditures and which are made with the net cash proceeds of any public offerings) solely to the extent of (i) the aggregate amount of net cash proceeds received by the Borrower during such fiscal year in connection with any public offering of its Common Stock minus (ii) the amount of any such net cash proceeds from any such public offerings which are used by the Borrower during such fiscal year to redeem Subordinated Notes and to make Investments not constituting Capital Expenditures as permitted by ss.ss.12.8 and 12.3, respectively, hereof:


               Fiscal Year                           Amount
               -----------                           -----
               2/1/97 - 1/31/98                      $12,500,000
               2/1/98 - 1/31/99                      $15,000,000
               2/1/99 - 1/31/00                      $18,000,000
               2/1/00 - 1/31/01                      $18,000,000
               2/1/01 - Maturity Date                $4,500,000"

     ss.16. Amendment of ss.13.4 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.13.4 of the Credit Agreement is hereby amended to read in its entirety as follows:

          "13.4. Fixed Charge Coverage Ratio. The Borrower will not permit, for any period of four consecutive fiscal quarters, the ratio of (a) the sum of
     (i) Consolidated EBITDA for such period plus (ii) Consolidated Minimum Store Rent for such period to (b) the sum of (i) Consolidated Minimum Store Rent for such period plus (ii) Consolidated Cash Interest Expense for such period, to be less than 1.7 to 1."

     ss.17. Amendment of ss.16.1 of the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment, ss.16.1 of the Credit Agreement is hereby amended by (a) replacing the dollar amount "$750,000" appearing in ss.16.1(i) with the dollar amount "$1,500,000",
(b) replacing the dollar amount "$750,000" appearing in ss.16.1(k) with the dollar amount "$1,500,000", and (c) replacing the dollar amount "$500,000" appearing in ss.16.1(o) with the dollar amount "$1,500,000".

     ss.18.Concerning Schedule 1 to the Credit Agreement. Subject to the satisfaction of the conditions set forth in section 19 of this Amendment,
Schedule 1 to the Credit Agreement is hereby deleted in its entirety and replaced with Schedule 1 attached hereto.

     ss.19. Conditions to Effectiveness. The effectiveness of this Amendment shall be subject to the delivery by (or on behalf of) the Borrower of the following, in form and substance satisfactory to the Agents and the Banks:

          (a) this Amendment signed by each of the Borrower, the Banks and the Agents;

          (b) a new Gold Note for RIHT, signed by the Borrower, in substantially in the form of Exhibit H to the Credit Agreement, and in the maximum amount of RIHT's Gold Commitment as set forth on Schedule 1 hereto;

          (c) a certificate of the Secretary or Assistant Secretary of the Borrower certifying as to (a) the Certificate of Incorporation or other incorporation documents of the Borrower as in effect on such date of certification, (b) the by-laws of the Borrower as in effect on such date,
     (c) the corporate resolutions of the Borrower approving this Amendment and the other documents and instruments required to be delivered hereunder by the Borrower, and (d) the names, titles, incumbency, and true specimen signatures of the officers of the Borrower authorized to sign this Amendment and the other documents and instruments required to be delivered hereunder by the Borrower;

          (d) a certificate, as of a recent date, from the Secretary of State of Delaware as to the legal existence and corporate good standing of the Borrower;

          (e) a favorable opinion of counsel to the Borrower in form and substance satisfactory to the Agents and the Banks;

          (f) the Borrower shall have paid to the Agents, for the respective accounts of the Banks, an amendment fee as set forth on Schedule 2 hereto; and

          (g) any other document or instrument the Agents and the Banks may reasonably request.

     ss.20. Representations and Warranties; No Default; Authorization. The Borrower hereby represents and warrants to the Banks and the Agents as follows:

          (a) Each of the representations and warranties made by it in the Credit Agreement was true as of the date as of which it was made and is true as and at the date of this Amendment (except to the extent of changes resulting from transactions contemplated or permitted by the Credit
     Agreement and the other Loan Documents and changes occurring in the ordinary course of business that in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date), and, after the execution of this Amendment, no Default or Event of Default has occurred and is continuing as of the date of this Amendment; and

          (b) This Amendment has been duly authorized, executed and delivered by the Borrower and is in full force and effect, and the agreements and obligations of the Borrower contained herein and in the Credit Agreement respectively constitute the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as enforceability is limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

     ss.21. Certain Transitional Arrangements. Effective as of the date hereof, each Bank shall make such dispositions and arrangements with each other Bank with respect to the then outstanding Revolving Credit Loans, Gold Loans and Purchases and Consignments (the "Adjustment") as shall result in the amount of Revolving Credit Loans, Gold Loans and Purchases and Consignments owed to each Bank being equal to the product of such Bank's Commitment Percentage or, as the case may be, Gold Commitment Percentage, in each case as set forth on Schedule 1 hereto, multiplied by the aggregate Revolving Credit Loans, Gold Loans or, as the case may be, Purchases and Consignments, outstanding on the date hereof (the "Adjusted Amount"). The Borrower hereby agrees that each Bank's Adjusted Amount shall be Revolving Credit Loans, Gold Loans or, as the case may be, Purchases and Consignments, owed by the Company to such Bank as if such Bank had initially made Revolving Credit Loans, Gold Loans or, as the case may be, Purchases and Consignments, to the Company in the amount of the Adjusted Amount. Upon the occurrence of the Adjustment, the Agents shall appropriately adjust its records to reflect each Bank's Adjusted Amount.

     ss.22. Ratification, etc. Except as expressly amended hereby, the Credit Agreement and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects. All references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended hereby.

     ss.23. No Implied Waiver. Except as expressly provided herein, nothing contained herein shall constitute a waiver of, impair or otherwise affect any Obligations, or any right of any of the Agents or the Banks consequent thereon.

     ss.24. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but which together shall constitute one and the same instrument.

     ss.25. Governing Law. THIS AMENDMENT SHALL FOR ALL PURPOSES BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REFERENCE TO CONFLICTS OF LAW).

     IN WITNESS WHEREOF, the undersigned have duly executed this Amendment as a sealed instrument as of the date first above written.

                                        MARKS BROS. JEWELERS, INC.


                                        By:    /s/ John R. Desjardins
                                               ---------------------------------
                                        Name:  John R. Desjardins
                                        Title: Executive Vice President, Finance
                                                 & Administration, Treasurer and
                                                 Secretary

                                        THE FIRST NATIONAL BANK OF
                                          BOSTON, individually and as Agent

                                        By:    /s/ Ellen Heath
                                               ---------------------------------
                                        Name:  Ellen Heath
                                        Title: Director

                                        RHODE ISLAND HOSPITAL TRUST
                                          NATIONAL BANK, individually and
                                          as Agent


                                        By:    /s/ Denis D. Hamboyan
                                               ---------------------------------
                                        Name:  Denis D. Hamboyan
                                        Title: Senior Vice President

                                        LASALLE NATIONAL BANK


                                        By:    /s/ Samir Desai
                                               ---------------------------------
                                        Name:  Samir Desai
                                        Title: Assistant Vice President

                                        ABN AMRO BANK, N.V.


                                        By:    /s/ Jeffrey Sarfaty
                                               ---------------------------------
                                        Name:  Jeffrey Sarfaty
                                        Title: Vice President

                                                    SCHEDULE 1
                                                    ----------


                          Part 1 - Dollar Banks - Commitments and Commitment Percentages


--------------------------------------------------------------  ------------------------------  ------------------------------------
                                                                                                            Commitment
                      Dollar Banks                                        Commitment                        Percentage
--------------------------------------------------------------  ------------------------------  ------------------------------------
The First National Bank of Boston
Domestic Lending Office:
  100 Federal Street
  Boston, MA  02110
  Telefax Number: (617) 434-2309                                        $17,500,000.00                        43.75%
  Attention:      Ellen Heath, Director
Eurodollar Lending Office:
  100 Federal Street
  Boston, MA  02110
  Telefax Number: (617) 434-2309
  Attention:      Ellen Heath, Director

--------------------------------------------------------------  ------------------------------  ------------------------------------
LaSalle National Bank
Domestic Lending Office
  135 South LaSalle Street
  Chicago, IL  60603
  Telefax Number: (312) 904-6225                                        $22,500,000.00                        56.25%
  Attention:      Vanja St. Clar, Vice President
Eurodollar Lending Office:
  135 South LaSalle Street
  Chicago, IL  60603
  Telefax Number: (312) 904-6225
  Attention:      Vanja St. Clar, Vice President

--------------------------------------------------------------  ------------------------------  ------------------------------------

                                                    SCHEDULE 1


                      Part 2 - Gold Banks - Gold Commitments and Gold Commitment Percentages

--------------------------------------------------------------  ------------------------------  ------------------------------------
                                                                                                        Gold Commitment
                        Gold Banks                                      Gold Commitment                    Percentage
--------------------------------------------------------------  ------------------------------  ------------------------------------
Rhode Island Hospital Trust National Bank
Domestic Lending Office:
  One Hospital Trust Plaza, R-W09-01
  Providence, Rhode Island 02903                                        $12,500,000.00                        62.50%
  Telefax Number: (401) 278-7329
  Attention:  Denis D. Hamboyan, Senior Vice President
Eurodollar Lending Office:
  One Hospital Trust Plaza, R-W09-01
  Providence, Rhode Island 02903
  Telefax Number: (401) 278-7329
  Attention:  Denis D. Hamboyan, Senior Vice President

--------------------------------------------------------------  ------------------------------  ------------------------------------

--------------------------------------------------------------  ------------------------------  ------------------------------------
ABN AMRO Bank, N.V.
Domestic Lending Office:
  335 Madison Avenue
  New York, NY  10017
  Telefax Number: (212) 644-6905                                        $7,500,000.00                         37.50%
  Attention:  Jeffrey Sarfaty, Vice President
Eurodollar Lending Office:
  335 Madison Avenue
  New York, NY  10017
  Telefax Number: (212) 644-6905
  Attention:  Jeffrey Sarfaty, Vice President
--------------------------------------------------------------  ------------------------------  ------------------------------------

                                   Schedule 2
                                   ----------

                                  Amendment Fee

     The Borrower shall pay to the Agents an amendment fee in the amount of $100,000, such amendment fee to be for the accounts of the Banks in accordance with the respective portions of the Total Commitment.

                                                                   EXHIBIT 10.15





                           MARKS BROS. JEWELERS, INC.
                          EMPLOYEE STOCK OWNERSHIP PLAN

                            (As Amended and Restated
                        Effective as of February 1, 1997)

                                TABLE OF CONTENTS
                                -----------------

SECTION                                                                     PAGE
-------                                                                     ----

   1     General........................................................     1
              History, Purpose and Effective Date.......................     1
              Employers and Related Companies...........................     1
              Plan Administration, Trust Agreement......................     2
              Plan Year.................................................     2
              Applicable Laws...........................................     2
              Gender and Number.........................................     2
              Notices...................................................     2
              Evidence..................................................     2
              Action by Employer........................................     2
              No Reversion to Employers.................................     2
              Plan Supplements..........................................     3
              Defined Terms.............................................     3

   2     Participation in Plan..........................................     3
              Eligibility for Participation.............................     3
              Restricted Participation..................................     3
              Participation Not Guarantee of Employment.................     3
              Leased Employees..........................................     4
              Inactive Participation....................................     4

   3     Service........................................................     5
              Year of Service...........................................     5
              Hour of Service...........................................     5
              One-Year Break in Service.................................     6

   4     No Participant Contributions...................................     6

SECTION                                                                     PAGE
-------                                                                     ----

   5     Employer Contributions.........................................     6
              Employer Contributions....................................     6
              Limits on Employer Contributions..........................     7
              Payment of Employer Contributions.........................     7

   6     Investment in Company Stock....................................     7
              Investment in Company Stock...............................     7
              Use Dividends.............................................     8
              Valuation.................................................     8

   7     Plan Accounting................................................     8
              Participant Accounts......................................     8
              Adjustment of Participants' Accounts......................     8
              Allocation and Crediting of Earnings
                and Losses..............................................     9
              Allocation and Crediting of Employer
                Contributions and Forfeitures...........................     9
              Stock Dividends, Splits and Other
                Capital Reorganizations.................................    10
              Compensation..............................................    10
              Statement of Plan Interest................................    12

   8     Limitations....................................................    12
              Restricted Participants...................................    12
              Limitations Applicable to Restricted
                Participants............................................    12
              Exception for Lineal Descendants..........................    13
              Section 415 Limitation on Allocations
                to Participant Accounts.................................    13
              Annual Additions..........................................    13
              Excess Annual Additions...................................    14

SECTION                                                                     PAGE
-------                                                                     ----


              Limitations Applicable to Highly Compensated
                Employees...............................................    14
              Combined Plan Limitation..................................    15

    9    Vesting and Termination Dates..................................    16
              Determination of Vested Interest..........................    16
              Accelerated Vesting.......................................    l6
              Termination Dates.........................................    l7

   10    Distributions..................................................    17
              Distributions to Participants After
                Termination of Employment...............................    17
              Distributions to Beneficiaries............................    19
              Form of Distributions.....................................    19
              Limits on Commencement and Duration
                 of Distributions.......................................    19
              Beneficiary Designations..................................    20
              Forfeitures and Restorations of
                Unvested Accounts.......................................    21
              Application of Forfeitures................................    22
              Cash Dividends on Company Stock...........................    22
              Withdrawals by Qualified Participants.....................    23
              Facility of Payment.......................................    23
              Interests Not Transferable................................    23
              Absence of Guaranty.......................................    24
              Missing Participants or Beneficiaries.....................    24

   11    Voting and Other Shareholder Rights............................    24

   12    Rights and Restrictions With Respect To
          Company Stock.................................................    24

SECTION                                                                     PAGE
-------                                                                     ----


              Put Option................................................    24
              Legends...................................................    26

   13    The Committee..................................................    27
              Membership................................................    27
              Rights, Powers and Duties.................................    27
              Application of Rules......................................    28
              Remuneration and Expenses.................................    28
              Indemnification of the Committee..........................    28
              Exercise of Committee's Duties............................    28
              Information to be Furnished to Committee..................    29
              Resignation or Removal of Committee Member................    29
              Appointment of Successor Committee Members................    29

   14    Amendment and Termination......................................    29
              Amendment.................................................    29
              Termination...............................................    29
              Merger and Consolidation of the Plan,
                Transfer of Plan Assets.................................    30
              Distribution on Termination and Partial
                Termination.............................................    30
              Notice of Amendment, Termination or
                Partial Termination.....................................    30

Appendix A - Defined Terms

Supplement A - Top-Heavy Provisions

                           MARKS BROS. JEWELERS, INC.
                          EMPLOYEE STOCK OWNERSHIP PLAN

                            (As Amended and Restated
                        Effective as of February 1, 1997)

                                     SECTION
                                        1

                                     General

     1.1 History, Purpose and Effective Date. Effective as of February 1, 1988, Marks Bros. Jewelers, Inc., a Delaware corporation (the "Company"), established the Marks Bros. Jewelers, Inc. Employee Stock Ownership Plan (the "Plan") to promote the mutual interests of the Company, its shareholders, its eligible employees and the eligible employees of any Related Company (as defined in subsection 1.2) which adopts the Plan, (i) by providing such employees with an opportunity to acquire equity interests in the Company, (ii) by causing the Plan to be a long-term investor in stock of the Company, and (iii) by providing the Company and the eligible employees with the tax benefits and other benefits provided under applicable laws to employee stock ownership plans, including use of the Plan as a technique of corporate finance and as a vehicle for the transfer of ownership of stock of the Company. The following provisions constitute an amendment, restatement and continuation of the Plan as in effect on February 1, 1996, the "Effective Date" of the Plan as set forth herein. The Plan is intended to qualify as a stock bonus plan under section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and to constitute an employee stock ownership plan under section 4975(e)(7) of the Code, and shall be invested primarily in shares of the Company's common and preferred stock which qualify as "employer securities" under section 409(1) of the Code ("Company Stock"); provided, howevever, that (i) the assets of the Plan may be invested in cash or cash equivalents, as required for administrative and other allowable purposes; and (ii) the proceeds of the sale of a number of shares of the Company's common stock in a secondary public offering of such common stock need not be invested in Company Stock and shall be invested in accordance with the provisions of the Trust Agreement (as defined in subsection 1.3) and the investment policy established with respect to the Plan by the Committee (as described in subsection 13.1).

     1.2 Employers and Related Companies. The Company and each corporation which is a Related Company and which, with the consent of the Company, adopts the Plan are referred to below collectively as the "Employers" and individually as an "Employer", The term "Related Company" means any corporation, trade or business during any period during which it is, along with the Company, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in sections 414(b) and 414(c), respectively, of the Code.

     1.3 Plan Administration, Trust Agreement. The authority to control and manage the operation and administration of the Plan is vested in a Committee as described in subsection 13.1. The Company shall have the rights, duties and obligations of an "administrator" as that term is defined in section 3(16)(A) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and of a "plan administrator" as that term is defined in section 414(g) of the Code. All contributions made under the Plan will be held, managed and controlled by one or more trustees (the "Trustees") acting under a Trust (the "Trust") which forms a part of the Plan. The terms of the Trust are set forth in a Trust Agreement (the "Trust Agreement") known as Marks Bros. Jewelers, Inc. Employee Stock Ownership Trust.

     1.4 Plan Year. The term "Plan Year" means the twelve- consecutive-month period ending each January 31.

     1.5 Applicable Laws. The Plan shall be construed and administered according to the laws of the State of Illinois to the extent that such laws are not preempted by the laws of the United States of America.

     1.6 Gender and Number. Where the context admits, words in any gender shall include each other gender, words in the singular shall include the plural, and the plural shall include the singular.

     1.7 Notices. Any notice or document required to be filed with the Committee under the Plan will be properly filed if delivered or mailed by registered mail, postage prepaid, to the Committee, in care-of the Company at its principal executive offices. Any notice required under the Plan may be waived by the person entitled to notice.

     1.8 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers to be pertinent and reliable, and signed, made or presented by the proper party or parties.

     1.9 Action by Employer. Any action required or permitted to be taken by an Employer under the Plan shall be by resolution of its Board of Directors, or by a person or persons authorized by its Board of Directors.

     1.10 No Reversion to Employers. No part of the corpus or income of the Trust shall revert to any Employer or be used for, or diverted to, purposes other than for the exclusive benefit of Participants and other persons entitled to benefits under the Plan, except as specifically provided in the Trust Agreement.

     1.11 Plan Supplements. The provisions of the Plan as applied to any Employer or any group of employees of any Employer may, with the consent of the Company, be modified or supplemented from time to time by the adoption of one or more

Supplements. Each Supplement shall form a part of the Plan as of the Supplement's effective date. In the event of any inconsistency between a Supplement and the Plan document, the terms of the Supplement shall govern.

     1.12 Defined Terms. Terms used frequently with the same meaning are indicated by initial capital letters, and are defined throughout the Plan. Appendix A contains an alphabetical listing of such terms and the subsections in which they are defined.


                                    SECTION 2

                              Participation in Plan

     2.1 Eligibility for Participation. Subject to the provisions of subsection
2.2 and the conditions and limitations of the Plan, each individual who was a Participant in the Plan immediately prior to February 1, 1996 will continue as such on and after that date, and each other employee of an Employer will become a Participant in the Plan on the six (6) month anniversary of his first day of employment with an Employer; provided, however, that an employee who is a member of a unit of employees covered by a collective bargaining agreement between employee representatives and an Employer shall not be eligible to participate if retirement benefits were the subject of good faith bargaining between his Employer and such representatives, unless the Plan has been extended to the collective bargaining unit under a currently effective collective bargaining agreement. Effective as of February 1, 1996, no individual may become a Participant in the Plan.

     2.2 Restricted Participation. If the Plan acquires Company Stock in a transaction to which Code section 1042 (dealing with nonrecognition of gain b y the seller) or Code section 2057 (dealing with estate tax deductions for sales to employee stock ownership plans) applies, Restricted Participants (as defined in subsection 8.1) shall have their rights to receive allocations of Company Stock limited in accordance with the provisions of subsection 8.2.

     2.3 Participation Not Guarantee of Employment. Participation in the Plan does not constitute a guarantee or contract of employment, and will not give any employee the right to be retained in the employ of any Employer or Related Company nor any right or claim to any benefit under the Plan unless such right or claim has specifically accrued under the terms of the Plan.

     2.4 Leased Employees. If, pursuant to one or more agreements between an Employer or Related Company and one or more leasing organizations (within the meaning of section 414(n) of the Code), a person provides services to the Employer or Related Company, in a capacity other than as an employee, on a substantially full-time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the Employer or Related Company, such person shall be a "Leased Employee." Leased Employees shall not be eligible to participate in this Plan or in any other plan maintained by an Employer or a Related Company which is qualified under section 401(a) of the Code, but, to the extent required by section 414(n) of the Code and applicable Treasury regulations, such person shall be treated as if the services performed by him in such capacity including service performed during such initial one-year period) were performed by him as an employee of a Related Company which has not adopted the Plan; provided, however, that no such service shall be credited:

     (a) for any period during which less than 20% of the workforce of the Employers and the Related Companies consists of Leased Employees and the Leased Employee is a participant in a money purchase pension plan maintained by the leasing organization which (i) provided for a nonintegrated employer contribution of at least 10 percent of compensation, (ii) provides for full and immediate vesting, and (iii) covers all employees of the leasing organization (beginning with the date they become employees), other than those employees excluded under section 414(n)(5) of the Code; or

     (b) for any other period unless the Leased Employee provides satisfactory evidence to the Employer or Related Company that he meets all of the conditions of this subsection 2.4 and applicable law required for treatment as a Leased Employee.

     2.5 Inactive Participation. Subject to the terms and conditions of the Plan, when distribution of the benefits to which a Participant is entitled under the Plan is deferred beyond, or cannot be made until after, his Termination Date and during any period that a Participant does not meet the eligibility requirements of subsection 2.1, the Participant or, in the event of the Participant's death, his Beneficiary (as defined in subsection 10.5), will be considered and treated as an "Inactive Participant." An Inactive Participant shall be treated as a Participant for all purposes of the plan, except that

     (a) he will not share in the allocation of Employer Contributions and Forfeitures provided under subsection 7.4, except for Plan Years in which he meets the requirements of an "Eligible Participant" under subsection 7.4, and

     (b) the Beneficiary of a deceased Participant cannot designate a Beneficiary under subsection 10.5.

                                    SECTION 3

                                     Service

     3.1 Year of Service. The term "Year of Service" means, with respect to any employee or Participant, any Plan Year during which he completes at least 1,000 Hours of Service (as defined in subsection 3.2), subject to the following:

     (a) An employee or Participant's number of Years of Service for the period ended January 31, 1988 shall be equal to the number, including fractional portions thereof, of his Years of Service, if any, as determined as of that date for vesting purposes under the terms of Marks Bros. Jewelers, Inc. Profit Sharing Plan.

     (b) For purposes of determining the nonforfeitable percentage of a Participant's benefit under the Plan accrued prior to the date on which he incurs his fifth consecutive One-Year Break in Service (as defined in subsection 3.3), a Participant's number of Years of Service accrued after such date shall be disregarded.

     3.2 Hour of Service. The term "Hour of Service" means, with respect to any employee or Participant, each hour for which he is paid or entitled to payment for the performance of duties for an Employer or a Related Company or for which back pay, irrespective of mitigation of damages, has been awarded to the employee or Participant or agreed to by an Employer or a Related Company, subject to the following:

     (a) An employee or Participant shall be credited with 8 Hours of Service per day (to a maximum of 40 Hours of Service per week) for any period during which he performs no duties for an Employer or a Related Company (irrespective of whether the employment relationship has terminated) by reason of a vacation, holiday,. illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence but for which he indirectly or indirectly paid or entitled to payment by an Employer or Related Company. Payments considered for purposes of the foregoing shall include payments unrelated to the length of the period during which no duties are performed but shall not include payments made solely as reimbursement for medically related expenses or solely for the purpose of complying with applicable worker's compensation, unemployment compensation or disability insurance laws.

     (b) Solely for purposes of determining whether he has incurred a One-Year Break in Service, an employee or Participant shall be credited, to the extent not credited in accordance with the foregoing provisions of this subsection 3.2, with 8 Hours of Service per day (to a maximum of 40 Hours of Service per week) that he is absent from active employment with an Employer or a Related Company (i) by reason of a leave of absence approved and granted by the Employer or the Related Company in accordance with rules uniformly applied by it or (ii) by reason of the employee's or Participant's pregnancy, the birth of the employee's or Participant/s child, the adoption of a child or placement of a child for adoption and, in each case, the care of such child immediately after its birth or placement; provided, however, that in no event shall more than 501 Hours of Service be credited under this clause (ii). Hours of Service credited in accordance with clause (ii) above shall be credited for the Plan Year during which the absence begins to the extent that such crediting would prevent the employee or Participant from incurring a One Year Break in Service and, in each other case, shall be credited in the immediately following Plan Year.

     3.3 One-Year Break in Service. The term "One-Year Break in Service" means, with respect to any employee or Participant, any Plan Year during which he is credited with less than 501 Hours of Service.


                                    SECTION 4

                          No Participant Contributions

     Participants are not required or permitted to make contributions under the Plan.


                                    SECTION 5

                             Employer Contributions

     5.1 Employer Contributions. Subject to the conditions and limitations of the Plan, for each Plan Year, the Company shall contribute to the Trustees as an "Employer Contribution", in cash or Company Stock, or any combination thereof, such amount, if any, as the Company shall determine. Each other Employer shall contribute to the Trustees an amount equal to the product of X multiplied by the aggregate amount of Compensation (as defined in subsection 7.6) paid by that Employer to the Eligible Participants (as defined in paragraph 7.4(c)) for that Plan Year. For purposes of the preceding sentence, "X" shall mean a fraction, the numerator of which is the amount contributed by the Company to the Trustee for that Plan Year as an Employer Contribution, and the denominator of which is the aggregate amount of Compensation paid by the Company to the Eligible Participants for that Plan Year. Notwithstanding the foregoing provisions of this subsection 5.1, no contributions shall be required of Employers other than the Company on account of the Company making cash contributions to the Trustees, to the extent that the Company designates to the Trustees that such cash contributions are to be applied to pay expenses of the Plan and Trust. Notwithstanding the foregoing, the Plan is frozen effective as of February 1, 1996, and no further contributions will be made to the Plan on or after such date.

     5.2 Limits on Employer Contributions. In no event will any Employer's contribution under the Plan for any Plan Year exceed the lesser of:

     (a) the maximum amount deductible by that Employer under section 404 of the Code for that year; or

     (b) the maximum amount that can be allocated to Participants' Accounts in accordance with the limitations of Section 8.

     5.3 Payment of Employer Contributions. Employer Contributions for any Plan Year shall be paid to the Trustees, without interest, no later than the time prescribed by law, including extensions thereof, for filing the Employer's federal income tax returns for the Employer's tax year ending with or within the Plan Year, and, if made within that period, shall be treated as having been made on the last day of the Plan Year for all Plan purposes.


                                    SECTION 6

                           Investment in Company Stock

     6.1 Investment in Company Stock. All Employer Contributions and all earnings thereon shall be invested primarily in Company Stock; provided, however, that (i) such Employer Contributions may be invested in cash or cash equivalents in such reasonable amounts as may be necessary from time to time for administration of the Trust, and (ii) the proceeds of the sale of a number of shares of the Company's common stock in a secondary public offering of such common stock need not be invested in Company Stock and shall be invested in accordance with the provisions of the Trust Agreement and the investment policy established with respect to the Plan by the Committee.

     6.2 Use of Dividends. Cash dividends received on shares of Company Stock shall, at the direction of the Committee, either be distributed to Participants and Beneficiaries (to the extent attributable to shares of Company Stock allocated to their Accounts) no later than 90 days after the close of the Plan Year in which such dividend was paid or be reinvested in shares of Company Stock. Pending use in accordance with the foregoing provisions of this subsection 6.3, cash dividends may be retained in cash or cash equivalents.

     6.3 Valuation. For all purposes of the Plan, valuations of Company stock shall be made no less frequently than the last day of each Plan Year and the date of each such valuation shall be a "Valuation Date." For all purposes of the Plan, the "Fair Market Value" of a share of Company Stock as of any date means the fair market value of a share of Company stock as determined as of the date on which such a determinate is necessary.


                                    SECTION 7

                                 Plan Accounting

     7.1 Participant Accounts. The Committee shall maintain or cause to be maintained an "Account" in the name of each Participant which will reflect his interest under the Plan. Each Participant's Account shall be adjusted as provided in the following provisions of this Section 7. All accounting with respect to shares of Company Stock, including all adjustments and allocations under this Section 7, shall be in whole and fractional shares of such stock, in accordance with such procedures and methods as are adopted from time to time by the Committee.

     7.2 Adjustment of Participants' Accounts. As of the last day of each Plan Year the Committee shall:

     (a) First, charge to the Account of each Participant all distributions and payments made to him, or on his account, that have not been charged previously;

     (b) Next, adjust each Participant's Account for dividends, shares of Company Stock, and earnings and losses, if any, that are to be allocated or credited as of that date in accordance with the provisions of subsection 7.3; and

     (c) Finally, allocate and credit to each Participant's Account his portion, if any, of Employer Contributions and Forfeitures (as defined in subsection 10.6) that are to be allocated and credited as of that date in accordance with the provisions of subsection 7.4.

     7.3 Allocation and Crediting of Earnings and Losses. Participants' Accounts shall be adjusted for earnings and losses as follows:

     (a) As of the last day of each Plan Year, each Participant's Account shall be adjusted to reflect any appreciation or depreciation in the Fair Market Value of shares of Company Stock allocated to his Account.

     (b) As of the last day of each Plan Year, each Participant's Account shall be credited with any cash dividends or in-kind dividends (or shares of Company Stock acquired on account of the reinvestment of such dividends) paid to the Trustees since the last day of the preceding Plan Year with respect to shares of Company Stock credited to the Participant's Account (other than dividends which have been distributed.

     (c) If, pending investment in shares of Company Stock, cash contributions by the Employers are invested in cash equivalents, earnings, if any, accrued thereon prior to the last day of the Plan Year for which the contributions are made shall be allocated and credited to the Accounts of all Participants as of the same date and on the same basis as such Employer Contributions are allocated under the provisions of subsection 7.4.

     (d) All other earnings or losses, if any, of the Trust assets shall be allocated to Participants' Accounts as of the last day of each Plan Year pro rata, according to their Account balances as determined as of the last day of the immediately preceding Plan Year after adjustment in accordance with paragraph 7.3 (a) to reflect distributions and payments.

     7.4 Allocation and Crediting of Employer Contributions and Forfeitures. Subject to the provisions of paragraph 7.3(b) and Section a, allocation of Employer Contributions and Forfeitures shall be made in accordance with the following provisions of this subsection 7.4.

     (a) As of the last day of each Plan Year, all Employer Contributions for that Plan Year and any Forfeitures arising under the Plan during that year that are to be allocated pursuant to subsection 10.7 shall be allocated among the Accounts of Eligible Participants in accordance with the following provisions:

          (i) In the case of Employer Contributions made in the form of shares of Company Stock, Employer Contributions made in cash and used to acquire shares of Company Stock and any shares of Company Stock forfeited during that year, each Participant's Account shall be credited with the number of shares of Company Stock equal to the product of:

               (A)  the number of such shares contributed, acquired or forfeited

                                        MULTIPLIED BY

               (B)  the Participant's Allocation Fraction.

          (ii) In the case of all other Employer Contributions and any Forfeitures not consisting of Company Stock, each Participant's Account shall be credited with an amount equal to the product of:

               (A)  such Employer Contributions and Forfeitures

                                        MULTIPLIED BY

               (B)  the Participant's Allocation Fraction.

     (b) An Eligible Participant's "Allocation Fraction" for any Plan Year means a fraction, the numerator of which is the Eligible Participant's Compensation for such Plan Year, and the denominator of which is the aggregate Compensation for all Eligible Participants for such Plan Year.

     (c) The term "Eligible Participant" for any Plan Year means any Participant employed by the Employers during that year who is credited with 1,000 or more Hours of Service for that Plan Year.

     7.5 Stock Dividends, Splits and Other Capital Reorganizations. Any stock received by the Trustees as a stock split or dividend or as a result of a reorganization or other recapitalization of the Company shall be allocated as of the date such stock is receivable by the Trustees in the same manner as the Company Stock to which it is attributable is then allocated.

     7.6 Compensation. A Participant's "Compensation" for any Plan Year means:

     (i) the Participant's wages and any other compensation payments for such Plan Year required to be reported for him on any Form W-2 issued by an Employer or Related Company pursuant to sections 6041(d) and 6051(a)(3) of the Code, determined without regard to any rules that limit remuneration included in wages based on the nature or location of the employment or the services performed,

     (ii) plus all elective contributions made on the Participant's behalf for the Plan Year by an Employer or Related Company that are not includible in gross income under sections 125, 402(a)(8), 402(h) and 403(b),

    (iii) reduced by any reimbursement or other expense allowances, fringe benefits (cash and noncash), moving expenses, deferred compensation and welfare benefits;

up to a maximum limit of $200,000 or such larger amount as may be permitted for any Plan Year under section 401(a)(17) of the Code, taking into account any proration of such amount required under applicable Treasury regulations on account of family member aggregation or a short Plan Year.

     In addition to other applicable limitations set forth in the Plan, and notwithstanding any other provision of the Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual compensation of each Employee taken into account under the Plan shall not exceed the OBRA '93 annual compensation limit. The OBRA '93 annual compensation limit is $150,000 as adjusted by the Commissioner for increases in the cost of living in accordance with section 401(a)(17)(B) of the Internal Revenue Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the OBRA '93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

     For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under section 401(a)(17) of the Code shall mean the OBRA '93 annual compensation limit set forth in this provision.

     If compensation for any prior determination period is taken into account in determining an Employee's benefits accruing in the current Plan Year, the compensation for that prior determination period is subject to the OBRA '93 annual compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first Plan Year beginning on or after January 1, 1994, the OBRA '93 annual compensation limit is $150,000.

     7.7 Statement of Plan Interest. As soon as practicable after the close of each Plan Year, the Committee shall provide each Participant with a statement reflecting the value of his interest in the Plan.


                                    SECTION 8

                                   Limitations

     8.1 Restricted Participants. If the Plan acquires shares of Company Stock in a transaction described in subsection 2.2, such shares shall be "Restricted Shares" and a Participant shall be a "Restricted Participant" with respect to such Restricted Shares if the Participant is:

     (a)  a selling shareholder who makes a nonrecognition election under section 1042(a) of the Code;

     (b) the decedent, if the executor of the decedent's estate makes a qualified sale to the Plan under section 2057 of the Code;

     (c)  an individual who is related to a person described in paragraph (a) or
          (b) above within the meaning of section 267(b) of the Code, including the spouse, brothers and sisters (whether by whole or half blood), ancestors and lineal descendants of any such person; and

     (d) a person who, at any time during the one-year period ending on the date of sale, or on the date such Restricted Shares are allocated under the Plan, owns (after application of the constructive ownership rules of section 318(a) of the Code but without regard to the exception in paragraph (2)(B)(i) thereof) more than 25 percent of (i) any class of outstanding stock of the Company or of any Related Company or of any entity which would be a Related Company if such relationship were determined under the 50 percent control test described in section 409(1)(4) of the Code or (ii) the total value of any class of outstanding stock of any such corporation.

     8.2 Limitations Applicable to Restricted Participants. Except as provided in subsection 8.3, no Restricted Shares or assets attributable to (or allocable in lieu of) Restricted Shares may accrue (or be allocated directly or indirectly under any plan of an Employer or Related Company which is qualified under section 401(a) of the Code) during the Nonallocation Period (as defined below) for the benefit of any Participant who is a Restricted Participant with respect to such shares. The term "Nonallocation Period" means the period beginning on the date of the sale of the Restricted Shares to the Plan and ending on the later of the tenth anniversary of such date or the date of the Plan allocation of any assets attributable to the final payment of any acquisition indebtedness incurred in connection with such sale.

     8.3 Exception for Lineal Descendants. The restrictions of subsection 8.2 shall not apply to a lineal descendant of a person described in paragraph (a) of subsection 8.1 to the extent that the aggregate amount allocated to all such lineal descendants does not exceed 5 percent of the Restricted Shares held by the Plan which are attributable to a sale to the Plan by any brother or sister (whether by the whole or half blood), spouse, ancestor, or lineal descendant of such descendant in a transaction to which section 1042 of the Code applies. If the allocations which would otherwise be made to any such lineal descendants during any Plan Year would cause such 5 percent limit to be exceeded, such excess shall be avoided by proportionately reducing the allocation to each such descendant.

     8.4 Section 415 Limitation on Allocations to Participant Accounts. Notwithstanding any other provision of the Plan, allocations to Participant Accounts shall be subject to the provisions of section 415 of the Code. Consistent with the limitations set forth in such section, a Participant's Annual Additions (as defined in subsection 8.5) for any Plan Year shall not exceed an amount equal to the lesser of:

     (a) 25 percent of the Section 415 Compensation (as defined below) paid to the Participant in that Plan Year; or

     (b) $30,000 (or, if greater, 1/4 of the dollar limitation in effect under section 415(b)(1)(A) of the Code.

A Participant's "Section 415 Compensation" for any Plan Year means his total compensation (as described in Treas. Reg. ss.1.4152(d)(1)) paid during that year for services rendered to the Employers or to any Related Company or Section 415 Affiliate (as defined below), exclusive of deferred compensation and other amounts which receive special tax treatment (as described in Treas. Reg. ss. 1.415-2(d)(2)). "Section 415 Affiliate" means any entity that would be a Related Company if the ownership test of sections 414(b) and (c) of the Code were "more than 50 percent" rather than "at least 80 percent".

     8.5 Annual Additions. A Participant's "Annual Additions" for any Plan Year means the sum of (i) the amount of all Employer Contributions allocated to his Account during that year and (ii) the amount of Forfeitures allocated to his Account during that year. The term Annual Additions shall also include employer contributions allocated for a Plan Year to any individual medical account (as defined in section 415(1) of the Code) of a Participant under a defined benefit plan and any amount allocated for a Plan Year to the separate account of a Participant for payment of post-retirement medical benefits under a funded welfare benefit plan (as described in section 419A(d) (2) of the Code), which was maintained by an Employer or a Related Company or a Section 415 Affiliate. Plan earnings shall not constitute Annual Additions.

     8.6 Excess Annual Additions. In the event that a Participant's Annual Additions for any Plan Year would otherwise exceed the limitations imposed by the provisions of subsection 8.4, the amount of the Employer Contributions which would otherwise be allocated to his Account for that year shall be reduced to the extent necessary to comply with such limitation. and shall be allocated and reallocated to the Accounts of all remaining Participants in accordance with the provisions of subsection 7.4. If, as a result of the allocation of Forfeitures, a reasonable error in estimating a Participant's compensation or such other mitigating circumstances as the Commissioner of Internal Revenue shall prescribe, the allocations and reallocations pursuant to the foregoing provisions of this subsection would cause the limitations of Code section 415 to be exceeded with respect to all Participants for the Plan Year, then any remaining excess amounts shall be held unallocated in a "Section 415 Suspense Account." All amounts in the Section 415 Suspense Account must be allocated and reallocated to Participants' Accounts in the next Plan Year (subject to the limitations of Code section 415) before any Employer Contributions which would constitute Annual Additions may be made for that Plan Year.

     8.7 Limitations Applicable to Highly Compensated Employees. In no event shall more than one-third of the Employer Contributions for any Plan Year be allocated to Highly Compensated Employees. A "Highly Compensated Employee" for any Plan Year shall mean any employee or Participant who, during that Plan Year or the preceding Plan Year:

     (a)  was at any time a 5 percent owner of an Employer or Related Company;

     (b) received Compensation that was in excess of $75,000 (indexed for cost-of-living adjustments under section 415(d) of the Code);

     (c) received Compensation that was in excess of $50,000 (indexed for cost-of-living adjustments under section 415(d) of the Code), and was in the top-paid group of employees (as described below) for such year;

     (d) was at any time an officer and received Compensation greater than 50 percent of the amount in effect under section 415(b) (l)(A) of the Code for such year, provided that the officers taken into account under this paragraph (d) shall be limited to 50, or if less, the greater of 3 or 10% of the employees of all the Employers and Related Companies;

provided, however, that an employee in category (b), (c) or (d) above for the current Plan Year who does not fall within at least one such category for the preceding Plan Year shall not be considered a Highly Compensated Employee for the current Plan Year unless he is also among the 100 most highly-paid employees of all the Employers and Related Companies for such current year. An employee shall be considered to be in the "top-paid group" of employees for any Plan Year if such employee is in the group consisting of the top 20 percent of the active employees of all the Employers and Related companies when ranked on the basis of Compensation paid during such Plan Year. In determining the total number of active employees in a Plan Year, the following provisions shall apply:

          (i) the term "employee" shall include a Leased Employee, other than a Leased Employee who is covered by a safe-harbor plan described in section 414(n) (5) of the Code; and

          (ii) the following employees shall be disregarded: employees who normally work less than 17-1/2 hours per week; employees who normally work less than 6 months during any year and non-resident aliens with no U.S. source income.

If, after application of the provisions of subsections 8.1 through 8.6, the limitation provided under the first sentence of this subsection 8.7 would be exceeded, Employer Contributions allocated to each Highly Compensated Employee shall be proportionately reduced to the extent necessary to eliminate such excess and, subject to the provisions of this Section 8, the amount of such reduction shall be allocated and reallocated to all remaining Participants in accordance with the provisions of subsection 7.4.

     8.8 Combined Plan Limitation. If a Participant participates or has participated in any qualified defined benefit plan maintained by an Employer, then for any Plan Year the sum of the defined benefit plan fraction (as defined in section 415(e) (2) of the Code) and the defined contribution plan fraction (as defined in section 415(e)(3, of the Code) for such Participant shall not exceed 1.0 (his "combined fraction"). If his combined fraction exceeds 1.0, then his defined benefit plan faction shall be reduced by limiting his annual benefits payable from the defined benefit plan to the extent necessary to reduce his combined fraction to 1.0.


                                    SECTION 9

                          Vesting and Termination Dates

     9.1 Determination of Vested Interest.

     (a) The interest of a Participant in his Account shall become fully vested and nonforfeitable in accordance with the following schedule:


         Years of Service                   Vested Percentage
         ----------------                   -----------------
            Less than 1                              0%
         2 but less than 2                          20%
         3 but less than 3                          40%
         4 but less than 5                          60%
             5 or more                             100%

     (b) Each Participant employed on or after February 1, 1993 shall be vested in his Account in accordance with the following schedule:


          Years of Service                    Vested Percentage
          ----------------                    -----------------

            Less than 1                                0%
         1 but less than 2                            20%
         2 but less than 3                            40%
         3 but less than 4                            60%
             4 or more                               100

     (c) Notwithstanding any other provision of this Section 9, effective as of February 1, 1996, each Participant shall have a 100%, fully vested, nonforfeitable interest in his entire Account.

     9.2 Accelerated Vesting. Notwithstanding the foregoing provisions of this
Section 9, a Participant shall have a fully vested, nonforfeitable interest in his entire Account when he attains his Normal Retirement Age (as defined in paragraph 9.3(a)), dies or becomes permanently disabled (as described in paragraph 9.3(b)) while employed by an Employer or a Related Company. In addition, in the event of the Plan's termination (in accordance with subsection 14.2) or partial termination (as determined under applicable law and regulations), each affected Participant shall be fully vested in his Account.

     9.3 Termination Dates. A Participant's "Termination Date" will be the date on which his employment with the Employers and the Related Companies is terminated because of the first to occur of the following events:

     (a) Normal or Late Retirement. The Participant retires or is retired from the employ of the Employers and the Related Companies on or after the date on which he attains his "Normal Retirement Age" of 65 years.

     (b) Disability Retirement. The Participant is retired from the employ of the Employers and the Related Companies at any age because of permanent disability. A Participant will be considered permanently disabled for purposes of the Plan if, on account of physical or mental disability, he no longer is capable of performing the duties assigned to him by his Employer and, in the opinion of a physician selected or approved by the Company, such disability is likely to be permanent and continuous during the remainder of the Participant's lifetime.

     (c)  Death. The Participant's death.

     (d) Resignation or Dismissal. The Participant resigns or is dismissed from the employ of the Employers and the Related Companies before retirement in accordance with paragraph (a) or (b) next above.

                                   SECTION 10

                                  Distributions

     10.1 Distributions to Participants After Termination of Employment. Subject to the provisions of subsections 10.2 and 10.4, (i) a Participant may elect to commence distribution of the vested portion of his Account at his Normal Retirement Age and (ii) if a Termination Date occurs with respect to a Participant for a reason other than his death, the vested portion of his Account shall be distributed (or shall begin to be distributed) to the Participant in accordance with the following provisions of this subsection 10.1:

     (a) Unless the Participant elects to commence his benefit payments at an earlier date as permitted in accordance with the provisions of paragraph (b) next below, the Participant's vested Account balance shall commence to be distributed to him as soon as practicable after the last day of the Plan Year in which the Participant attains his Normal Retirement Age or, if later, in which occurs such Termination Date.

     (b) A Participant who has incurred a Termination Date under paragraph 9.3(a) or 9.3(b) may elect to have payment of his vested benefits commence as soon as practicable after the last day of the Plan Year in which the Participant retires, and a Participant who incurs a Termination Date under paragraph 9.3(d) may elect to have payment of his vested Account balance commence as soon as practicable after the last day of the fifth Plan Year following the Plan Year in which the Participant's Termination Date occurs (regardless of whether such Participant returns to the employ of an Employer or Related Company prior to that date); provided, however, that the provisions of this paragraph (b) shall not apply to any shares of Company Stock acquired with the proceeds of an ESOP Loan until the close of the Plan Year in which such loan is repaid in full, and provided further that in no event shall the actual commencement of payments under this paragraph
          (b) occur later than one year after the end of the applicable Plan
          Year.

     (c) Distribution of a Participant' 9 vested Account balance shall be by one of the following methods chosen by the Participant:

          (i)  by payment in a lump sum; or

          (ii) by payment in a series of substantially equal annual or more frequent installments for a period not exceeding five years.

               After December 31, 1992, a Participant who is entitled to a distribution may elect, at the time and in the manner prescribed by the Committee, to have the Trustees directly transfer any portion of an "eligible rollover distribution" to an "eligible retirement plan" specified by the Participant (as those terms are defined in Section 401(a)(31) of the Code); provided, that any such transfer shall be through a method of transfer that the Trustees deem reasonable and shall in any event be made in accordance with Section 401(a)(31) of the Code and the regulations thereunder.

          (d) Distributions to be made to any Participant as of the last day of any Plan Year shall commence to be made after all adjustments to the Participant's Account have been made as required Section 7.

     10.2 Distributions to Beneficiaries. Subject to the provisions of subsection 10.4, the following rules shall apply if a Participant dies while any vested portion of his Account balance remains undistributed:

          (a) If the Participant dies before benefit payments to him have commenced, the vested balance of his Account shall be distributed as soon as practicable after the last day of the Plan Year in which his death occurs to his Beneficiary, by one of the methods provided in paragraph 10.1(c). A Participant may direct how his benefits are to be paid to his Beneficiary; provided, however, that if the deceased Participant did not file a direction with the Committee, the Committee shall determine the method of distributing the Participant's benefits to his Beneficiary. In no event shall the actual commencement of payments under this paragraph (a) occur later than one year after the end of the Plan Year of the Participant's death.

          (b) If a Participant dies after benefit payments to him have commenced, the vested balance, if any, of his Account shall continue to be distributed to his Beneficiary in accordance with the method of distribution selected by the Participant.

     10.3 Form of Distributions. All distributions under the Plan shall be made solely in whole and fractional shares of Company Stock; provided, however, that the portion of a Participant's Account that is not invested in Company Stock at the time of distribution shall be distributed in cash, unless such Participant elects to receive such distribution in the form of shares of Company Stock.

     10.4 Limits on Commencement and Duration of Distributions. The following distribution rules shall be applied in accordance with sections 401(a) (9) and 401(a)(14) of the Code and applicable regulations thereunder, including the minimum distribution incidental benefit requirement of Treas. Reg. ss. Reg. 1.401(a)(9)-2, and shall supersede any other provision of the Plan to the contrary:

     (a) In no event shall distributions to a Participant commence later than 60 days after the close of the Plan Year in which occurs the latest of the Participant's attainment of age 65, the 10th anniversary of the year in which the Participant began participating in the Plan, or the Participant's Termination Date; provided however, that if the amount of the payment required to commence on such date cannot be ascertained by such date, payment retroactive to such date shall be made no later than 60 days after the date on which the distribution amount can be ascertained.

     (b) Notwithstanding any other provision herein to the contrary, distribution of a Participant's Account shall commence by lump sum payment of his entire Account balance on or before his Required Beginning Date (defined below) and each December 31 thereafter. A Participant's "Required Beginning Date" shall mean April 1 of the calendar year following the calendar year in which he attains age 70-1/2.

     (c) Distribution of a Participant's Account balance shall not be made over a period extending beyond the life expectancy of such Participant or the joint life expectancy of such Participant and his Beneficiary.

     (d) If a Participant dies after distribution of his vested interest in the Plan has begun, the remaining portion of such vested interest, if any, shall be distributed to his Beneficiary at least as rapidly as under the method of distribution used prior to the Participant's death.

     (e) If a Participant dies before distribution of his vested interest in the Plan has begun, distribution of such vested interest to his Beneficiary shall be completed by December 31 of the calendar year in which the fifth anniversary of the Participant's death occurs.

     (f) If the Participant's spouse is his Beneficiary and such spouse dies before the distribution to such spouse begins, paragraph (e) shall be applied as if the surviving spouse were the Participant.

     (g) For purposes of this subsection 10.4, the life expectancy of a Participant or a Beneficiary will be determined in accordance with Tables V and VI of Treas. Reg. ss. 1.72-9, and will not be recalculated.

     10.5 Beneficiary Designations. Each Participant, from time to time by signing a form furnished by the Committee, may designate any legal or natural person or persons (who may be designated contingently or successively) to whom his benefits are to be paid if he dies before he receives all of his benefits; provided, however, that if a Participant is legally married on the date of his death, designation of a Beneficiary other than his spouse shall be effective only if:

     (a) the Participant's spouse acknowledges the effect of that designation and consents to it in a writing which is filed with the Committee in such form as it may require, is witnessed by either a Notary Public or a Plan representative appointed or approved by the Committee, and is effective only with respect to such consenting spouse; or

     (b) it is established to the satisfaction of a Plan representative appointed or approved by the Committee that the consent required under paragraph (a) next above cannot be obtained because there is no spouse, because the spouse cannot be located or because of such other circumstances as the Secretary of the Treasury may prescribe in regulations.

A Beneficiary designation form will be effective only when the signed form is filed with the Committee while the Participant is alive and will cancel all Beneficiary designation forms filed earlier. Except as otherwise specifically provided in this Section 10, if a deceased Participant failed to designate a beneficiary as provided above, or if the designated beneficiary of a deceased Participant dies before him or before complete payment of the Participant's vested benefits, his vested benefits shall be paid to the Participant's surviving spouse or, if there is no surviving spouse, to the legal representative or representatives of the estate of the last to die of the Participant and his Beneficiary. The term "Beneficiary" as used in the Plan means the person or persons to whom a deceased Participant's benefits are payable under this subsection.

     10.6 Forfeitures and Restorations of Unvested Accounts. If a Termination Date occurs with respect to a Participant who is not fully vested in his Account (as determined under Section 9), the following rules shall apply:

     (a) The unvested portion of his Account shall be forfeited as of the earlier of the date as of which the vested portion of his Account is distributed to him or the date the Participant incurs five consecutive One-Year Breaks in Service. The amount so forfeited is referred to herein as a "Forfeiture".

     (b) If a Forfeiture occurs due to the distribution of the vested portion of the Participant's Account, and the Participant is reemployed by an Employer or a

          Related Company before he incurs five consecutive One-Year Breaks in Service, the amount of the Forfeiture (determined on the basis of the Fair Market Value of the shares of Company Stock forfeited and the value of all other assets in his Account on the date of Forfeiture, without adjustment for appreciation or depreciation or for earnings and losses after the Forfeiture occurred) shall be restored as soon as practicable after his reemployment.

     (c) If a Forfeiture occurs due to the distribution of the vested portion of the Participant's Account, and the Participant is reemployed by an Employer or Related Company after he incurs five consecutive One-Year Breaks in Service, such reemployment shall have no effect on the Forfeiture under paragraph (a) above.

     (d) The restoration referred to in paragraph (b) above shall be made first from current Forfeitures, if any, under the Plan and then, if necessary, from a special Employer Contribution to the Plan.

     (e) A restoration pursuant to paragraph (b) above shall not be considered an Annual Addition for purposes of subsection 8.5.

     (f) If a Participant who is reemployed by an Employer or Related Company prior to incurring five consecutive One-Year Breaks in Service received a distribution of the vested portion of his Account, the amount restored under paragraph (b) above shall be maintained in a separate subaccount within the Participant's Account and his vested interest in such subaccount shall be determined by adding the amount of the prior distribution to the subaccount balance before applying the vesting provisions set forth in Section 9 and then subtracting the amount of the prior distribution from the amount derived after application of such vesting provisions.

     10.7 Application of Forfeitures. Any Forfeitures arising during a Plan Year shall first be used to restore any prior Forfeitures as required by subsection
10.6 and then, on the last day of such Plan Year, the Forfeitures remaining shall be allocated to the Accounts of Eligible Participants in accordance with the provisions of subsection 7.4. If during any Plan Year dividends are paid or payable on any forfeited shares of Company Stock prior to the time such forfeited shares are applied to restore prior Forfeitures, the amount of such dividends shall become part of the pool of Forfeitures available for restoration or allocation during the remainder of such Plan Year.

     10.8 Cash Dividends on Company Stock. Cash dividend shares of Company Stock allocated to a Participant's Account will be distributed to the Participant if directed by the Committee in accordance with the provisions of subsection 6.3.

     10.9 Withdrawals by Qualified Participants. Notwith standing any other provision of the Plan, during the 90-day period following the last day of each Plan Year in a Participant's Qualified Election Period (as defined below), the Participant may, by writing filed with the Committee in such form as it may require, elect to withdraw:

     (a) a portion of his Account balance not exceeding 25 percent (50 percent with respect to the Participant's election following the last Plan Year in his Qualified Election Period) of the sum of:

          (i) his Account balance at the end of the immediately preceding Plan Year; and

          (ii) prior withdrawals during his Qualified Election Period;

                                   REDUCED BY

     (b) the aggregate amount of prior withdrawals made in accordance with this subsection.

Any amount required to be distributed pursuant to a withdrawal election made during any Plan Year in accordance with this subsection shall be distributed no later than the 180th day of that Plan Year. A Participant's "Qualified Election Period" means the six-Plan-Year period beginning with the first Plan Year in which he has both completed ten years of participation in the Plan and has attained at least age 55 years. The provisions of this subsection 10.9 shall not apply to any Participant to the extent the value of the Company Stock allocated to his Account (determined as of the first day on which the Participant would otherwise be entitled to make a withdrawal election under this subsection) is $500 or less.

     10.10 Facility of Payment. If the Committee, in its sole discretion, determines that a Participant or other person entitled to benefits under the Plan is under a legal disability or is in any way incapacitated so as to be unable to manage his financial affairs, the Committee may, until claim is made by a conservator or other person legally charged with the care of his person or of his estate, direct the Trustees to make payment to a relative or friend of such person for his benefit. Thereafter, any benefits under the Plan to which such Participant or other person is entitled shall be paid to such conservator or other person legally charged with the care of his person or his estate.

     10.11 Interests Not Transferable. The interests of Participants and other persons entitled to benefits under the Plan are not subject to the claims of their creditors and may not be voluntarily or involuntarily assigned, alienated or encumbered, except in the case of certain qualified domestic relations orders which relate to the provision of child support, alimony payments or marital rights of a spouse, child or other dependent of a Participant and which meet such other requirements as may be imposed by section 414(p) of the Code or regulations issued thereunder.

     10.12 Absence of Guaranty. None of the Trustees, the Employers or the Committee in any way guarantee the assets of the Trust from loss or depreciation. Neither the Employers nor the Committee guarantees any payment to any person. The liability of the Trustees to make any payment is limited to the available assets of the Trust.

     10.13 Missing Participants or Beneficiaries. Each Participant and each Beneficiary must file with the Committee from time to time in writing his post office address and each change of post office address. Any communication, statement or notice addressed to a Participant or Beneficiary at his last post office address filed with the Committee, or if no address is filed with the Committee then, in the case of a Participant, at his last post office address as shown on the Employers' records, will be binding on the Participant and his Beneficiary for all purposes of the Plan. None of the Employers, the Committee or the Trustees will be required to search for or locate a Participant or Beneficiary.


                                   SECTION 11

                       Voting and Other Shareholder Rights

     Voting and other shareholder rights with respect to shares of Company Stock shall be exercised by the Trustees in accordance with the provisions of Article III of the Trust.


                                   SECTION 12

              Rights and Restrictions With Respect To Company Stock

     12.1 Put Option. Each recipient of shares of Company Stock distributed from the Trust shall have the option to put the shares to the Company if they are not readily tradable on an established market (within the meaning of section 409(h)(1)(B) of the Code), subject to the following:

     (a) Such put option may be exercised during the 60-day period immediately following the date of distribution of such shares from the Trust and, if the put option is not exercised within such period, the put option will temporarily lapse. The put option may again be exercised during a second 60-day period in the following Plan Year, as provided in regulations promulgated by the Secretary of the Treasury of the United States; provided, however, that in the absence of such regulations, such period shall be determined by the Committee and communicated in advance to the persons entitled to exercise the put option. If for any reason the exercise price cannot be ascertained, or such determination is delayed, the second put option period shall not terminate until 60 days after the date on which the price for the shares can be ascertained and communicated to the persons entitled to exercise the put option. The period during which a put option may be exercised shall be extended by the amount of time during which the Company is unable to honor the put by reason of applicable Federal or state law. If not exercised, the put option shall permanently terminate at the end of the second 60-day period.

     (b) A put option shall be exercisable by giving written notice to the Company of the election to exercise. The Company may permit the Trustees, acting on behalf of the Plan, to purchase any shares of Company Stock tendered to the Company under the put option.

     (c) The price at which a put option is exercisable with respect to any shares of Company Stock shall be the Fair Market Value of each share of Company Stock determined as of the Valuation Date (as defined in Subsection 6.5) immediately preceding the first day of the 60-day period during which the put option may be exercised (provided, that if an option period is left open beyond a succeeding Valuation Date because of a delay in the determination of the exercise price, as provided in Section 12.1(a), such shares shall be valued as of the preceding Valuation Date), multiplied by the number of shares to be sold under the put option, with appropriate adjustments to reflect intervening stock dividends, stock splits, stock redemptions, or similar changes to the number of outstanding shares.

     (d) Payment of the purchase price shall commence no later than 30 days after the date on which the put option is exercised and shall be paid in a lump sum; provided, however, that, in the case of a total distribution of a Participant's interest under the Plan, in the discretion of the Company or of the Trustees, as the case may be, payment may be made in substantially equal annual or more frequent installments over a period not exceeding 5 years. If payment is made in installments, such payment shall be adequately secured and shall bear interest at the prime rate of interest in effect at the First National Bank of Chicago on the date the put option is exercised.

     (e) The put option shall not be assignable by any recipient other than to the recipient's donees or to a person to whom the Company Stock passes by reason of the death of the recipient.

     (f) Payment under the put option must not be restricted by the terms of any loan or other arrangement, including the terms of the Company's articles of incorporation, unless so required by applicable state law. If it is known at the time an ESOP Loan is made that Federal or state law will be violated by the Company honoring a put option with respect to the shares of Company Stock acquired with the proceeds of such loan, the put option shall permit the shares to be put to a third party that has substantial net worth at the time the loan is made and whose net worth is reasonably expected to remain substantial.

     (g) The Committee will notify each recipient of Company Stock who is eligible to exercise a put option in accordance with this subsection
          12.1 of the Fair Market Value of each share of Company Stock as soon as practicable following its determination. The Committee will send all notices required under this subsection to the last known address of such recipient, and it will be the duty of those persons to inform the Committee of any changes in address.

     (h) The Trustees, acting on behalf of the Plan, may offer to purchase any shares of Company Stock not sold pursuant to the foregoing put option from any Participant or Beneficiary at any time in the future, at the shares' then Fair Market Value.

The provisions of this subsection 12.1 shall continue to be applicable to distributions of Company Stock even if the Plan ceases to be an employee stock ownership plan under section 4975(e)(7) of the Code. As of the date of this amendment and restatement, the Company Stock held by the Plan is readily tradeable on an established market (within the meaning of section 409(h)(1)(B) of the Code), and such Company Stock is not, therefore, subject to the put option set forth in this Section 12.1.

     12.2 Legends. The Company shall have the right to place a legend on certificates representing shares of Company Stock which are distributed under the Plan to reflect all restrictions to which the shares are subject under the terms of the Plan and applicable state and federal law.



                                   SECTION 13

                                  The Committee

     13.1 Membership. The "Committee" referred to in subsection 1.3 shall consist of one or more members appointed by the Board of Directors of the Company. The members of the Committee shall be the "named fiduciaries" (as described in section 402 of ERISA) under the Plan. In controlling and aging the operation and administration of the Plan, the Committee shall act by the concurrence of a majority of its then members by meeting or by writing without a meeting. The Committee may authorize any one of its members to execute any document, instrument or direction on its behalf. A written statement by a majority of the Committee members or by an authorized Committee member shall be conclusive in favor of any person (including the Trustees) acting in reliance thereon.

     13.2 Rights, Powers and Duties. The Committee shall have such authority as may be necessary to discharge its responsibilities under the Plan and Trust, including the following discretionary authority, powers, rights and duties:

     (a) to adopt such rules of procedure and regulations as, in its opinion, may be necessary for the proper and efficient administration of the Plan and as are consistent with the provisions of the Plan;

     (b) to enforce the Plan in accordance with its terms and with such rules and regulations as may be adopted by the Committee;

     (c) to determine conclusively all questions arising under the Plan, including questions relating to the eligibility, benefits and other Plan rights of Participants and other persons entitled to benefits under the Plan and to remedy any ambiguities, inconsistencies or omissions of whatever kind;

     (d) to maintain and keep adequate records concerning the Plan and concerning its proceedings and acts in such form and detail as the Committee may decide;

     (e)  to direct all payments of benefits under the Plan;

     (f) to furnish the Employers with such information with respect to the Plan as may be required by them for tax or other purposes;

     (g) to employ agents, attorneys, accountants or other persons (who also may be employed by or represent the Employers or the Trustees) for such purposes as the Committee considers necessary or desirable to discharge its duties;

     (h) to delegate to employees of the Employers and the agents or counsel employed by the Committee such powers as the Committee considers desirable; and

     (i) to establish a claims procedure in accordance with section 503 of ERISA.

     13.3 Application of Rules. In operating and administering the Plan, the Committee shall uniformly apply all rules of procedure and regulations adopted by it to persons similarly situated.

     13.4 Remuneration and Expenses. No remuneration shall be paid to any Committee member as such. However, the reasonable expenses (including the fees and expenses of persons employed by it in accordance with paragraph 13.2(g)) of a Committee member incurred in the performance of a Committee function shall be reimbursed by the Company.

     13.5 Indemnification of the Committee. To the maximum extent permitted by law, the Committee and the individual members thereof and any employees to whom the Committee has delegated responsibility in accordance with paragraph 13.2(h) shall be indemnified by the Employers against any and all liabilities, losses, costs and expenses (including legal fees and expenses) of whatsoever kind and nature which may be imposed on, incurred by or asserted against the Committee, its members or such employees by reason of the performance of a Committee function if the Committee, such members or employees did not act dishonestly or in willful violation of the law or regulation under which such liability, loss, cost or expense arises.

     13.6 Exercise of Committee's Duties. Notwithstanding any other provisions of the Plan, the Committee shall discharge its duties hereunder solely in the interests of the Participants in the Plan and other persons entitled to benefits thereunder, and:

     (a) for the exclusive purpose of providing benefits to Participants and other persons entitled to benefits thereunder; and

     (b) with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

     13.7 Information to be Furnished to Committee. The Employers and Related Companies shall furnish the Committee such data and information as may be required for it to discharge its duties. The records of the Employers and Related Companies as to an employee's or Participant's period of employment, termination of employment and the reasons therefor, leave of absence, reemployment and Compensation will be conclusive on all persons unless determined to be incorrect. Participants and other persons entitled to benefits under the Plan must furnish to the Committee such evidence, data or information as it considers desirable to carry out the Plan.

     13.8 Resignation or Removal of Committee Member. A Committee member may resign at any time by giving fifteen days' advance written notice to the Company, the Trustees and the other Committee members. The Board of Directors of the Company may remove a Committee member by giving written notice to him, the Trustees and the other Committee members.

     13.9 Appointment of Successor Committee Members. The Company's Board of Directors may appoint additional Committee members and may fill any vacancy in the membership of the Committee and shall give prompt written notice thereof to the other Committee members, the other Employers and the Trustees. While there is a vacancy in the membership of the Committee, the remaining Committee members shall have the same powers as the full Committee until the vacancy is filled.


                                   SECTION 14

                            Amendment and Termination

     14.1 Amendment. While the Company expects to continue the Plan, it must necessarily reserve and reserves the right, subject to the provisions of Article V of the Trust Agreement, to amend the Plan from time to time, except that no amendment will reduce a Participant's interest in the Plan to less than an amount equal to the amount he would have been entitled to receive if he had resigned from the employ of the Employers and the Related Companies on the day of the amendment and no amendment will eliminate an optional form of benefit with respect to a Participant or Beneficiary except as otherwise permitted by law.

     14.2 Termination. The Plan will terminate as to all of the Employers on any day specified by the Company if advance written notice of the termination is given to the other Employers. Employees of any Employer shall cease active participation in the Plan and will be treated as Inactive Participants in accordance with subsection 2.5 on the first to occur of the following:

     (a) the date on which that Employer, by appropriate action communicated in writing to the Company, ceases to be a contributing sponsor of the Plan;

     (b)  the date that Employer is judicially declared bankrupt or insolvent;
          or

     (c) the dissolution, merger, consolidation or reorganization of that Employer, or the sale by that Employer of all or substantially all of its assets, except that, subject to the provisions of subsection 14.3, with the consent of the Company, in any such event arrangements may be made whereby the Plan will be continued by any successor to that Employer or any purchaser of all or substantially all of that Employer's assets, in which case the successor or purchaser will be substituted for the Employer under the Plan.

     14.3 Merger and Consolidation of the Plan, Transfer of Plan Assets. The Committee in its discretion may direct the Trustees to transfer all or a portion of the assets of this Plan to another defined contribution plan of the Employers or Related Companies which is qualified under section 401(a) of the Code or, in the event of the sale of stock of an Employer or all or a portion of the assets of an Employer, to a qualified plan of an employer which is not a Related Company. In the case of any merger or consolidation with, or transfer of assets and liabilities to, any other plan, provisions shall be made so that each affected Participant in the Plan on the date thereof (if the Plan, as applied to the Participant, then terminated) would receive a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he would have been entitled to receive immediately prior to the merger, consolidation or transfer if the Plan, as applied to him, had then terminated.

     14.4 Distribution on Termination and Partial Termination. Upon termination or partial termination of the Plan, all benefits under the Plan shall continue to be paid in accordance with the provisions of Section 10 as such section may be amended from time to time.

     14.5 Notice of Amendment, Termination or Partial Termination. Affected Participants will be notified of an amendment, termination or partial termination of the Plan as required by law.

     IN WITNESS WHEREOF, the Company has executed this Plan as of the day and year first above written.

                                        MARKS BROS. JEWELERS, INC.


By:__________________________

                                        Title:______________________________

                                   APPENDIX A

                                  Defined Terms

7.1          -         Account
7.4          -         Allocation Fraction
8.5          -         Annual Additions
10.5         -         Beneficiary
1.1          -         Code
13.1         -         Committee
1.1          -         Company
1.1          -         Company Stock
7.6          -         Compensation
1.1          -         Effective Date
7.4          -         Eligible Participant
1.2          -         Employer
5.1          -         Employer Contribution
1.3          -         ERISA
6.3          -         Fair Market Value
10.6         -         Forfeiture
8.7          -         Highly Compensated Employee
3.2          -         Hour of Service
2.5          -         Inactive Participant
8.2          -         Nonallocation Period
9.3          -         Normal Retirement Age
3.3          -         One-Year Break in Service
1.1          -         Plan
1.4          -         Plan Year
10.9         -         Qualified Election Period
1.2          -         Related Company
10.4         -         Required Beginning Date
8.1          -         Restricted Participant
8.1          -         Restricted Shares
8.4          -         Section 415 Affiliate
8.4          -         Section 415 Compensation
8.6          -         Section 415 Suspense Account
9.3          -         Termination Date
1.3          -         Trust
1.3          -         Trust Agreement
1.3          -         Trustees
6.3          -         Valuation Date
3.1          -         Year of Service

                                  SUPPLEMENT A
                          TO MARKS BROS. JEWELERS, INC.
                          EMPLOYEE STOCK OWNERSHIP PLAN

                             (Top-Heavy Provisions)

Application         A-1. This Supplement A to Marks Bros. Jewelers, Inc.
                    Employee Stock Ownership Plan (the "Plan") shall be applicable on and after the date on which the Plan becomes
                    Top- Heavy (as described in subsection A-5).

Effective Date      A-2. The Effective Date of this Supplement A is February 1,
                    1988.

Definitions         A-3. Unless the context clearly implies or indicates the
                    contrary, a word, term or phrase used or defined in the Plan is similarly used or defined for purposes of this Supplement
                    A.

Affected            A-4.  For purposes of this Supplement A, the term
Participant         "Affected Participant" means each Participant who is
                    employed by an Employer or a Related Company during any Plan
                    Year for which the Plan is Top-Heavy; provided, however, that the term "Affected Participant" shall not include any Participant who is covered by a collective bargaining agreement if retirement benefits were the subject of good faith bargaining between his Employer and his collective bargaining representative.

Top-Heavy           A-5. The Plan shall be "Top-Heavy" for any Plan Year if, as of the Determination Date for that year (as described in paragraph (a) next below), the present value of the benefits attributable to Key Employees (as defined in subsection A-6)
                    under all Aggregation Plans (as defined in subsection A-9) exceeds 60% of the present value of all benefits under such plans. The foregoing determination shall be made in accordance with the provisions of section 416 of the

                    Code. Subject to the preceding sentence:

                    (a) The Determination Date with respect to any plan for purposes of determining Top-Heavy status for any plan year of that plan shall be the last day of the preceding plan year or, in the case of the first plan year of that plan, the last day of that year. The present value of benefits as of any Determination Date shall be determined as of the accounting date or valuation date coincident with or next preceding the Determination Date. If the plan years of all Aggregation Plans do not coincide, the Top-Heavy status of the Plan on any Determination Date shall be determined by aggregating the present value of Plan benefits on that date with the present value of the benefits under each other Aggregation Plan determined as of the Determination Date of such other Aggregation Plan which occurs in the same calendar year as the Plan's Determination Date.

                    (b) Benefits under any plan as of any Determination Date shall include the amount of any distributions from that plan made during the plan year which includes the Determination Date or during any of the preceding four plan years, but shall not include any amounts attributable to employee contributions which are deductible under section 219 of the Code, any amounts attributable to employee-initiated rollovers or transfers made after December 31, 1983 from a plan maintained by an unrelated employer, or, in the case of a defined contribution plan, any amounts attributable to contributions made after the Determination Date unless such contributions are required by section 412 of the Code or are made for the plan's first plan year.

                    (c) Benefits attributable to a participant shall include benefits paid or payable to a beneficiary of the participant, but shall not include benefits paid or payable to any participant who has not performed services for an Employer or Related Company during any of the five plan years ending on the applicable Determination Date; provided however, that if a participant performs no services for five years and then performs services, the benefits attributable to such participant shall be included.

                    (d) The accrued benefit of any participant who is a Non-Key Employee with respect to a plan but who was a Key Employee with respect to such plan for any prior plan year shall not be taken into account.

                    (e) The accrued benefit of a Non-Key Employee shall be determined under the method which is used for accrual purposes for all plans of the Employer and Related Companies; or, if there is not such method, as if the benefit accrued not more rapidly than the slowest accrual rate permitted under section 411(b)(1)(C) of the Code.

                    (f) The present value of benefits under all defined benefit plans shall be determined on the basis of a 6% per annum interest factor and the 1984 Unisex Pension Mortality Table, with a one-year setback.

Key Employee        A-6. The term "Key Employee" means an employee or deceased employee (or beneficiary of such deceased employee) who is a Key Employee within the meaning ascribed to that term by section 416(i) of the Code. Subject to the preceding sentence, the term Key Employee includes any participant in such plan (or beneficiary of such a participant) who at any time during the plan year which includes the Determination
                    Date or during any of the four preceding plan years was:

                    (a)  an officer of any Employer or Related Company with
                         Section 415 Compensation for that year in excess of 50 percent of the amount in effect under section Related Company during any of the five plan years ending on the applicable Determination Date; provided however, that if a participant performs no services for five years and then performs services, the benefits attributable to such participant shall be included.

                    (d) The accrued benefit of any participant who is a Non-Key Employee with respect to a plan but who was a Key Employee with respect to such plan for any prior plan year shall not be taken into account.

                    (e) The accrued benefit of a Non-Key Employee shall be determined under the method which is used for accrual purposes for all plans of the Employer and Related Companies; or, if there is not such method, as if the benefit accrued not more rapidly than the slowest accrual rate permitted under section 411(b)(1)(C) of the Code.

                    (f) The present value of benefits under all defined benefit plans shall be determined on the basis of a 6% per annum interest factor and the 1984 Unisex Pension Mortality Table, with a one-year setback.

Key Employee        A-6. The term "Key Employee" means an employee or deceased employee (or beneficiary of such deceased employee) who is a Key Employee within the meaning ascribed to that term by section 416(i) of the Code. Subject to the preceding sentence, the term Key Employee includes any participant in such plan (or beneficiary of such a participant) who at any time during the plan year which includes the Determination
                    Date or during any of the four preceding plan years was:

                    (a)  an officer of any Employer or Related Company with
                         Section 415 Compensation for that year in excess of 50 percent of the amount in effect under section 415(b)(1)(A) of the Code for the calendar year in which that year ends; provided, however, that the maximum number of employees who shall be considered Key Employees under this paragraph (a) shall be the lesser of 50 or 10% of the total number of employees of the Employers and the Related Companies disregarding excludable employees under Code section 414(q)(8);

                    (b) one of the 10 employees owning the largest interests in any Employer or any Related Company (disregarding any ownership interest which is less than 1/2 of one percent), excluding any employee for any plan year whose Compensation for that year did not exceed the applicable amount in effect under section 415(c)(1)(A) of the Code for the calendar year in which that year ends;

                    (c)  a 5% owner of any Employer or of any Related Company or

                    (d) a 1% owner of any Employer or any Related Company having Compensation in excess of $150,000.

Compensation        A.7. The term "Compensation" for purposes of this Supplement
                    A generally means compensation within the meaning of section
                    415(c)(3) of the Code for that year, not exceeding $200,000 or such larger amount as may be permitted for any year under Code section 401(a)(17). However, for Plan Years beginning on or after January 1, 1989, solely for purposes of determining who is a Key Employee, the term "Compensation" means compensation as defined in Code section 414(q)(7).

Non-Key Employee    A-8. The term "Non-Key Employee" means any employee (or
                    beneficiary of a deceased employee) who is not a Key
                    Employee.

Aggregation Plan    A-9.  The term  "Aggregation  Plan"  means Plan the Plan and each other retirement plan (including any terminated plan) maintained by an Employer or Related Company which qualified under section 401(a) of the Code and which:

                    (a)  during the plan year which includes the
                         applicable Determination Date, or during any of the preceding four plan years, includes a Key Employee as a participant;

                    (b) during the plan year which includes the applicable Determination Date or, during any of the preceding four plan years, enables the Plan or any plan in which a Key Employee participates to meet the requirements of sections 401(a)(4) or 410 of the Code; or

                    (c) at the election of the Employer, would meet the requirements of sections 401(a)(4) and 410 if it were considered together with he Plan and all other plans described in paragraphs (a) and (b) next above.

Required            A-10.  The term "Required Aggregation Plan" means a plan
Aggregation         described in either paragraph (a) or (b) of subsection A-9.
Plan

Permissive          A-11.  The term "Permissive Aggregation Plan" means a plan
Aggregation         described in paragraph (c) of subsection A-9.
Plan

Vesting A-12. For any Plan Year during which the Plan is Top-Heavy, the Account balances of any Affected Participant who has completed at least 3 Years of Service shall be 100% vested. If the Plan ceases to be Top-Heavy for any Plan Year, the provisions of this subsection A-8 shall continue to apply to
                    (i) the portion of an Affected Participant's Account balance which was accrued and vested prior to such Plan Year (adjusted for subsequent earnings and losses) and (ii) in the case of an Affected Participant who had completed at least 3 Years of Service, the portion of his Account and balance which accrues thereafter.

Minimum             A-13.  For any Plan Year during which the Plan is
Contribution        Top-Heavy, the minimum amount of Employer contributions and
                    Forfeitures allocated to the Accounts of each Affected
                    Participant who is employed by an Employer or Related
                    Company on the last day of that year (whether or not he has completed 1,000 Hours of Service during that year), who is not a Key Employee and who is not entitled to a minimum benefit for that year under any defined benefit
                    Aggregation Plan which is Top-Heavy shall, when expressed as a percentage of the Affected Participant's Compensation be equal to the lesser of:

                    (a)  3%; or

                    (b) the percentage at which Employer contributions and Forfeitures are allocated to the Accounts of the Key Employee for whom such percentage (when expressed as a percentage of Section 415 Compensation not in excess of $200,000) is greatest.

                    For purposes of the preceding sentence, compensation earned while a member of a group of employees to whom the Plan has not been extended shall be disregarded. Paragraph (b) next above shall not be applicable for any Plan Year if the Plan enables a defined benefit plan described in paragraph A-9(a) or A-9(b) to meet the requirements of sections 401(a)(4) or 410 for that year. Employer contributions for any Plan Year during which the Plan is Top-Heavy shall be allocated first to non-Key Employees until the requirements of this subsection A-13 have been met and, to the extent necessary to comply with the provisions of this subsection A-13, additional contributions shall be required of the Employers.

Aggregate           A-14.  For any Plan Year during which the Plan is Top-Heavy,
Benefit Limit       paragraph (2)(B) and (3)(B) of Section 415(e) of the Code
                    shall be applied by substituting "1.0" for "1.25."