Form 10-Q
period 1997-04-30
MARKS BROS JEWELERS INC
filed 1997-06-12
CIK 868984

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended:  April 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No x
                                              ----   ----
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

The number of the Registrant's common stock $.001 par value per share, outstanding as of June 9, 1997 was 10,070,122 and the number of the Registrant's Class B common stock $1.00 par value as of May 21, 1997 was 101.298.

                          MARKS BROS. JEWELERS, INC.

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED APRIL 30, 1997


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three months ended April 30, 1997 and 1996 (unaudited)

         Balance Sheets - April 30, 1997, January 31, 1997 and April 30, 1996
         (unaudited)

         Statements of Cash Flows for the three months ended April 30, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations



PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits
         (b) Reports on Form 8-K


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Marks Bros. Jewelers, Inc.
                           Statements of Operations
              for the three months ended April 30, 1997 and 1996
                                 (unaudited)
                  (in thousands, except for per share data)





                                                       1997          1996
Net sales                                           $34,714       $29,560

Cost of sales (including buying and occupancy        21,063        17,934
expenses)
                                                    -------       -------

     Gross profit                                    13,651        11,626

Selling, general and administrative expenses         11,842        10,018
                                                    -------       -------

     Income from operations                           1,809         1,608

Interest expense                                        923         3,014
                                                    -------       -------

     Income (loss) before income taxes                  886        (1,406)

Income tax expense (benefit)                            346          (548)
                                                    -------       -------

     Net income (loss)                              $   540       $  (858)
                                                    =======       ========

Net income (loss) per share                         $  0.05       $ (0.17)
                                                    =======       ========

Total weighted average common shares and common      10,192         5,081
share equivalents


   The accompanying notes are an integral part of the financial statements.

                          Marks Bros. Jewelers, Inc.
                                Balance Sheets
                          (unaudited, in thousands)

                                            April 30,   January 31,   April 30,
                                                 1997          1997        1996
                                            ---------   -----------   ---------
           ASSETS
Current Assets:
    Accounts receivable, net                 $  1,331       $ 1,354     $ 1,607
    Layaway receivables, net                    2,090         2,041       1,500
    Merchandise inventories                    79,549        64,482      59,942
    Other current assets                          573           638         456
    Deferred financing costs                      292           292       2,324
    Deferred income taxes, net                  1,326         1,326         817
                                             --------       -------     -------
         Total current assets                  85,161        70,133      66,646
Property and equipment, net                    19,024        16,305      14,067
Deferred financing costs                        1,075         1,148       2,033
Deferred income tax, net                        5,947         5,947      15,422
                                             --------       -------     -------
         Total assets                        $111,207       $93,533     $98,168
                                             ========       =======     =======

           LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)
Current Liabilities:
    Outstanding checks, net                  $    737       $ 7,242     $ 4,686
    Revolver loan                              23,455        10,747       7,481
    Current portion of long-term debt             ---           ---       9,894
    Accounts payable                           26,015        14,706      13,841
    Accrued payroll                             2,605         2,607       2,031
    Accrued financing costs                       ---           ---       3,545
    Other accrued expenses                      8,605         9,007       6,144
                                             --------       -------     -------
         Total current liabilities             61,417        44,309      47,622
    Total long-term debt, net of current       10,520        10,520      97,977
    portion
    Other long-term liabilities                 1,220         1,197       1,161
                                             --------       -------     -------
         Total liabilities                     73,157        56,026     146,760

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock                                   10            10         ---
    Class B common stock                          ---           ---          30
    Class C common stock                          ---           ---         ---
    Class D common stock                          ---           ---         ---
    Additional paid-in capital                 59,807        59,804       8,890
    Accumulated deficit                       (21,767)      (22,307)    (15,531)
    Treasury stock                                ---           ---     (20,333)
    Deferred ESOP compensation                    ---           ---     (21,648)
                                             --------       -------     -------
         Total stockholders' equity
         (deficit), net                        38,050        37,507     (48,592)
                                             --------       -------     -------
         Total liabilities and
         stockholders' equity (deficit)      $111,207       $93,533     $98,168
                                             ========       =======     =======

   The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 1997 and 1996
                           (unaudited, in thousands)


                                                          1997          1996
                                                     ---------      --------
Cash flows from operating activities:
     Net income (loss)                               $     540      $   (858)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities:

     Depreciation and amortization                         874           750
     Interest on zero coupon notes                         ---           115
     Interest on senior accreting notes                    ---         1,243
     Interest on subordinated debt                         ---           741
     Loss on disposition of assets                          24             8
     Changes in assets and liabilities:
          Decrease (Increase) in accounts
          receivable, net                                   23          (438)
          (Increase) Decrease in layaway
          receivables, net                                 (49)           76
          (Increase) in merchandise inventories        (15,067)       (4,541)
          Decrease in other current assets                  65           258
          (Increase) in deferred financing costs           ---        (4,357)
          (Increase) in deferred taxes, net                ---          (548)
          Increase in accounts payable                  11,309         4,804
          (Decrease) Increase in accrued
          liabilities                                     (381)        2,539
                                                     ---------      --------
              Net cash (used in) operating
              activities                                (2,662)         (208)
Cash flows from investing activities:
     Capital expenditures                               (3,544)       (1,973)
                                                     ---------      --------
          Net cash used in investing activities         (3,544)       (1,973)
Cash flows from financing activities:
     Borrowing on revolver loan                        126,327        35,458
     Repayment of revolver loan                       (113,619)      (30,096)
     Proceeds from exercise of stock options                 3           124
     (Decrease) in outstanding checks, net              (6,505)       (3,305)
                                                     ---------      --------
          Net cash provided by financing activities      6,206         2,181
                                                     ---------      --------
Net change in cash and cash equivalents                    ---           ---
Cash and cash equivalents at beginning of period           ---           ---
                                                     ---------      --------
Cash and cash equivalents at end of period           $     ---      $    ---
                                                     =========      ========

   The accompanying notes are an integral part of the financial statements.

                         Marks Bros. Jewelers, Inc..
                        Notes to Financial Statements


1.   Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 177 stores as of April 30, 1997, located in 24 states, operating in regional or superregional shopping malls.

2.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1997 was derived from the audited financial statements for the year ended January 31, 1997. The accompanying unaudited Balance Sheets as of April 30, 1997 and 1996 and the Statements of Income and Cash Flows for the three months ended April 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Annual Report for the fiscal year ended January 31, 1997. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

3.   Accounts Receivables, Net

     Accounts receivable is shown net of the allowance for doubtful accounts of $656,000, $708,000 and $638,000 as of April 30, 1997, January 31, 1997 and
April 30, 1996, respectively.

4.   Inventory

     As of April 30, 1997, January 31, 1997 and April 30, 1996, merchandising inventories consist of:


                         April 30, 1997    January 31, 1997    April 30, 1996
                                            (in thousands)
Raw Materials                   $ 5,591             $ 5,908           $ 3,505
Finished Goods                   73,958              58,574            56,437
                         --------------    ----------------    --------------
Inventory                       $79,549             $64,482           $59,942
                         ==============    ================    ==============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,708,000, $1,711,000 and $1,214,000 as of April 30, 1997, January 31, 1997 and April 30, 1996,
respectively. As of April 30, 1997, January 31, 1997 and April 30, 1996, consignment inventories held by the Company that are not included in the balance sheets total $16,493,000, $17,395,000, and $15,298,000, respectively.

     In addition, gold consignments of $15,295,000 are not included in the Company's balance sheets as of April 30, 1997 and January 31, 1997.

5.   Financing Arrangements

     Effective March 17, 1997, the Company and its bank group amended the Credit Agreement to provide for a total facility of $60.0 million through April 30, 2001. Interest rates and the commitment fee charged on the unused facility float in a grid based upon the Company's quarterly financial performance.

     Under this agreement, the banks have a security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions on capital expenditures, payment of dividends and assumption of additional debt and requires the Company to maintain specified minimum levels of certain financial measure, including fixed charge ratio and certain balance sheet measures.

Revolver Loan
-------------
     The Revolving Credit Facility is available up to a maximum of $44,000,000 and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of 25 basis points per annum on the unused portion of the commitment is payable monthly.

     Interest rates for these borrowings under this agreement are, at the Company's option, Eurodollar rates plus 125 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowing. The interest expense for the quarter ended April 30, 1997 was $336,000, reflecting a weighted average interest rate of 8.2%.

Gold Consignment Facility
-------------------------
     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15,295,000 under a gold consignment facility, which provides for the sale of a maximum 39,000 troy ounces or $16,000,000. Under the agreement, the Company pays consignment fees of 125 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 25 basis points per annum on the unused portion of the gold consignment facility is payable monthly. The consignment fees totaled $119,000 for the three months ended April 30, 1997 at a weighted average rate of 3.5%. On April 30, 2001, the Company is required to repurchase 39,000 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes
------------------
     Series C Subordinated Notes due 2004 (the "Series C Notes") totaling $10,520,000 bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. Interest expense was $320,000 for the quarter ended April 30, 1997.

     As of April 30, 1997, January 31, 1997, and April 30, 1996, respectively, the current portion and noncurrent portion of long-term debt consisted of the following:


                                     April 30,         January 31,    April 30,
                                          1997                1997         1996
                                     ---------      --------------    ---------
                                                     (in thousands)
Current portion of long-term debt
     Term loan, old                   $    ---            $    ---     $  7,938
     Senior accreting notes                ---                 ---        1,956
                                      --------            --------     --------
          Total                       $    ---            $    ---     $  9,894
                                      ========            ========     ========
Long-term debt, net of current
portion
     Term loan, old                   $    ---            $    ---     $ 18,662
     Senior accreting notes                ---                 ---       49,014
     Zero coupon notes                     ---                 ---        5,962
     Subordinated debt, old                ---                 ---       24,339
     Subordinated debt                  10,520              10,520          ---
                                      --------            --------     --------
          Total                       $ 10,520            $ 10,520     $ 97,977
                                      ========            ========     ========

6.   Stock Incentive Plans

     On February 24, 1997, the Company approved the 1997 Long-Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, the Company may grant incentive stock options ("ISOs") or nonqualified stock options. The 1997 Plan also provides for the grant of stock appreciation rights ("SARs"), bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures, and performance shares. Performance shares are rights, contingent upon the attainment of performance measure within a specified performance period, to receive one share of Common Stock, which may be restricted, or the fair market value of such performance share in cash. A total of 400,000 shares of Common Stock have been reserved for issuance under the 1997 Plan. Grants may be made under the 1997 Plan during the ten years after its effective date.

     As of April 30, 1997, the Company has made grants under the 1997 Plan totaling 141,952 options. Stock options generally become exercisable in cumulative annual installments of 25% of the shares subject to option beginning on the first anniversary of the date of the option grant. The stock options granted and exercise prices under all Plans are as follows:



                               Options      Exercise Price Range
                               -------      --------------------
                               126,567           $ 0.90 - $ 0.99
                               244,676           $ 9.38 - $11.75
                               684,539                    $14.00
                             ---------           ---------------
                             1,055,782           $ 0.90 - $14.00
                             =========           ===============


The weighted average exercise price of outstanding options under all plans is $11.65.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
     Net sales for the first quarter of fiscal 1997 increased $5.1 million, or 17.4%, to $34.7 million. Comparable store sales increased $0.6 million, or 2.2%, in the first quarter of fiscal 1997. Sales from new stores contributed $4.7 million to the overall sales increase. These sales increases were partially offset by a decrease in sales of $0.2 million due to the closing of two stores in fiscal 1996. The average number of units sold on a comparable store basis decreased by approximately 2.6% in the first quarter of fiscal 1997, while the average price per merchandise sale increased to $274 in fiscal 1997 from $257 in fiscal 1996. Comparable store sales increased 2.2% compared to 13.8% in the prior year quarter in part due to increased inventory levels and ongoing improvements in the quality of the Company's store based personnel which were somewhat offset by the discontinuation of the first-time buyers program during the fourth quarter of fiscal 1996 and a more competitive and promotional environment. The Company opened 13 new stores in the first quarter of fiscal 1997 increasing the number of stores opened to 177 as of April 30, 1997 compared to 151 as of April 30, 1996.

     Gross profit increased $2.0 million to $13.7 million in first quarter of fiscal 1997. Gross profit remained constant at 39.3% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

     Selling, general and administrative expenses increased $1.8 million, or 18.2%, to $11.8 million in the first quarter of fiscal 1997 from $10.0 million. New stores accounted for $0.4 million of this increase. As a percentage of net sales, selling, general and administrative expenses increased to 34.1% in the first quarter of fiscal 1997 from 33.9% in the first fiscal quarter of fiscal 1996. The dollar increase primarily relates to higher payroll expenses of $1.2 million and $0.3 million in other expense. Comparable store payroll costs increased 3.2% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Private label non-recourse credit sales, as a percentage of net sales declined to 37.5% in the first quarter of fiscal 1997 from 43.3% in the first quarter of fiscal 1996 primarily as a result of the discontinuation of the first-time buyers program during the fourth quarter of fiscal 1996.

     Interest expense decreased $2.1 million to $0.9 million in the first quarter of fiscal 1997 from $3.0 million in the first quarter of fiscal 1996. The impact of lower average interest rates on revolver and reduced borrowings, due to the initial public offering, recapitalization and secondary offering completed in fiscal 1996, contributed to the interest savings.

     An income tax expense of $0.3 million was recorded in the first quarter of fiscal 1997 and an income tax benefit of $0.5 million was recorded in the first quarter of fiscal 1996, both reflecting an effective annual tax rate of 39%.

     Net income increased to $0.5 million in the first quarter of fiscal 1997 from a net loss of $0.9 million in the first quarter of fiscal 1996 as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------
     The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

     The Company's cash flow used in operations increased from $0.2 million in the first quarter of 1996 to $2.7 million in the first quarter of fiscal 1997. Higher income from operations together with increases in accounts payable were more than offset by increases in merchandise inventories. In the first quarter of 1997, the primary sources of the Company's liquidity included a $12.7 million net increase in the amount outstanding under the Company's revolver less a decrease of $6.5 million in outstanding checks. The Company utilized cash in the first quarter of 1996 primarily to fund capital expenditures of $3.5 million, primarily related to the opening of 13 new stores in the first quarter of 1997.

Inflation
---------
     Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders

Item 5 - Other Information

Forward-Looking Statements
--------------------------
     All statements, trend analysis and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reforms Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's expansion strategy; (2) the seasonality of the Company's business; (3) the Company's leverage; (4) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results;
(5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit;
(8) relationships with suppliers; (9) fluctuations in gem and gold prices; (10) regulation; and (11) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission.

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


                                          MARKS BROS. JEWELERS, INC.
                                          (Registrant)
Date: June 11, 1997                   By: /s/ John R. Desjardins




                                          -----------------------------
                                          John R. Desjardins
                                          Executive Vice President -
                                          Finance and Administration
                                          and Treasurer (principal
                                          financial officer)