Form 10-Q
period 1997-07-31
MARKS BROS JEWELERS INC
filed 1997-09-12
CIK 868984

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  July 31, 1997

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of September 10, 1997 was 10,073,437 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 101.298.

                         MARKS BROS. JEWELERS, INC.

                             INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED JULY 31, 1997



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three months and six months ended July 31, 1997 and 1996 (unaudited)

         Balance Sheets - July 31, 1997, January 31, 1997 and July 31, 1996 (unaudited)

         Statements of Cash Flows for the six months ended July 31, 1997 and 1996 (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         (b) Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                         Marks Bros. Jewelers, Inc.
                          Statements of Operations
      for the three months and six months ended July 31, 1997 and 1996
            (unaudited)(in thousands, except for per share data)



                                              Three months ended                   Six months ended
                                            July 31,      July 31,              July 31,       July 31,
                                             1997           1996                  1997            1996
                                       -------------  -------------         -------------   -------------

Net sales                                $  40,515     $   34,906             $   75,229      $  64,466
Cost of sales (including buying and
occupancy expenses)                         24,218         20,692                 45,281         38,626
                                       -------------  -------------         -------------   -------------
  Gross profit                              16,297         14,214                 29,948         25,840

Selling, general and administrative
expenses                                    12,429         10,367                 24,271         20,385
                                       -------------  -------------         -------------   -------------
  Income from operations                     3,868          3,847                  5,677          5,455

Interest expense                               983          1,543                  1,906          4,557
                                       -------------  -------------         -------------   -------------
  Income before income taxes                 2,885          2,304                  3,771            898

Income tax expenses                          1,125            898                  1,471            350
                                       -------------  -------------         -------------   -------------
  Income before extraordinary gain           1,760          1,406                  2,300            548

Extraordinary gain on
extinguishment of debt, net of
taxes                                          ---         11,164                    ---         11,164
                                       -------------  -------------         -------------   -------------
  Net income                             $   1,760     $   12,570             $    2,300      $  11,712
                                      ==============  =============         =============   =============

Primary earnings per share:
  Income before extraordinary gain       $    0.17     $     0.16             $     0.23          $0.08
  Extraordinary gain on
  extinguishment of debt, net of
  taxes                                        ---           1.25                    ---           1.53
                                       -------------  -------------         -------------   -------------
  Net income                             $    0.17     $     1.41             $     0.23      $    1.61
                                       =============  =============         ==============  =============
  Weighted average common share
  and common share equivalents              10,208          8,938                 10,198          7,287

Fully diluted earnings per share:
  Income before extraordinary gain       $    0.17          $0.16             $     0.23      $    0.07
  Extraordinary gain on
  extinguishment of debt, net of
  taxes                                        ---           1.25                    ---           1.53
                                       -------------  -------------         -------------   -------------
  Net income                             $    0.17     $     1.41             $     0.23      $    1.60
                                       =============  =============         =============   =============
  Weighted average common share
  and common share equivalents              10,222          8,938                 10,217          7,321

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
                           (unaudited, in thousands)

                                                                    July 31,        January 31,            July 31,
                                                                        1997               1997                1996
                                                               ---------------     ---------------     ---------------

                ASSETS
Current Assets:
    Accounts receivable, net                                       $   1,677         $    1,354            $  1,672
    Layaway receivables, net                                           2,314              2,041               1,454
    Merchandise inventories                                           82,164             64,482              46,542
    Other current assets                                                 499                638                 366
    Deferred financing costs                                             292                292                 427
    Deferred income taxes, net                                         1,326               1326                 817
                                                               ---------------     ---------------     ---------------
        Total current assets                                          88,272             70,133              51,278
Property and equipment, net                                           21,181             16,305              14,657
Deferred financing costs                                               1,002              1,148               1,978
Deferred income tax, net                                               5,947              5,947               7,387
                                                               ---------------     ---------------     ---------------
        Total assets                                               $ 116,402         $   93,533            $ 75,300
                                                               ===============     ===============     ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Outstanding checks, net                                        $   1,646         $    7,242            $  4,207
    Revolver loan                                                     24,607             10,747               8,782
    Current portion of long-term debt                                    ---                ---               1,250
    Accounts payable                                                  26,521             14,706              13,535
    Accrued payroll                                                    2,151              2,607               1,630
    Other accrued expenses                                             9,870              9,007               6,844
                                                               ---------------     ---------------     ---------------
        Total current liabilities                                     64,795             44,309              36,248

    Total long-term debt, net of current portion                      10,520             10,520              33,500
    Other long-term liabilities                                        1,269              1,197               1,157
                                                               ---------------     ---------------     ---------------
        Total liabilities                                             76,584             56,026              70,905

Commitments and contingencies

Stockholders' equity:
    Common stock                                                          10                 10                   8
    Class B common stock                                                 ---                ---                 ---
    Class C common stock                                                 ---                ---                 ---
    Class D common stock                                                 ---                ---                 ---
    Additional paid-in capital                                        59,815             59,804              33,708
    Accumulated deficit                                              (20,007)           (22,307)            (29,321)
                                                               ---------------     ---------------     ---------------
        Total stockholders' equity                                    39,818             37,507               4,395
                                                               ---------------     ---------------     ---------------
        Total liabilities and stockholders' equity                 $ 116,402         $   93,533           $  75,300
                                                               ===============     ===============     ===============

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
                for the six months ended July 31, 1997 and 1996
                           (unaudited, in thousands)


                                                                                                   Six months ended
                                                                                             ----------------------------
                                                                                             July 31,         July 31,
                                                                                                 1997             1996
                                                                                           ------------    ------------
Cash flows from operating activities:
   Net income                                                                                  $2,300          $11,712
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Gain on extinguishment of debt, net of taxes                                                   ---          (11,164)
   Depreciation and amortization                                                                1,833            1,529
   Interest on zero coupon notes                                                                  ---              121
   Interest on senior accreting notes                                                             ---            1,339
   Interest on subordinated debt                                                                  ---              790
   Loss (Gain) on disposition of assets                                                            36               (1)
   Changes in assets and liabilities:
       (Increase) in accounts receivable, net                                                    (323)            (503)
       (Increase) decrease in layaway receivables, net                                           (273)             122
       (Increase) in merchandise inventories, net of gold consignment                         (17,682)          (6,436)
       Decrease in other current assets                                                           139              348
       (Increase) in deferred financing costs                                                     ---           (2,405)
       Decrease in deferred taxes, net                                                            ---              349
       Increase in accounts payable                                                            11,815            4,498
       Increase (decrease)in accrued liabilities                                                  479             (711)
                                                                                           ------------    ------------
           Net cash used in operating activities                                               (1,676)            (412)
Cash flows from investing activities:
   Capital expenditures                                                                        (6,599)          (3,333)
                                                                                           ------------    ------------
       Net cash used in investing activities                                                   (6,599)          (3,333)
Cash flows from financing activities:
   Borrowing on old revolver loan                                                                 ---           38,078
   Repayment of old revolver loan                                                                 ---          (40,197)
   Borrowing on new revolver loan                                                             246,343           39,865
   Repayment of new revolver loan                                                            (232,683)         (31,083)
   Repayment of term loan                                                                         ---             (250)
   Repayment of old term loan                                                                     ---          (26,600)
   Repayment of senior accreting notes                                                            ---          (50,502)
   Repayment of zero coupon note                                                                  ---           (2,000)
   Repayment of subordinated debt                                                                 ---          (10,618)
   Proceeds from term loan                                                                        ---           15,000
   Proceeds from subordinated debt                                                                ---           20,000
   Proceeds from gold consignment                                                                 ---           15,295
   Proceeds from stock issuance, net                                                              ---           40,416
   Proceeds from exercise of stock options                                                         11              123
   Proceeds from exercise of warrants                                                             ---                2
   (Decrease) in outstanding checks, net                                                       (5,596)          (3,784)
                                                                                           ------------    ------------
       Net cash provided by financing activities                                                8,275            3,745
                                                                                           ------------    ------------
Net change in cash and cash equivalents                                                           ---              ---
Cash and cash equivalents at beginning of period                                                  ---              ---
                                                                                           ------------    ------------
Cash and cash equivalents at end of period                                                       $---             $---
                                                                                           ============    ============



    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements

1.   Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 184 stores as of July 31, 1997, located in 24 states, operating in regional or super-regional shopping malls.

2.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1997 was derived from the audited financial statements for the year ended January 31, 1997. The accompanying unaudited Balance Sheets as of July 31, 1997 and 1996 and the Statements of Operations for the three months and six months ended July 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Annual Report for the fiscal year ended January 31, 1997. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

     Impact of New Accounting Standard

During 1996, the Financial Accounting Standards Board ("FASB") issued a new pronouncement, SFAS No. 128 "Earnings per Share" which is relevant to the Company's operations. The statement is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. The Company intends to adopt SFAS No. 128 for the year ended January 31, 1998, and expects that the effect will not be material to earnings per share.

3.   Accounts Receivables, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $669,000, $708,000 and $686,000 as of July 31, 1997, January 31, 1997 and
July 31, 1996, respectively.

4.   Inventory

     As of July 31, 1997, January 31, 1997 and July 31, 1996, merchandising inventories consist of:



                July 31, 1997  January 31, 1997  July 31, 1996
                -------------  ----------------  -------------
                                 (in thousands)
Raw Materials         $ 5,427           $ 5,908        $ 2,401
Finished Goods         76,737            58,574         44,141
                -------------  ----------------  -------------
Inventory             $82,164           $64,482        $46,542
                =============  ================  =============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress at July 31, 1997, January 31, 1997, or July 31, 1996. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,414,000, $1,711,000 and $1,225,000 as of July 31, 1997, January 31, 1997 and July 31, 1996,
respectively. As of July 31, 1997, January 31, 1997 and July 31, 1996, consignment inventories held by the Company that are not included in the balance sheets total $20,074,000, $17,395,000, and $13,418,000, respectively.

     In addition, gold consignments of $15,295,000 are not included in the Company's balance sheets as of July 31, 1997, January 31, 1997 and July 31, 1996.

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

Revolver Loan

     The Dollar Facility Revolving Credit is available up to a maximum of $40,000,000 and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of 25 basis points per annum on the unused portion of the commitment is payable monthly.

     Interest rates for borrowings under this agreement are, at the Company's option, Eurodollar rates plus 125 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense for the six months ended July 31, 1997 and 1996 was $786,000 and $123,000, reflecting a weighted average interest rate of 7.6% and 8.2%, respectively.

Gold Consignment

     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 ounces of gold for approximately $15,295,000 under the Gold Facility. The Gold Facility currently provides for the sale of a maximum of 50,000 troy ounces or $20,000,000. Under the agreement, the Company pays consignment fees of 125 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 25 basis points per annum on the unused portion of the Gold Facility is payable monthly. The consignment fees totaled $208,000 and $136,000 for the six months ended July 31, 1997 and 1996 at a weighted average rate of 3.1% and 3.8%, respectively.


Subordinated Notes

     Series C Subordinated Notes due 2004 (the "Series C Notes") totaling $10,520,000 bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. Interest expense was $639,000 and $613,000 for the six months ended July 31, 1997 and 1996, respectively.

     As of July 31, 1997, January 31, 1997, and July 31, 1996, respectively, the current portion and noncurrent portion of long-term debt consisted of the following:



                                             July 31, 1997  January 31, 1997  July 31, 1996
                                             -------------  ----------------  -------------
                                                              (in thousands)
Current portion of long-term debt
  Term loan                                     $   ---           $   ---          $ 1,250
                                             -------------  ----------------  -------------
    Total                                       $   ---           $   ---          $ 1,250
                                             =============  ================  =============
Long-term debt, net of current portion
  Term loan                                     $   ---           $   ---          $13,500
  Subordinated debt                              10,520            10,520           20,000
                                             -------------  ----------------  -------------
    Total                                       $10,520           $10,520          $33,500
                                             =============  ================  =============

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

     As of July 31, 1997, the Company has granted 144,952 options under the 1997 Plan. Stock options generally become exercisable in cumulative annual installments of 25% of the shares subject to option beginning on the first anniversary of the date of the option grant. The outstanding stock options granted and exercise prices under all plans are as follows:


                                      Options  Exercise Price Range
                                    ---------  --------------------
                                      117,573        $0.90 -  $0.99
                                      245,175        $9.38 - $12.99
                                      684,540                $14.00
                                    ---------  --------------------
                                    1,047,288        $0.90 - $14.00
                                    =========  ====================

The weighted average exercise price of outstanding options under all plans is $11.82.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended July 31, 1997

     Net sales for the second quarter of fiscal 1997 increased $5.6 million, or 16.1%, to $40.5 million. Comparable store sales were flat in the second quarter of fiscal 1997. Sales from new stores contributed $6.1 million to the overall sales increase. These sales increases were partially offset by lost sales of $0.3 million related to the closing of one store in fiscal 1997 and two stores in fiscal 1996, together with stores closed for remodeling for limited periods. The average number of units sold on a comparable store basis decreased by approximately 0.9% in the second quarter of fiscal 1997, while the average price per merchandise sale increased to $268 in fiscal 1997 from $267 in fiscal 1996. Comparable store sales were flat compared to an increase of 13.0% in the second quarter of fiscal 1996. Certain factors which had a negative impact on sales in fiscal 1997 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, the discontinuation of the First-Time Buyers Program during the fourth quarter of fiscal 1996, lower sales of gold jewelry as a percentage of total sales, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in fiscal 1997 include increased inventory levels and on-going improvements in the Company's store-based personnel. The Company opened 8 new stores and closed one store in the second quarter of fiscal 1997 increasing the number of stores opened to 184 as of July 31, 1997 compared to 155 as of July 31, 1996.

     Gross profit increased $2.1 million to $16.3 million in the second quarter of fiscal 1997. Gross profit as a percentage of sales declined to 40.2% in the second quarter of fiscal 1997 from 40.7% compared to the second quarter of fiscal 1996. This decline resulted from a number of factors including higher occupancy costs resulting from new store openings, shifts in sales mix away from higher margin categories, and higher inventory shrinkage. This decline was partially offset by improved margin on gold sales due to a decline in gold prices.

     Selling, general and administrative expenses increased $2.1 million, or 19.9%, to $12.4 million in the second quarter of fiscal 1997 from $10.4 million in the prior period. As a percentage of net sales, selling, general and administrative expenses increased to 30.7% in the second quarter of fiscal 1997 from 29.7% in the second fiscal quarter of fiscal 1996. The dollar increase primarily relates to higher payroll expenses ($1.1 million), and higher other expenses ($0.4 million). Of these expenses, $2.0 million relates to new store openings.

     Interest expense decreased $0.6 million to $1.0 million in the second quarter of fiscal 1997 from $1.5 million in the second quarter of fiscal 1996. The impact of lower average interest rates on revolver and reduced borrowings, due to the initial public offering, recapitalization and secondary offering completed in fiscal 1996, contributed to the interest savings.

     Income tax expense of $1.1 million and $0.9 million in the second quarter of fiscal 1997 and 1996, respectively, reflected an effective annual tax rate of 39% in both periods.

     Net income before extraordinary gain increased to $1.8 million in the second quarter of fiscal 1997 from $1.4 million in the second quarter of fiscal 1996 as a result of the factors discussed above.

Results of Operations for the Six Months Ended July 31, 1997

     Net sales for the six months ended July 31,1997 increased $10.8 million, or 16.7%, to $75.2 million. Comparable store sales increased $0.6 million, or 1.0%, for the six months ended July 31, 1997. Sales from new stores contributed $10.8 million to the overall sales increase. These sales increases were partially offset by lost sales of $0.5 million due to the closing of one store in fiscal 1997 and two stores in fiscal 1996, together with stores closed for remodeling for limited periods. The average number of units sold on a comparable store basis decreased by approximately 1.9% for the six months ended July 31, 1997, while the average price per merchandise sale increased to $271 in fiscal 1997 from $262 in fiscal 1996. Comparable store sales increased 1.0% compared to an increase of 13.4% in the six months ended July 31, 1996. Certain factors which had a negative impact on sales in fiscal 1997 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, the discontinuation of the First-Time Buyers Program during the fourth quarter of fiscal 1996, lower sales of gold jewelry as a percentage of total sales, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in fiscal 1997 include increased inventory levels and on-going improvements in the Company's store-based personnel. The Company opened 21 new stores and closed one store during the six months ended July 31, 1997 increasing the number of stores opened to 184 as of July 31, 1997 compared to 155 as of July 31, 1996.

     Gross profit increased $4.1 million to $29.9 million for the six months ended July 31, 1997. Gross profit as a percentage of sales declined to 39.8% for the six months ended July 31, 1997 from 40.1% compared to the six months ended July 31, 1996. This decline resulted from a number of factors including higher occupancy costs resulting from new store openings, shifts in sales mix away from higher margin categories, and higher inventory shrinkage. This decline was partially offset by improved margin on gold sales due to a decline in gold prices.

     Selling, general and administrative expenses increased $3.9 million, or 19.1%, to $24.3 million for the six months ended July 31, 1997 from $20.4 million. As a percentage of net sales, selling, general and administrative expenses increased to 32.3% for the six months ended July 31, 1997 from 31.6% in the six months ended July 31, 1996. The dollar increase primarily relates to higher payroll expenses ($2.3 million) and higher other expenses ($0.8 million). Of these expenses, $3.4 million relates to new store openings.

     Interest expense decreased $2.7 million to $1.9 million for the six months ended July 31, 1997 from $4.6 million in the six months ended July 31, 1996. The impact of lower average interest rates on revolver and reduced borrowings, due to the initial public offering, recapitalization and secondary offering completed in fiscal 1996, contributed to the interest savings.

     Income tax expense of $1.5 million and $0.4 million was recorded for the six months ended July 31, 1997 and 1996, respectively, reflecting an effective annual tax rate of 39% in both periods.

     Net income before extraordinary gain increased to $2.3 million for the six months ended July 31, 1997 from $0.5 million in the six months ended July 31, 1996 as a result of the factors discussed above.

     A gain on the extinguishment of debt was recorded as of July 31, 1996, for $11.2 million, net of taxes, as an extraordinary item. This reflects debt discounts on senior accreting loans of $0.6 million, zero coupon notes of $4.0 million, and subordinated debt of $13.7 million.

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

     The Company's cash flow used in operations increased from $0.4 million in the six months ended July 31, 1996 to $1.7 million in the six months ended July 31, 1997. Higher income from operations together with increases in accounts payable ($11.8 million) were more than offset by increases in merchandise inventories ($17.7 million). The increase in merchandise inventories primarily resulted from merchandising 21 new stores and increased inventory levels of solitaire diamonds and diamond engagement sets. In the six months ended July 31, 1997, the primary sources of the Company's liquidity included a $13.9 million net increase in the amount outstanding under the Company's revolver less a decrease of $5.6 million in outstanding checks. The Company utilized cash in the six months ended July 31, 1996 primarily to fund capital expenditures of $6.6 million, primarily related to the opening of 21 new stores in the six months ended July 31, 1997.

Inflation

     Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on June 5, 1997. The matters voted upon at the Annual Meeting were:


1.   Election of Director Hugh M. Patinkin    8,076,706.5829  For
                                              --------------
                                                107,038.4978  Withheld Authority
                                              --------------
                                                         ---  Broker Non-Votes
                                              --------------
2.   Election of Director Norman J. Patinkin  8,085,484.5829  For
                                              --------------
                                                 98,260.4978  Withheld Authority
                                              --------------
                                                         ---  Broker Non-Votes
                                              --------------
3.   Election of Director Daniel H. Levy      8,146,280.5829  For
                                              --------------
                                                 37,464.4978  Withheld Authority
                                              --------------
                                                         ---  Broker Non-Votes
     Approval of the Company's 1997           --------------

4.   Long-Term Incentive Plan                 5,402,612.8002  For
                                              --------------
                                              2,541,300.0000  Against
                                              --------------
                                                195,636.2805  Abstentions
                                              --------------
                                                 44,196.0000  Broker Non-Votes
                                              --------------

Item 5 - Other Information

Forward-Looking Statements

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

Item 6 - Exhibits and Reports on Form 8-K


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


                                           MARKS BROS. JEWELERS, INC.
                                           (Registrant)
Date:  September 10, 1997                  By:  /s/ John R. Desjardins




                                           ________________________________
                                           John R. Desjardins
                                           Executive Vice President -
                                           Finance and Administration
                                           and Treasurer (principal
                                           financial officer)