Form 10-Q
period 1997-10-31
MARKS BROS JEWELERS INC
filed 1997-12-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended:  October 31, 1997

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of December 1, 1997 was 10,149,019 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 101.298.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1997



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three months and nine months ended October 31, 1997 and 1996 (unaudited)

         Balance Sheets - October 31, 1997, January 31, 1997 and October 31, 1996 (unaudited)

         Statements of Cash Flows for the nine months ended October 31, 1997 and 1996 (unaudited)

         Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         (b) Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                          Marks Bros. Jewelers, Inc.
                           Statements of Operations
     for the three months and nine months ended October 31, 1997 and 1996
             (unaudited)(in thousands, except for per share data)



                                                             Three months ended                         Nine months ended
                                                       October 31, 1997  October 31, 1996       October 31, 1997  October 31, 1996
                                                       ----------------  ----------------       ----------------  ----------------
Net sales                                                     $39,477           $32,573               $114,706           $97,039

Cost of sales (including buying and occupancy
expenses)                                                      23,963            19,509                 69,244            58,135
                                                              -------           -------               --------           -------
  Gross profit                                                 15,514            13,064                 45,462            38,904
Selling, general and administrative expenses                   13,010            10,754                 37,281            31,139
                                                              -------           -------               --------           -------
  Income from operations                                        2,504             2,310                  8,181             7,765
Interest expense                                                1,014             1,561                  2,920             6,118
                                                              -------           -------               --------           -------
  Income before income taxes                                    1,490               749                  5,261             1,647
Income tax expense                                                581               292                  2,052               642
                                                              -------           -------               --------           -------
  Income before extraordinary gain                                909               457                  3,209             1,005
Extraordinary gain on extinguishment of debt, net
of taxes                                                          ---               ---                    ---            11,164
                                                              -------           -------               --------           -------
  Net income                                                  $   909           $   457               $  3,209           $12,169
                                                              =======           =======               ========           =======
Primary earnings per share:
  Income before extraordinary gain                              $0.09             $0.05                  $0.31             $0.13
  Extraordinary gain on
  extinguishment of debt, net of
  taxes                                                           ---               ---                    ---              1.41
                                                              -------           -------               --------           -------
  Net income                                                  $  0.09           $  0.05                $  0.31           $  1.54
                                                              =======           =======               ========           =======
  Weighted average common share
  and common share equivalents                                 10,229             9,208                 10,207             7,922
Fully diluted earnings per share:
  Income before extraordinary gain                              $0.09             $0.05                  $0.31           $  0.13
  Extraordinary gain on
  extinguishment of debt, net of
  taxes                                                           ---               ---                    ---              1.40
                                                              -------           -------               --------           -------
  Net income                                                  $  0.09           $  0.05               $   0.31           $  1.53
                                                              =======           =======               ========           =======
  Weighted average common share
  and common share equivalents                                 10,359             9,208                 10,350             7,968

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
         as of October 31, 1997, January 31, 1997 and October 31, 1996
                           (unaudited, in thousands)



                                                     October 31,      January 31,       October 31,
                                                        1997            1997               1996
                                                     ----------       ----------        ----------
            ASSETS
Current Assets:
     Accounts receivable, net                      $  1,276          $  1,354           $ 1,071
     Layaway receivables, net                         2,607             2,041             1,890
     Merchandise inventories                         99,954            64,482            68,920
     Other current assets                               482               638               296
     Deferred income taxes, net                       1,326             1,326               817
     Deferred financing costs                           292               292               427
                                                   --------          --------           -------
          Total current assets                      105,937            70,133            73,421
Property and equipment, net                          22,304            16,305            15,843
Deferred income tax, net                              5,947             5,947             7,141
Deferred financing costs                                929             1,148             1,871
                                                   --------          --------           -------
          Total assets                             $135,117           $93,533           $98,276
                                                   ========           =======           =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Outstanding checks, net                       $  2,508          $  7,242           $ 1,247
     Revolver loans                                  29,339            10,747            15,908
     Current portion of long-term debt                  ---               ---             1,500
     Accounts payable                                37,837            14,706            28,567
     Accrued payroll                                  2,113             2,607             2,370
     Other accrued expenses                          10,794             9,007             9,696
                                                   --------          --------           -------
          Total current liabilities                  82,591            44,309            59,288
     Total long-term debt, net of current
     portion                                         10,520            10,520            33,000
     Other long-term liabilities                      1,220             1,197             1,136
                                                   --------          --------           -------
          Total liabilities                          94,331            56,026            93,424
Commitments and contingencies
Stockholders' equity:
     Common stock                                        10                10                 8
     Class B common stock                               ---               ---               ---
     Class C common stock                               ---               ---               ---
     Class D common stock                               ---               ---               ---
     Additional paid-in capital                      59,874            59,804            33,708
     Accumulated deficit                            (19,098)          (22,307)          (28,864)
                                                   --------          --------           -------
          Total stockholders' equity                 40,786            37,507             4,852
                                                   --------          --------           -------
          Total liabilities and
          stockholders' equity                     $135,117          $ 93,533           $98,276
                                                   ========          ========           =======

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
              for the nine months ended October 31, 1997 and 1996
                           (unaudited, in thousands)




                                                                                  Nine months ended
                                                                          ----------------------------------
                                                                          October                    October
                                                                          31, 1997                  31, 1996
                                                                      -------------              ------------
Cash flows from operating activities:
  Net income                                                           $     3,209                $   12,169
  Adjustments to reconcile net income to net cash
      (used  in) provided by operating activities:
  Gain on extinguishment of debt, net of taxes                                 ---                   (11,164)
  Depreciation and amortization                                              2,870                     2,361
  Interest on zero coupon notes                                                ---                       121
  Interest on senior accreting notes                                           ---                     1,339
  Interest on subordinated debt                                                ---                       790
  Loss on disposition of assets                                                276                         2
  Changes in assets and liabilities:
      Decrease in accounts receivable, net                                      78                        98
      Increase in layaway receivables, net                                    (566)                     (314)
      Increase in merchandise inventories, net of gold consignment         (35,472)                  (28,814)
      Decrease in other current assets                                         156                       418
      Increase in deferred financing costs                                     ---                    (2,298)
      Decrease in deferred taxes, net                                          ---                       595
      Increase in accounts payable                                          23,131                    19,530
      Increase in accrued liabilities                                        1,316                     2,860
                                                                       -----------                ----------
            Net cash used in operating activities                           (5,002)                   (2,307)
Cash flows from investing activities:
  Capital expenditures                                                      (8,926)                   (5,354)
                                                                       -----------                ----------
      Net cash used in investing activities                                 (8,926)                   (5,354)
Cash flows from financing activities:
  Borrowing on old revolver loan                                               ---                    38,078
  Repayment of old revolver loan                                               ---                   (40,197)
  Borrowing on new revolver loan                                           336,477                    85,346
  Repayment of new revolver loan                                          (317,885)                  (69,438)
  Repayment of term loan                                                       ---                      (500)
  Repayment of old term loan                                                   ---                   (26,600)
  Repayment of senior accreting notes                                          ---                   (50,502)
  Repayment of zero coupon note                                                ---                    (2,000)
  Repayment of subordinated debt                                               ---                   (10,618)
  Proceeds from term loan                                                      ---                    15,000
  Proceeds from subordinated debt                                              ---                    20,000
  Proceeds from gold consignment                                               ---                    15,295
  Proceeds from stock issuance, net                                            ---                    40,416
  Proceeds from exercise of stock options                                       70                       123
  Proceeds from exercise of warrants                                           ---                         2
  Decrease in outstanding checks, net                                       (4,734)                   (6,744)
                                                                       -----------                ----------
      Net cash provided by financing activities                             13,928                     7,661
                                                                       -----------                ----------
Net change in cash and cash equivalents                                        ---                       ---
Cash and cash equivalents at beginning of period                               ---                       ---
                                                                       -----------                ----------
Cash and cash equivalents at end of period                             $       ---                $      ---
                                                                       ===========                ==========

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements

1. Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 191 stores as of October 31, 1997, located in 24 states, operating in regional or super-regional shopping malls.

2. Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1997 was derived from the audited financial statements for the year ended January 31, 1997. The accompanying unaudited Balance Sheets as of October 31, 1997 and 1996 and the Statements of Operations for the three months and nine months ended October 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Annual Report for the fiscal year ended January 31, 1997. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

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

3. Accounts Receivables, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $783,000, $708,000 and $623,000 as of October 31, 1997, January 31, 1997 and
October 31, 1996, respectively.

4. Inventory

   As of October 31, 1997, January 31, 1997 and October 31, 1996, merchandising inventories consist of:



                    October 31, 1997      January 31, 1997      October 31, 1996
                                           (in thousands)
Raw Materials       $          6,476      $          5,908      $          6,753
Finished Goods                93,478                58,574                62,167
                    ----------------      ----------------      ----------------
Inventory           $         99,954      $         64,482      $         68,920
                    ================      ================      ================

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress as of October 31, 1997, January 31, 1997, or October 31, 1996. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,199,000, $1,711,000 and $890,000 as of October 31, 1997, January 31, 1997 and October
31, 1996, respectively. As of October 31, 1997, January 31, 1997 and October 31, 1996, consignment inventories held by the Company that are not included in the balance sheets total $23,503,000, $17,395,000, and $15,098,000, respectively.

     In addition, gold consignments of $15,295,000 are not included in the Company's balance sheets as of October 31, 1997, January 31, 1997 and October 31, 1996.

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

Revolver Loan

     The current Dollar Facility Revolving Credit agreement is available up to a maximum of $40,000,000 and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of 25 basis points per annum on the unused portion of the commitment is payable monthly.

     Interest rates for borrowings under this agreement are, at the Company's option, Eurodollar rates plus 137.5 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense under the current and former revolver facilities for the nine months ended October 31, 1997 and 1996 was $1,275,000 and $574,000, reflecting a weighted average interest rate of 7.4% and 9.9%, respectively.

Gold Consignment

     During the third quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 ounces of gold for approximately $15,295,000 under the Gold Facility. The Gold Facility currently provides for the sale of a maximum of 50,000 troy ounces or $20,000,000. Under the agreement, the Company pays consignment fees of 125 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 25 basis points per annum on the unused portion of the Gold Facility is payable monthly. The consignment fees totaled $325,000 and $278,000 for the nine months ended October 31, 1997 and 1996 at a weighted average rate of 3.2% and 3.8%, respectively.


Subordinated Notes

     Subordinated debt totaling $10,520,000 and $20,000,000 as of October 31, 1997 and October 31, 1996, respectively, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. Interest expense was $959,000 and $1,277,000 for the nine months ended October 31, 1997 and 1996, respectively.

     As of October 31, 1997, January 31, 1997, and October 31, 1996, respectively, the current portion and noncurrent portion of long-term debt consisted of the following:



<Capton>
                                   October 31,     January 31,      October 31,
                                          1997            1997             1996
                               ---------------   -------------    -------------
                                                 (in thousands)
Current portion of long-term
debt
     Term loan                  $          ---    $        ---     $      1,500
                                --------------    ------------     ------------
        Total                   $          ---    $        ---     $      1,500
                                ==============    ============     ============
Long-term debt, net of
current portion
     Term loan                  $          ---    $        ---     $     13,000
     Subordinated debt                  10,520          10,520           20,000
                                --------------    ------------     ------------
        Total                   $       10,520    $     10,520     $     33,000
                                ==============    ============     ============

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

         For the nine months ended October 31, 1997 and 1996, the Company has granted, net of forfeitures, 172,750 options and 741,716 options, respectively, under its stock incentive plans. Stock options generally become exercisable in cumulative annual installments of 25% of the shares subject to option beginning on the first anniversary of the date of the option grant. As of October 31, 1997, the outstanding stock options and exercise prices under all plans are as follows:


                         Options          Exercise Price Range
                         -------          --------------------
                          55,771                 $0.90 - $0.99
                         239,926                  9.38 - 13.13
                         684,540                 14.00 - 14.00
                         -------          --------------------
                         980,237                $0.90 - $14.00
                         =======          ====================

The weighted average exercise price of outstanding options under all plans is $12.54.


7.   Employee Benefit Plan

         Effective October 1, 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of substantially all employees. Employees become eligible to participate in the Plan after one year of service. The Company may make discretionary contributions to the Plan. No such contributions have been made.

8.   Subsequent Events

         In November 1997, the Company and its bank group amended the Revolving Credit, Term Loan and Gold Consignment Agreement to provide for a total facility of up to $72.0 million through April 30, 2001. The amendment provides for a term loan facility up to $12,000,000. The term loan facility may be used to purchase the 12.15% Series C Senior Subordinated Notes due 2004, ("Notes") and to pay premiums, accrued interest and fees in connection with the purchase of such notes.

         On November 14, 1997, the Company commenced a tender offer to purchase for cash any or all of its outstanding Notes of which $10,520,000 in principal is outstanding. Under the terms of the offer as amended, the Company will purchase all outstanding Notes that are tendered at a price equal to $1,110 per $1,000 principal amount (111.00% of the principal amount), plus accrued and unpaid interest to, but not including, the date of payment of such purchase price. An extraordinary charge will be recorded in the fourth quarter of fiscal 1997 for the premium paid for any notes tendered together with the write-down of any associated deferred financing costs and certain costs associated with the closing of the tender offer subject to the closing of the tender offer.

         In connection with the tender offer, the Company is also seeking consents to certain proposed amendments to the Indenture under which the Notes were issued. The purpose of the proposed amendments is to eliminate certain restrictive covenants contained in the Indenture, thereby affording the Company additional financial and operating flexibility. The tender offer and payment for the Notes are conditioned upon, among other things, receipt by the Company of a sufficient amount of consents to effect the proposed amendments with respect to the Notes. The termination date of the tender offer is December 19, 1997.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended October 31, 1997
-----------------------------------------------------------------

     Net sales for the third quarter of fiscal 1997 increased $6.9 million, or 21.2%, to $39.5 million. Comparable store sales contributed $0.6 million and new store sales contributed $6.4 million to the overall sales increase. These sales increases were partially offset by lost sales of $0.2 million related to store closings, together with stores closed for remodeling for limited periods. The average number of units sold on a comparable store basis decreased by approximately 4.8% in the third quarter of fiscal 1997, while the average price per merchandise sale increased to $309 in fiscal 1997 from $281 in fiscal 1996. Comparable store sales increased 2.1% compared to an increase of 8.5% in the third quarter of fiscal 1996. Certain factors which have had a negative impact on sales in fiscal 1997 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, the discontinuation of the First-Time Buyers Program during the fourth quarter of fiscal 1996, lower sales of gold jewelry as a percentage of total sales, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in fiscal 1997 include increased inventory levels, new marketing initiatives, the introduction of a one-year interest-free promotion, and on-going improvements in the Company's store-based personnel. The Company opened 7 new stores in the third quarter of fiscal 1997 increasing the number of stores opened to 191 as of October 31, 1997 compared to 164 as of October 31, 1996.

     Gross profit increased $2.5 million to $15.5 million in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Gross profit as a percentage of sales declined to 39.3% in the period from 40.1% in the prior period. This decline resulted from a number of factors including shifts in sales mix away from higher margin categories, and higher inventory shrinkage. This decline was partially offset by improved margin on gold sales due to a decline in gold prices.

     Selling, general and administrative expenses increased $2.3 million, or 21.0%, to $13.0 million in the period from $10.8 million in the prior period. As a percentage of net sales, selling, general and administrative expenses remained flat at 33.0% in both the current and prior year quarters. The dollar increase primarily relates to higher payroll expenses ($1.7 million), and higher other expenses ($0.6 million); of these expenses, $1.7 million relates to new store openings.

     Interest expense decreased $0.6 million to $1.0 million in the third quarter of fiscal 1997 from $1.6 million in the third quarter of fiscal 1996. The impact of lower average interest rates on revolver borrowings and reduced borrowings, due to the follow-on offering completed in fiscal 1996, contributed to this decrease.

     Income tax expense of $0.6 million and $0.3 million in the third quarters of fiscal 1997 and 1996, respectively, reflected an effective annual tax rate of 39% in both periods.

     Net income increased to $0.9 million in the third quarter of fiscal 1997 from $0.5 million in the third quarter of fiscal 1996 as a result of the factors discussed above.

Results of Operations for the Nine months Ended October 31, 1997
----------------------------------------------------------------

     Net sales for the nine months ended October 31, 1997 increased $17.7 million, or 18.2%, to $114.7 million. Comparable store sales increased $1.3 million and new store sales contributed $17.2 million to the overall sales increase. These sales increases were partially offset by lost sales of $0.8 million related to store closings, together with stores closed for remodeling for limited periods. The average number of units sold on a comparable store basis decreased by approximately 2.7% for the nine months ended October 31, 1997, while the average price per merchandise sale increased to $283 in fiscal 1997 from $268 in fiscal 1996. Comparable store sales increased 1.4% compared to an increase of 11.7% in the nine months ended October 31, 1996. Certain factors which had a negative impact on sales in fiscal 1997 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, the discontinuation of the First-Time Buyers Program during the fourth quarter of fiscal 1996, lower sales of gold jewelry as a percentage of total sales, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in fiscal 1997 include increased inventory levels, new marketing initiatives, the introduction of a one-year interest-free promotion, and on-going improvements in the Company's store-based personnel. The Company opened 28 new stores and closed one store during the nine months ended October 31, 1997 increasing the number of stores opened to 191 as of October 31, 1997 compared to 164 as of October 31, 1996.

     Gross profit increased $6.6 million to $45.5 million for the nine months ended October 31, 1997. Gross profit as a percentage of sales declined to 39.6% for the nine months ended October 31, 1997 from 40.1% for the nine months ended October 31, 1996. This decline resulted from a number of factors including shifts in sales mix away from higher margin categories, and higher inventory shrinkage. This decline was partially offset by improved margin on gold sales due to a decline in gold prices.

     Selling, general and administrative expenses increased $6.1 million, or 19.7%, to $37.3 million in the period from $31.1 million in the prior period. As a percentage of net sales, selling, general and administrative expenses increased to 32.5% for the nine months ended October 31, 1997 from 32.1% in the nine months ended October 31, 1996. The dollar increase primarily relates to higher payroll expenses ($4.4 million) and higher other expenses ($1.8 million); of these expenses, $4.8 million relates to new store openings.

     Interest expense decreased $3.2 million to $2.9 million for the nine months ended October 31, 1997 from $6.1 million in the nine months ended October 31, 1996. The impact of lower average interest rates on revolver borrowings and reduced borrowings, due to the initial public offering, recapitalization and follow-on offering completed in fiscal 1996, contributed to this decrease.

     Income tax expense of $2.1 million and $0.6 million for the nine months ended October 31, 1997 and 1996, respectively, reflected an effective annual tax rate of 39% in both periods.

     Net income before extraordinary gain increased to $3.2 million for the nine months ended October 31, 1997 from $1.0 million for the nine months ended October 31, 1996 as a result of the factors discussed above.

     A gain on the extinguishment of debt was recorded as of October 31, 1996, for $11.2 million, net of taxes, as an extraordinary item. This reflects debt discounts on senior accreting loans of $0.6 million, zero coupon notes of $4.0 million, and subordinated debt of $13.7 million.

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

     The Company's cash flow used in operations increased from $2.3 million in the nine months ended October 31, 1996 to $5.0 million in the nine months ended October 31, 1997. Higher income from operations together with increases in accounts payable ($23.1 million) were more than offset by increases in merchandise inventories ($35.5 million). The increase in merchandise inventories primarily resulted from merchandising 28 new stores and increased inventory levels, in particular, solitaire diamonds and diamond engagement sets. In the nine months ended October 31, 1997, the primary sources of the Company's liquidity included an $18.6 million net increase in the amount outstanding under the Company's revolver less a decrease of $4.7 million in outstanding checks. The Company utilized cash in the nine months ended October 31, 1996 primarily to fund capital expenditures of $8.9 million, primarily related to the opening of 28 new stores during this period.

     In November 1997, the Company and its Bank group amended the Revolving Credit, Term Loan and Gold Consignment Agreement to provide a total facility of up to $72.0 million through April 30, 2001. The amendment provides for a term loan facility up to $12,000,000.

The term loan facility may be used to purchase the 12.15% Series C
Senior Subordinated Notes due 2004 ("Notes"), and to pay premiums, accrued interest and fees in connection with such Notes. On November 14, 1997, the Company commenced (i) a tender offer to purchase for cash its outstanding Notes at a price equal to $1,110 per $1,000 principal amount (111.00% of the principal amount) and (ii) a consent solicitation to eliminate certain restrictive covenants in the Indenture thereby affording the Company additional financial and operating flexibility. The tender offer and payment for the Notes are conditioned upon, among other things, receipt by the Company of a sufficient amount of consents to effect the proposed amendments with respect to the Notes. The termination date of the tender offer is December 19, 1997.


Inflation
---------

     Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements
--------------------------

     All statements, trend analysis and other information contained in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management or oral statements) relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reforms Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's expansion strategy; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) the Company's leverage; (10) fluctuations in gem and gold prices; (11) regulation; and (12) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10K for the year ended January 31, 1997.


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


                                          MARKS BROS. JEWELERS, INC.
                                          (Registrant)
Date:  December 12, 1997                  By:  /s/ John R. Desjardins



                                          --------------------------------
                                          John R. Desjardins
                                          Executive Vice President -
                                          Finance and Administration
                                          and Treasurer (principal
                                          financial officer)

                                                                     Exhibit  11


                           Marks Bros. Jewelers, Inc.
                       Computation of Per Share Earnings



                                                    Three Months Ended          Nine months Ended
                                                  ------------------------    -------------------------
                                                   October       October       October        October
                                                   31, 1997      31, 1996      31, 1997       31, 1996
                                                  ----------    ----------    ----------     ----------
                                                       (in thousands, except for per share amounts)
Primary earnings per share:
Income before extraordinary gain                   $    909       $    457      $ 3,209       $  1,005

Extraordinary gain on extinguishment
of debt, net of taxes                                   ---            ---          ---         11,164
                                                   --------       --------      -------       --------
Net Income                                         $    909       $    457      $ 3,209       $ 12,169
                                                   ========       ========      =======       ========

Average shares outstanding                           10,080          8,372       10,070          7,220

Common share equivalents under the
1995, 1996 and 1997 Option Plans
assuming the treasury stock method                      145            832          133            698

Additional shares assuming
conversion of Class B shares                              4              4            4              4
                                                   --------       --------      -------       --------

Average number of common shares and
common share equivalents outstanding                 10,229          9,208       10,207          7,922
                                                   ========       ========      =======       ========

Income before extraordinary gain per
share                                              $   0.09        $  0.05      $  0.31       $   0.13

Extraordinary gain on extinguishment
of debt, net of taxes, per share                        ---            ---          ---           1.41
                                                   --------       --------      -------       --------

Net Income                                         $   0.09       $   0.05      $  0.31       $   1.54
                                                   ========       ========      =======       ========

                                                                     Exhibit  11


                           Marks Bros. Jewelers, Inc.
                       Computation of Per Share Earnings

                                                    Three Months Ended          Nine months Ended
                                                  ------------------------    -------------------------
                                                   October       October       October        October
                                                   31, 1997      31, 1996      31, 1997       31, 1996
                                                  ----------    ----------    ----------     ----------
                                                       (in thousands, except for per share amounts)
Fully diluted earnings per share:
Income before extraordinary gain                   $    909       $   457       $ 3,209       $  1,005

Extraordinary gain on extinguishment
of debt, net of taxes                                   ---            ---          ---         11,164
                                                   --------       --------      -------       --------
Net Income                                         $    909       $ 12,570      $ 3,209       $ 12,169
                                                   ========       ========      =======       ========

Average shares outstanding                           10,080          8,372       10,070          7,220

Common share equivalents under the
1995, 1996 and 1997 Option Plans
assuming the treasury stock method                      275            832          276            744

Additional shares assuming
conversion of Class B shares                              4              4            4              4
                                                   --------       --------      -------       --------

Average number of common shares and
common share equivalents outstanding                 10,359          9,208       10,350          7,968
                                                   ========       ========      =======       ========

Income before extraordinary gain per
share                                              $   0.09        $  0.05      $  0.31       $   0.13

Extraordinary gain on extinguishment
of debt, net of taxes, per share                        ---            ---          ---           1.40
                                                   --------       --------      -------       --------

Net Income                                         $   0.09       $   0.05      $  0.31       $   1.53
                                                   ========       ========      =======       ========