Form 10-K
period 1998-01-31
MARKS BROS JEWELERS INC
filed 1998-04-28
CIK 868984

==============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                     OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-028176

                         MARKS BROS. JEWELERS, INC.
     (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                     36-1433610
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)

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
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X          NO
                                               -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 24, 1998 was $171,103,355, based on the closing price of $19.50 of the registrant's common stock on the NASDAQ Stock Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 24, 1998: 10,172,638 Number of shares of Class B Common Stock outstanding as of April 24, 1998:
101.298

                    Documents Incorporated by Reference:
Part II - Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 1998 (the "1997 Annual Report"), as indicated herein.
Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 1998 (the "Proxy Statement"), as indicated herein.

==============================================================================

                                   PART I

     All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) the Company's leverage; (10) fluctuations in gem and gold prices; (10) regulation; (12) timely "Year 2000" compliance by the Company and third party suppliers and service providers; and (13) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

THE COMPANY

     General. Marks Bros. Jewelers, Inc. (the "Company") is a leading, national specialty retailer of fine jewelry (based on number of stores), operating 198 stores in 24 states as of April 15, 1998. Founded in 1895, the Company operates stores in regional and super-regional shopping malls under the names Whitehall Co. Jewellers(R) (146 stores), Lundstrom Jewelers(R) (47 stores) and Marks Bros. Jewelers(TM) (5 stores). The Company offers at competitive prices an in-depth selection of fine jewelry in the following key categories: diamond, gold, precious and semi-precious jewelry. The Company's target customers are middle to upper middle income women over 25 years old. Central to the Company's growth in operating profits and its high store productivity are its small but flexible store format, the absence of recourse credit risk, its strong sales culture and its operating efficiencies at both the store and corporate levels.

     The Company operates on a fiscal year ending January 31. The year ended January 31, 1998 is referred to herein as fiscal 1997. From fiscal 1993 to fiscal 1997, the Company's net sales grew at a compound annual rate of 20.0% to $188.9 million, while income from operations grew at a compound annual rate of 28.1% to $22.2 million. The Company's growth during this period is attributable to (i) new store openings, which resulted in an increase in the number of stores from 113 to 191 stores, (ii) higher store productivity, as average annual sales per store increased from $791,000 to $1,045,000, and (iii) improved operating efficiencies resulting in an increase in the Company's operating margin from 9.1% to 11.8%.

     The Company believes it has significant opportunities to increase sales and profitability through an increased number of planned store openings, the implementation of new sales, marketing and merchandising programs designed to continue comparable store sales growth, and continued adherence to its strict standards regarding operating performance.

     Retailing Concepts. As of April 15, 1998, the Company's stores operated under the names Whitehall Co. Jewellers(R) (146 stores), Lundstrom Jewelers(R) (47 stores) and Marks Bros. Jewelers(TM) (5 stores). Each store concept is designed around an open, brightly-lit and inviting layout which encourages browsing by mall shoppers. The Company's multiple name format allows the Company to open additional stores in malls where it already has profitable locations. Whitehall Co. Jewellers is the Company's primary trademark and is positioned to be somewhat more upscale than the average mall-based jewelry store. As of April 15, 1998, the Company operated two stores in 40 malls and three stores in one mall. In most cases a Lundstrom store is added to a mall only after the Company has operated a successful Whitehall store in the same center. Generally, Lundstrom is positioned slightly more upscale than Whitehall, with greater emphasis on more expensive diamond and gold merchandise.

INDUSTRY

     Total retail sales by jewelry stores in the United States in 1997 were approximately $19.5 billion, and such sales grew between 1992 and 1997 at an annual rate of approximately 5.0%, according to the U.S. Department of Commerce.

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

     Jewelry stores, including independent stores and jewelry chains, represent the largest distribution channel based on industry sales. Most jewelry stores cater to the broad fine jewelry market offering a variety of items at a range of price points. As of 1995, there were over 28,000 retail jewelry stores nationwide accounting for almost one-half of all jewelry sales. The retail jewelry industry is highly fragmented with no single chain accounting for a significant percentage of the fine jewelry market.

     The Company believes that the retail jewelry industry is consolidating due to a variety of factors, including (i) bad debt exposure, which has impacted jewelry stores that extend recourse credit to customers, (ii) over-expansion of stores and the failure to close unprofitable stores, and (iii) financial risk of high leverage. The Company believes that industry consolidation will continue as independent jewelers find it increasingly difficult to achieve economies of scale in merchandise purchasing and real estate site selection.

OPERATING STRATEGIES

     The Company believes that its success is attributable in large measure to its business strategy which emphasizes adherence to the Company's strict operating standards regarding real estate selection, credit policies, performance of sales personnel, store profitability and cost control. The principal elements of the Company's operating strategies are as follows:

     Small, Flexible Store Format in Regional Malls. The Company believes it has a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls due principally to (i) its small average store size of approximately 800 square feet, which, while considerably smaller than the average store size of most of the Company's competitors, generates comparable sales volumes, (ii) its ability to adapt its store design to various sizes and configurations, and (iii) its high average sales per square foot (approximately $1,325 in fiscal 1997). Over two-thirds of the Company's stores are located in high traffic, "center court" locations. The stores' small flexible format

(which lowers the Company's fixed occupancy costs) and high productivity are desirable to mall owners. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for the Company.

     Absence of Recourse Credit Risk. The Company operates based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards, the Company's private label credit cards (which are available through a third party and are non-recourse to the Company), or other non-recourse third party credit arrangements. The Company's strict policy eliminates its credit risk associated with the customer's failure to pay. This policy also distinguishes the Company from most of its competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales.

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

     Differentiated Merchandising. The Company offers an in-depth selection of merchandise in several key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented to the Company's target customer, the middle to upper middle income woman. Unlike many of its competitors, the Company carries only a limited selection of watches and virtually no costume jewelry or gift merchandise. During the past five fiscal years the Company has increased its average store inventory at an annual rate of approximately 16% in an effort to expand the upper price points and add more depth to the merchandise mix.

     Strict Operating Controls. The Company emphasizes high performance standards, backed by strong incentive programs. Adherence to these standards in the areas of store site selection, sales targets, store profitability and cost control is fundamental to the Company's success. For example, the Company reduced central overhead as a percentage of net sales from 6.6% ($6.0 million) in fiscal 1993 to 5.0% ($9.4 million) in fiscal 1997 while continuing to build infrastructure to handle new store growth. During this same period, the Company's net sales increased by over 169% and the number of its stores increased by 69%.

GROWTH STRATEGIES

     The Company believes that it has significant opportunities to increase sales and profits through continued execution of its store expansion strategy and continued comparable store sales gains. The key elements of the Company's growth strategies are as follows:

     Accelerated New Store Openings. The Company opened 50 stores during the last two fiscal years, and plans to open 35 stores in calendar 1998. The Company anticipates opening a similar number of stores in 1999. The following table shows the Company's store expansion during the periods presented reflecting both store openings and closings for the respective periods:


                                          YEAR ENDED JANUARY 31,
                               ----------------------------------------
        NUMBER OF STORES:        1994      1995      1996    1997  1998
        ---------------------  --------  --------  --------  ----  ----
        Open at beginning
         of period                  113       122       131   146   164
        Opened during period         11        11        15    20    30
        Closed during period         (2)       (2)       --    (2)   (3)
                               --------  --------  --------  ----  ----
        Open at end of period       122       131       146   164   191
                               ========  ========  ========  ====  ====
         Net increase                 9         9        15    18    27


     To reduce the Company's risk associated with entering new malls, the Company prefers to expand in established malls. In addition, the Company seeks to open additional stores in its existing markets where the Company believes it can obtain greater market penetration. The Company also seeks to identify new geographic markets where it can cluster stores for ease of supervision and increased name recognition. The Company entered the St. Louis and Phoenix markets in fiscal 1994 and now has five stores in the Phoenix area and plans to open one in fiscal 1998, and six stores in the St. Louis area. The Company entered the San Diego market in fiscal 1997 with four stores. The Company entered the greater Los Angeles market in fiscal 1997 by opening two stores, and plans to open three stores in fiscal 1998. The Company plans to enter the Portland, Oregon, market with one store opening and the Philadelphia market with two store openings in fiscal 1998.

     The Company seeks to open new stores in key locations in regional and super-regional malls. The Company's national presence permits it to focus its new store openings on desirable malls throughout the country and often to obtain high traffic, "center court" locations in those malls to maximize exposure to mall shoppers. The Company uses its multiple name format to open additional stores in malls where it already has profitable locations. For example, as of April 15, 1998, the Company operated two stores in 40 malls and three stores in one mall.

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

     Each store offers approximately 2,500 individual items, including approximately 600 core jewelry items, which accounted for approximately 38% of net sales in fiscal 1997. In addition, the

Company has expanded its merchandise assortment in higher price points. The Company's average price per merchandise sale has increased from $245 in fiscal 1995 to $255 in fiscal 1996 and $273 in fiscal 1997.

     In recent years, the Company has increased the average number of items available in its stores to broaden the appeal of its merchandise assortment and expand its product breadth in selected product categories, particularly bridal and other diamond jewelry. For example, store merchandise per store (including consigned items) has grown at a compound annual rate of approximately 16% over the past five fiscal years (as measured by the inventory and consigned items on hand at fiscal year end). During fiscal 1996, the Company placed a significantly expanded selection of higher priced merchandise in approximately 35 stores on a test basis. Based on the initial success of expanding our higher priced merchandise selection, the Company increased the amount of this merchandise in a significant portion of its stores during fiscal 1997.

     The following table sets forth the Company's percentage of total merchandise sales by category for the following periods:


                                             YEAR ENDED JANUARY 31,
                                  ----------------------------------------
                                  1994      1995      1996    1997    1998
                                  -----     -----     -----   -----  -----

     Diamonds                      54.0%     56.8%     57.6%   57.5%  61.3%
     Gold                          26.6      25.0      25.2    25.4   21.2
     Precious/Semi-Precious        15.0      15.1      14.6    14.8   15.5
     Watches                        2.7       2.4       2.1     2.1    2.0
     Other                          1.7       0.7       0.5     0.2    ---
                                -------  --------  --------  ------  -----
         Total                    100.0%    100.0%    100.0%  100.0% 100.0%
                               ========  ========  ========  ======  ======


     All stores carry the Company's core items. The Company also customizes the merchandising of its stores based upon each store's sales volume, individual market preferences and historical selling patterns. The Company continually tests new items in its stores and monitors their sales performance to identify additional sales opportunities.

     Along with its broad product assortment, the Company also provides jewelry repair services to its customers (sales from which represented 3.8% of fiscal 1997 net sales). Actual repair work is performed by jewelers under independent contract. Approximately 110 of the Company's stores have independent jewelers located in the store to provide on-site repair services to the customer.

     Pricing Strategy. For purposes of pricing, the Company classifies its merchandise into several broad categories. Consistent with many fine jewelry retailers, a substantial portion of the Company's sales are made at prices discounted from listed reference prices. Company personnel are authorized to discount most merchandise prices within certain limits.

CREDIT

     The Company operates based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), the Company's private label credit cards, which are available through a third party and are non-recourse to the Company, or other non-recourse third party credit arrangements. Because the Company's credit programs are non-recourse to the Company, the Company has no customer credit risk for non-payment by the customer associated with the sale. At the same time, the Company believes that its ability to offer credit through its "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. The Company encourages sales on the Company's private label credit card or other non-recourse third-party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 1997, the Company's average credit sale was approximately $600, versus approximately $100 for a purchase paid for with cash or by check. The Company believes that its success in building its non-recourse credit sales has been a significant factor in its improvement in comparable store sales.

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

     The Company has established its private label program through Bank One (and other non-recourse credit purveyors), whereby customers may apply for instant credit on merchandise purchases. Under these credit programs, the credit purveyors have no recourse against the Company based on the customer's failure to pay; recourse against the Company is restricted to those limited cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud). The Company's expense related to these limited cases was approximately 0.5% of sales during fiscal 1997. The Company's credit card discount expense for fiscal 1997 and fiscal 1996 represented 2.9% and 3.0%, respectively, of credit sales for those years. In general, the Company's credit card discount expense is higher for its private label programs than for personal credit cards, such as Visa and MasterCard. Pursuant to the Company's relationship with Bank One, the bank provides credit to the Company's customers using its own credit criteria and policies. The Company pays a fee to Bank One based primarily upon the volume of credit so extended. The Company has similar non-recourse arrangements with other credit purveyors, which it uses in addition to the Bank One program to assist customers in financing their purchases. In addition, the Company utilizes a check authorization company which guarantees payments on transactions involving certain personal checks.

     During the third quarter of fiscal 1997, the Company introduced a "One-Year No-Interest" program through a non-recourse agreement with Bank One. Under this program, Bank One offers customers a financing arrangement with no interest for one year, for which the Company pays Bank One a significantly higher fee than it pays under its standard program. The Company feels the usage of this program contributed to an increase in comparable store sales.

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

     Store Management. Each of the Company's stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and personnel matters. Most non-sales related administrative functions are performed at the Company's corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. The Company has approximately 30 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. The Company's senior officers spend a substantial percentage of their time visiting stores to reinforce the close communication between senior executives and store personnel.

     Operating Cost Controls. The Company's store operations are designed to maintain low operating costs at the store level. The Company's small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. The Company also seeks to reduce store-level operating costs through efficient sales staff utilization. To assist store personnel in their selling efforts, many of the administrative functions normally performed at the store level are
performed at the corporate level.   Due to computerization, more efficient use
of personnel, and the elimination of certain non-essential functions, the Company reduced central overhead as a percentage of net sales from 6.6% in fiscal 1993 ($6.0 million) to 5.0% in fiscal 1997 ($9.4 million). During that period, the Company's sales increased by over 169% and the number of stores increased by 69%.

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

ADVERTISING AND PROMOTIONS

     In the second quarter of fiscal 1997, the Company retained a full-service advertising and marketing firm which helped the Company implement expanded advertising campaigns and strategies. The Company improved the in-store and point-of-sale signage with a more upscale look which is a key element of its advertising strategy. The Company initiated a holiday season radio campaign in certain markets, and tested various direct mail campaigns as part of its new advertising initiatives. Frequent special promotions such as diamond remount events, clearance sales, "Vice President's Day Events," and similar promotions are designed to increase traffic through the Company's stores and generate an urgency for customers to make purchases. These events vary from year to year and among stores. Publicized events are an important part of the Company's marketing efforts, and the Company generates a significant portion of its revenues during such events. The Company plans to continue its usage of certain direct mail and media advertising programs in fiscal 1998.

     The Company offers a 30-day return policy; however, for certain sales, store personnel may choose from a variety of return or exchange options to offer the customer, including a 30-day return policy or a 90-day exchange policy. During the second quarter of fiscal 1997, the Company implemented this more liberal customer return policy.

PURCHASING

     The Company does not manufacture its merchandise. The Company purchases substantially all of its inventory, including loose gems, directly from prime suppliers located in the United States and abroad. The Company purchases merchandise from approximately 150 vendors, primarily in the United

States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 1997, the Company's largest supplier and five largest suppliers accounted for approximately 17% and 35%, respectively, of the merchandise purchased by the Company. The Company also has certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by the Company, or other companies. Management believes that the relationships the Company has established with its suppliers and subcontractors are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores. However, the loss of one or more of its major suppliers, particularly at certain critical times during the year could have a material adverse effect on the Company.

     The Company maintains a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's headquarters in Chicago, Illinois.

     During fiscal 1997, the Company's average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was 66% of the total cost of the Company's on-hand merchandise. The amount of consignment merchandise has increased in recent years. For example, the average amount of consignment merchandise per store has increased from $106,000 on January 31, 1997 to $169,000 on January 31, 1998. The Company is also often granted exchange privileges which permit it to return or exchange certain unsold merchandise for new products at any time. Those arrangements permit the Company to structure its relationships with vendors to encourage their participation in, and responsibility for, merchandise turnover and profitability. Those arrangements also permit the Company to have more merchandise available for sale in stores and reduce somewhat the Company's exposure to changes in fashion trends and inventory obsolescence.

     The Company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 1997, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98% of the Company's net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization ("CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The CSO has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. The Company has been increasing the amount of inventory (especially higher priced items) carried in its stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to the Company associated with price fluctuations and changes in fashion trends.

MANAGEMENT INFORMATION SYSTEMS

     The Company utilizes customized management information systems throughout its business to facilitate the design and implementation of selling strategies and as an integral part of its financial and other operational controls. The Company's management information system utilizes an IBM AS400. The system incorporates point-of-sale computers in its stores with a merchandise management and purchase order management system and utilizes software specifically designed for the jewelry industry, which the Company has customized extensively to meet its needs. The information system has been upgraded to support the Company's needs and further upgrading is necessary to support the Company's growth.

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

YEAR 2000

     The Company has reviewed its computer and other operating systems to identify those which it believes could be affected by the "Year 2000" issue. The Company has begun to upgrade certain information systems to improve operations and support future growth as well as to address the "Year 2000" issue. With respect to systems that the Company is not upgrading, the Company plans to renovate those systems to be "Year 2000" compliant. The Company believes that such systems upgrades and renovations will be made on a timely basis, and that if made on a timely basis, that the "Year 2000" issue will not pose significant operational problems or results in costs that have a material adverse impact on the Company's business, financial condition or results of operations. In addition, certain systems of third party suppliers and service providers which are not currently "Year 2000" compliant could adversely impact the Company's operations. The Company has confirmed with these suppliers and service providers that they are implementing plans to address the "Year 2000" issue. However, there can be no assurance that the systems of such third parties will be timely converted. A failure by the Company or any such third party to timely address the "Year 2000" issue could have a material impact on the Company's business, financial condition or results of operations.

INVENTORY LOSS PREVENTION AND INSURANCE

     The Company undertakes substantial efforts to safeguard its jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items.
In addition, the Company's inventory management and control system, which tracks each item in the Company's inventory, provides a further check against loss or theft. During fiscal 1997, in-store inventory shrinkage amounted to approximately 1.0% of sales. The Company has a full-time manager who directs the Company's loss prevention efforts. The Company maintains insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit and at store premises (whether owned or on consignment) in amounts that the Company believes are reasonable and adequate for the types and amounts of merchandise carried by the Company.

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

TRADEMARKS

     Whitehall Co. Jewellers(R), Lundstrom Jewelers(R) and Marks Bros. Jewelers(TM) are registered trademarks in the United States.

EMPLOYEES

     As of January 31, 1998 the Company had approximately 1,300 employees, including approximately 1,200 store level employees. The Company usually hires a limited number of temporary employees during each Christmas selling season. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

PROPERTIES

     As of April 15, 1998 the Company operated 198 stores in 24 states. All of these stores are leased and are located in regional or super-regional malls. The Company's typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent based on store sales and certain other occupancy charges. At January 31, 1998 the average remaining life of the leases for the Company's stores was approximately six years. While there can be no assurance, the Company expects to be generally able to renew these leases as they expire.

     The Company also leases approximately 24,300 square feet of office and administrative space in Chicago, Illinois in an office building housing its corporate headquarters, distribution functions and quality assurance operations. This lease expires on May 2, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Incorporated herein by reference to section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 1997 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 1997 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          N/A.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity (Deficit)," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 1997 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1998) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1998) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10,
1998) is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1998) is incorporated herein by reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1)    Financial Statements
                    --------------------


          The following financial statements are filed as part of this report:

               Report of Independent Public Accountants.*

               Balance Sheets of the Company as of January 31, 1998 and 1997.*

               Statements of Operations of the Company for the years ended January 31, 1998, 1997 and 1996.*

               Statements of Stockholders' Equity (Deficit) of the Company for the years ended January 31, 1998, 1997 and 1996.*

               Statements of Cash Flows of the Company for the years ended January 31, 1998, 1997 and 1996.*

               Notes to Financial Statements.*

_________________________
   *   Incorporated herein by reference from the Company's 1997 Annual Report.


          (a)(2)  Financial Statement Schedules
                  ---------------------------
                  Report of Independent Public Accountants on Finanical
                  Statement Schedule                                  Page 17
                  Schedule II - Valuation and Qualifying Accounts     Page 18


        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a)(3) Exhibits

          The following Exhibits are filed herewith or incorporated herein:


EXHIBIT NO.         DESCRIPTION
     3.1            Restated Certificate of Incorporation of the Company (1)

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

     4.2 Certificate of Designations of Series A Junior Participating Preferred Stock (1)

     4.3 Indenture governing the Notes dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National Association, as Trustee (2)

     4.4            Form of Series C Notes (included in Exhibit 4.3 to this
                    Form 10-K) (2)

     4.5            Form of Series D Notes (included in Exhibit 4.3 to this Form
                    10-K) (2)

     4.6 First Supplemental Indenture to Indenture (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1 (Commission File No. 333-0403))

     4.7            Second Supplemental Indenture to Indenture

     10.1           Second Amended and Restated Registration Agreement (2)

     10.2 Letter Agreements re: Incentive Stock Option dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin, respectively (1) (3)

     10.3 Letter Agreements re: Restricted Stock Awards dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (1)(3)

     10.4 Letter Agreements re: Incentive Compensation dated September 28, 1995 between the Company and each of Hugh M.
                    Patinkin, John R. Desjardins and Matthew M. Patinkin (1)
                    (3)

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

     10.12 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Marks Bros. Jewelers, Inc. Employee Stock Ownership Trust (2)



     10.13 1997 Long-Term Incentive Plan (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 (Registration No. 333-47601)) (3)

     10.14 Fourth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated as of March 14, 1997, among the
                    Company, the Banks (as defined therein),    The First
                    National Bank of Boston and Rhode Island Hospital Trust National Bank, as Agent for the Banks, governing the Bank Facility and the Gold Consignment Facility (5)

     10.15          Amended and Restated Employee Stock Ownership Plan (5)

     10.16 1998 Non-Employee Directors Stock Option Plan (incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 (Registration No. 333-5015) (3)

     10.17          401(k) Plan (3)

     10.18 Fifth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated as of November 13, 1997, among the Company, the Banks (as defined therein), The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as Agent for the Banks, governing the Bank Facility and the Gold Consignment Facility

     13            1997 Annual Report

     23            Consent of Coopers & Lybrand, L.L.P.

     24            Powers of Attorney (included on signature page)

     27            Financial Data Schedules.

_______________________
(1) Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended
     (Registration No. 333-1794).

(2) Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended
     (Registration No. 333-0403).

(3)  Represents management contract or compensatory plan or arrangement.

(4) Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended
     (Registration No. 333-13903).

(5) Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.


      (b)  Reports on Form 8-K

           None.

                        [COOPERS & LYBRAND LETTERHEAD]





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Marks Bros. Jewelers, Inc.

Our report on the financial statements of Marks Bros. Jewelers, Inc. has been incorporated by reference in this Form 10-K from page 28 of the 1997 Annual Report of Mark Bros. Jewelers, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which is included on page 18 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                /s/ Coopers & Lybrand L.L.P.



Chicago, Illinois
March 12, 1998

                           MARKS BROS. JEWELERS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

       COLUMN A                          COLUMN B                    COLUMN C              COLUMN D       COLUMN E
---------------------------------  --------------------  --------------------------------  ---------    --------------
                                   BALANCE AT            CHARGED TO              CHARGED
                                   BEGINNING             COSTS AND               TO OTHER                   BALANCE
           DESCRIPTION             OF PERIOD             EXPENSES                ACCOUNTS  DEDUCTION       OF PERIOD
---------------------------------  --------------------  --------------------  ----------  ---------    --------------
Twelve months ended 1/31/96:
 Allowance for doubtful accounts.   $               505  $                918      --      $     858(1) $          565
                                   ====================  ====================              =========    ==============
 Inventory allowance.............                 1,564                 2,045      --          2,346             1,263
                                   ====================  ====================              =========    ==============
Twelve months ended 1/31/97
 Allowance for doubtful accounts.  $                565  $              1,037      --            894(1)            708
                                   ====================  ====================              =========    ==============
 Inventory allowance.............                 1,263                 2,662      --          2,214             1,711
                                   ====================  ====================              =========    ==============
Twelve months ended 1/31/98
 Allowance for doubtful accounts.  $                708  $              1,182      --      $   1,206               684
                                   ====================  ====================              =========    ==============
 Inventory allowance.............                 1,711                 3,764      --          3,776             1,699
                                   ====================  ====================              =========    ==============

Note:

(1) Uncollectible items written off, less recoveries of items previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 24, 1998                MARKS BROS. JEWELERS, INC.

                              By:   /s/ John R. Desjardins
                                    ----------------------
                                    John R. Desjardins
                                    Executive Vice President, Finance &
                                    Administration, Treasurer and
                                    Secretary

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of April, 1998.







     Name                                  Capacity
     ----                                  --------

/s/ Hugh M. Patinkin        Chairman, President and Chief Executive Officer
 ----------------------     (principal executive officer) and Director
    Hugh M. Patinkin


/s/ John R. Desjardins      Executive Vice President, Finance & Administration,
 ----------------------     Treasurer and Secretary (principal financial
                            officer) and Director
John R. Desjardins



/s/ Matthew M. Patinkin     Director
-----------------------
    Matthew M. Patinkin


/s/ Norman J. Patinkin      Director
-----------------------
Norman J. Patinkin


/s/ Jack A. Smith           Director
-----------------------
Jack A. Smith


/s/ Daniel H. Levy          Director
-----------------------
    Daniel H. Levy