Form 10-Q
period 1998-04-30
MARKS BROS JEWELERS INC
filed 1998-06-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  April 30, 1998

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of June 8, 1998 was 10,172,638 and the number of the Registrant's Class B common stock $1.00 par value as of June 8, 1998 was 101.298.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1998



PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Operations for the three months ended April 30, 1998 and 1997 (unaudited)

            Balance Sheets - April 30, 1998, January 31, 1998 and April 30, 1997 (unaudited)

            Statements of Cash Flows for the three months ended April 30, 1998 and 1997 (unaudited)

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

Item 6.     Exhibits and Reports on Form 8-K


            (a)   Exhibits
            (b)   Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Marks Bros. Jewelers, Inc.
                            Statements of Operations
               for the three months ended April 30, 1998 and 1997
                                  (unaudited)
                   (in thousands, except for per share data)



                                                                          1998          1997
                                                                      --------      --------
Net sales                                                             $ 41,584      $ 34,714

Cost of sales (including buying and occupancy expenses)                 25,445        21,063
                                                                      --------      --------
     Gross profit                                                       16,139        13,651

Selling, general and administrative expenses                            14,193        11,842
                                                                      --------      --------
     Income from operations                                              1,946         1,809

Interest expense                                                           814           923
                                                                      --------      --------
     Income before income taxes                                          1,132           886

Income tax expense                                                         430           346
                                                                      --------      --------
     Net income                                                       $    702      $    540
                                                                      ========      ========
Basic earnings per share:

     Net income                                                       $   0.07      $   0.05
                                                                      ========      ========

     Weighted average common shares and common share equivalents        10,170        10,066
                                                                      ========      ========

Diluted earnings per share:

     Net income                                                       $   0.07      $   0.05
                                                                      ========      ========

Weighted average common shares and common share equivalents             10,405        10,190
                                                                      ========      ========

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
                           (unaudited, in thousands)


                                                      April 30,       January 31,       April 30,
                                                           1998              1998            1997
                                                      ---------       -----------       ---------
        ASSETS
Current Assets:
     Accounts receivable, net                         $   1,375         $   2,532       $   1,331
     Layaway receivables, net                             2,604             2,636           2,090
     Merchandise inventories                            105,393            85,053          79,549
     Other current assets                                   979               996             573
     Deferred financing costs                               252               240             292
     Deferred income taxes, net                           1,257             1,257           1,326
                                                      ---------         ---------       ---------
         Total current assets                           111,860            92,714          85,161
Property and equipment, net                              24,605            22,701          19,024
Deferred financing costs                                    557               635           1,075
Deferred income tax, net                                  1,953             1,953           5,947
                                                      ---------         ---------       ---------
         Total assets                                 $ 138,975         $ 118,003       $ 111,207
                                                      =========         =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Outstanding checks, net                          $   1,565         $   9,608       $     737
     Revolver loan                                       26,300            16,841          23,455
     Current portion of long-term debt                    1,250             1,000             ---
     Accounts payable                                    36,204            16,525          26,015
     Accrued payroll                                      2,401             2,906           2,605
     Income taxes                                            79             1,419             367
     Other accrued expenses                              10,620             9,448           8,238
                                                      ---------         ---------       ---------
         Total current liabilities                       78,419            57,747          61,417
     Total long-term debt, net of current portion        10,566            11,066          10,520
     Other long-term liabilities                          1,462             1,387           1,220
                                                      ---------         ---------       ---------
         Total liabilities                               90,447            70,200          73,157

Commitments and contingencies

Stockholders' equity:
     Common stock                                            10                10              10
     Class B common stock                                   ---               ---             ---
     Class C common stock                                   ---               ---             ---
     Class D common stock                                   ---               ---             ---
     Additional paid-in capital                          59,928            59,905          59,807
     Accumulated deficit                                (11,410)          (12,112)        (21,767)
                                                      ---------         ---------       ---------
         Total stockholders' equity, net                 48,528            47,803          38,050
                                                      ---------         ---------       ---------

         Total liabilities and stockholders' equity   $ 138,975         $ 118,003       $ 111,207
                                                      =========         =========       =========

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 1998 and 1997
                           (unaudited, in thousands)



                                                                       1998          1997
                                                                       ----          ----
Cash flows from operating activities:
     Net income                                                   $     702     $     540
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    1,080           874
     Loss on disposition of assets                                       27            24
     Changes in assets and liabilities:
          Decrease in accounts receivable, net                        1,157            23
          (Increase) Decrease in layaway receivables, net                32           (49)
          (Increase) in merchandise inventories                     (20,340)      (15,067)
          Decrease in other current assets                               17            65
          Increase in accounts payable                               19,679        11,663
          (Decrease) in accrued liabilities                            (598)         (735)
                                                                  ---------     ---------
             Net cash provided by (used in) operating activities      1,756        (2,662)
Cash flows from investing activities:
     Capital expenditures                                            (2,945)       (3,544)
                                                                  ---------     ---------
          Net cash used in investing activities                      (2,945)       (3,544)
Cash flows from financing activities:
     Borrowing on revolver loan                                     145,754       126,327
     Repayment of revolver loan                                    (136,295)     (113,619)
     Repayment of term loan                                            (250)          ---
     Proceeds from exercise of stock options                             23             3
     (Decrease) in outstanding checks, net                           (8,043)       (6,505)
                                                                  ---------     ---------
          Net cash provided by financing activities                   1,189         6,206
                                                                  ---------     ---------
Net change in cash and cash equivalents                                 ---           ---
Cash and cash equivalents at beginning of period                        ---           ---
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $     ---     $     ---
                                                                  =========     =========

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements

1.   Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 198 stores as of April 30, 1998, located in 24 states, operating in regional or superregional shopping malls.

2.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1998 was derived from the audited financial statements for the year ended January 31, 1998. The accompanying unaudited Balance Sheets as of April 30, 1998 and 1997 and the Statements of Income and Cash Flows for the three months ended April 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Annual Report for the fiscal year ended January 31, 1998. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

3.   Accounts Receivable, Net

     Accounts receivable is shown net of the allowance for doubtful accounts of $690,000, $693,000, and $656,000 as of April 30, 1998, January 31, 1998 and
April 30, 1997, respectively.

4.   Inventory

     As of April 30, 1998, January 31, 1998 and April 30, 1997, merchandising inventories consist of:


                        April 30, 1998    January 31, 1998    April 30, 1997
                                            (in thousands)
Raw Materials                 $  6,649             $ 3,504           $ 5,591
Finished Goods                  98,744              81,549            73,958
                        --------------    ----------------    --------------
Inventory                     $105,393             $85,053           $79,549
                        ==============    ================    ==============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,713,000, $1,700,000, and $1,708,000 as of April 30, 1998, January 31, 1998 and April 30, 1997,
respectively. As of April 30, 1998, January 31, 1998 and April 30, 1997, consignment inventories held by the Company that are not included in the balance sheets total $30,470,000, $32,530,000, and $16,493,000, respectively.

     In addition, gold consignments of $15,295,000 are not included in the Company's balance sheets as of April 30, 1998, January 31, 1998 and April 30, 1997.

5.   Financing Arrangements

     Effective November 7, 1997, the Company and its bank group amended the Credit Agreement to provide for a total facility of $72.0 million through April 30, 2001. Interest rates and the commitment fee charged on the unused facility float in a grid based upon the Company's quarterly financial performance.

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

Revolver Loan

     The Revolving Credit Facility is available up to a maximum of $40.0 million and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of 25 basis points per annum on the unused portion of the commitment is payable monthly.

     Interest rates for these borrowings under this agreement are, at the Company's option, Eurodollar rates plus 125 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowing. The interest expense for the quarter ended April 30, 1998 and 1997 was $414,000 and $336,000, respectively, reflecting a weighted average interest rate of 7.3% and 8.2%, respectively.

Term Loans

     The term loan facility is available up to a maximum of $11,426,000. Interest rates for these borrowings were, at the Company's option, Eurodollar rates plus 200.0 basis points or the banks' prime rate plus 75 basis points. Interest was payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float in a grid based on the Company's quarterly financial performance. The interest expense for the quarter ended April 30, 1998 for these borrowings was $212,000 reflecting a weighted average interest rate of 7.8%.

Gold Consignment Facility

     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15,295,000 under a gold consignment facility, which provides for the sale of a maximum 39,000 troy ounces or $20,000,000. Under the agreement, the Company pays consignment fees of 125 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 25 basis points per annum on the unused portion of the gold consignment facility is payable monthly. The consignment fees totaled $102,000 and $119,000, respectively, for the three months ended April 30, 1998 and 1997 at a weighted average rate of 3.5% in both periods. On April 30, 2001, the Company is required to repurchase 39,000 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes

     Series C Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of April 30, 1998, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. Interest expense was $19,000 and $320,000 for the quarters ended April 30, 1998 and 1997, respectively.

     As of April 30, 1998, January 31, 1998, and April 30, 1997, respectively, the current portion and noncurrent portion of long-term debt consisted of the following:


                                          April 30,     January 31,    April 30,
                                               1998            1998         1997
                                          ---------     -----------    ---------
                                                (in thousands)
Current portion of long-term debt
     Term loan                            $   1,250       $   1,000    $     ---
                                          ---------       ---------    ---------
         Total                            $   1,250       $   1,000    $     ---
                                          =========       =========    =========

Long-term debt, net of current portion
     Term loan                            $   9,926       $  10,426    $     ---
     Subordinated debt                          640             640       10,520
                                          ---------       ---------    ---------
         Total                            $  10,566       $  11,066    $  10,520
                                          =========       =========    =========

6.   Earnings Per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:


                                           1998                   1997
                                     ----------------       ----------------
EPS Numerator:                         Basic  Diluted         Basic  Diluted

Net income                           $   702  $   702       $   540  $   540

EPS Denominator:

Average common shares
outstanding                           10,170   10,170        10,066   10,190

Effect of dilutive securities:

Stock options                            ---      235           ---      ---
                                     -------  -------       -------  -------

Total shares                          10,170   10,405        10,066   10,190
                                     =======  =======       =======  =======

Earnings per share before
extraordinary item                   $  0.07  $  0.07       $  0.05  $  0.05
                                     =======  =======       =======  =======

7.   Subsequent Events

     On May 8, 1998, the Company sold and simultaneously consigned an additional 20,000 troy ounces of gold for $6.0 million under a gold consignment facility, for a total of 59,000 troy ounces of gold consigned under the facility. The total facility provides for the sale of a maximum of 60,000 troy ounces, or $20.0 million.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the first quarter of fiscal 1998 increased $6.9 million, or 19.8%, to $41.6 million. Comparable store sales increased $1.9 million, or 5.8%, in the first quarter of fiscal 1998. Sales from new stores contributed $5.3 million to the overall sales increase. Increases in layaway balances contributed to a higher sales increase of $0.2 million compared to the prior period. These sales increases were partially offset by a decrease in sales of $0.5 million due to store closings, together with stores closed for limited periods for remodeling. The average number of units sold on a comparable store basis decreased by approximately 0.6% in the first quarter of fiscal 1998, while the average price per merchandise sale increased to $292 in fiscal 1998 from $274 in fiscal 1997. Comparable store sales increased in part due to increased advertising and promotional initiatives, including certain private label non-recourse credit programs, expanded assortments of upscale merchandise and improvements in the quality of the Company's store-based personnel, as well as a solid retail environment. The Company opened 7 new stores in the first quarter of fiscal 1998, increasing the number of stores opened to 198 as of April 30, 1998 compared to 177 as of April 30, 1997.

     Gross profit increased $2.5 million to $16.1 million in the first quarter of fiscal 1998. Gross profit as a percentage of sales declined to 38.8% in the first quarter of fiscal 1998 compared to 39.3% in the first quarter of fiscal 1997. This decline primarily resulted from a shift in sales away from the higher margin gold category to the diamond and colored stone jewelry categories, increased sales of higher priced items which have a slightly narrower margin, slightly higher occupancy expense and slightly higher shrinkage expense.

     Selling, general and administrative expenses increased $2.4 million, or 19.9%, to $14.2 million in the first quarter of fiscal 1998 from $11.8 million in the first quarter of fiscal 1997. New stores accounted for $1.5 million of this increase. As a percentage of net sales, selling, general and administrative expenses remained constant at 34.1% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The dollar increase primarily relates to higher payroll expenses of $1.4 million and $0.5 million in credit expense. Private label non-recourse credit sales, as a percentage of net sales increased to 39.6% in the first quarter of fiscal 1998 from 37.5% in the first quarter of fiscal 1997, primarily as a result of the usage of the one-year no interest credit program.

     Interest expense decreased $0.1 million to $0.8 million in the first quarter of fiscal 1998 from $0.9 million in the first quarter of fiscal 1997. The impact of higher average borrowings was offset by reduced interest rates resulting from the Company's repurchase of debt under the tender offer which was financed through the term loan facility in the fourth quarter of fiscal 1998.

     Income tax expense increased $0.1 million to $0.4 million in the first quarter of 1998 from $0.3 million in the prior period, reflecting an effective annual tax rate of 38.0% and 39.0%, respectively.

     Net income increased to $0.7 million in the first quarter of fiscal 1998 compared to $0.5 million in the first quarter of fiscal 1997 as a result of the factors discussed above.

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

     The Company's cash flow used in operations increased from $2.7 million in the first quarter of 1997 to cash flow provided by operations of $1.8 million in the first quarter of fiscal 1998. Higher income from operations together with an increase in accounts payable were offset by an increase in merchandise inventories. The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 1998 and completed new store openings in the first quarter of fiscal 1998, in addition to increased inventory levels of primarily diamond and colored stone jewelry categories. In the first quarter of 1998, the primary sources of the Company's liquidity included a $9.5 million net increase in the amount outstanding under the Company's revolver less a decrease of $8.0 million in outstanding checks. The Company utilized cash in the first quarter of 1998 primarily to fund capital expenditures of $2.9 million, primarily related to the opening of 7 new stores in the first quarter of 1998.

Inflation

     Management believes that inflation generally has not had a material effect on results of its operations.

PART  II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders

Item 5 - Other Information

Forward-Looking Statements

All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4 the success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit;
(8) relationships with suppliers; (9) the Company's leverage; (10) fluctuations in gem and gold prices; (10) regulation; (12) timely "Year 2000" compliance by the Company and third party suppliers and service providers; and
(13) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Exhibit 27   Financial Data Schedule (SEC/EDGAR only)

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MARKS BROS. JEWELERS, INC.
                                      (Registrant)
Date:  June 15, 1998             By:  /s/ John R. Desjardins



                                      ________________________________
                                      John R. Desjardins
                                      Executive Vice President -
                                      Finance and Administration
                                      and Treasurer (principal
                                      financial officer)