Form 10-Q
period 1998-07-31
MARKS BROS JEWELERS INC
filed 1998-09-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended:  July 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of the Registrant's common stock $.001 par value per share, outstanding as of September 11, 1998 was 10,185,842 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 101.298.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JULY 31, 1998



PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Statements of Operations for the three months and six months ended July 31, 1998 and 1997 (unaudited)

         Balance Sheets - July 31, 1998, January 31, 1998 and July 31, 1997 (unaudited)

         Statements of Cash Flows for the six months ended July 31, 1998 and 1997 (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Marks Bros. Jewelers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 1998 and 1997
              (unaudited)(in thousands, except for per share data)



                                                         Three months ended                 Six months ended
                                                    July 31, 1998  July 31, 1997          July 31, 1998  July 31, 1997
                                                    -------------  -------------          -------------  -------------
Net sales                                           $   46,849     $    40,515            $    88,433    $    75,229
Cost of sales (including buying and
occupancy expenses)                                     28,087          24,218                 53,532         45,281
                                                    -------------  -------------          -------------  -------------
  Gross profit                                          18,762          16,297                 34,901         29,948


Selling, general and administrative
expenses                                                15,188          12,429                 29,381         24,271
                                                    -------------  -------------          -------------  -------------
  Income from operations                                 3,574           3,868                  5,520          5,677


Interest expense                                           840             983                  1,654          1,906
                                                    -------------  --------------         -------------  -------------
  Income before income taxes                             2,734           2,885                  3,866          3,771

Income tax expense                                       1,053           1,125                  1,483          1,471
                                                    -------------  --------------         -------------  --------------

  Net income                                        $    1,681     $     1,760            $     2,383    $     2,300
                                                    =============  ==============         =============  ==============
Basic earnings per share:
  Net income                                        $     0.17     $      0.17            $      0.23    $      0.23
  Weighted average common                           =============  ==============         =============  ==============
  share and common share
  equivalents                                           10,181          10,072                 10,176         10,196
                                                    =============  ==============         =============  ==============

Diluted earnings per share:
  Net income                                        $     0.16     $      0.17            $      0.23    $      0.23
  Weighted average common                           =============  ==============         =============  ==============
  share and common share
  equivalents                                           10,385          10,203                 10,395         10,196
                                                    =============  ==============         =============  ==============

    The accompanying notes are an integral part of the financial statements.


                                         Marks Bros. Jewelers, Inc.
                                               Balance Sheets
                                         (unaudited, in thousands)



                                                           July 31, 1998     January 31, 1998     July 31, 1997
                                                          ---------------   ------------------   ---------------
          ASSETS
Current Assets:
    Accounts receivable, net                              $      1,604      $      2,532         $     1,677
    Layaway receivables, net                                     3,088             2,636               2,314
    Merchandise inventories                                     97,773            85,053              82,164
    Other current assets                                           911               996                 499
    Deferred financing costs                                       252               240                 292
    Deferred income taxes, net                                   1,257             1,257               1,326
                                                          ---------------   -----------------    ----------------
        Total current assets                                   104,885            92,714              88,272
Property and equipment, net                                     27,148            22,701              21,181
Deferred financing costs                                           491               635               1,002
Deferred income tax, net                                         1,953             1,953               5,947
                                                          ---------------   -----------------    ----------------
        Total assets                                      $    134,477      $    118,003         $   116,402
                                                          ===============   =================    ================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Outstanding checks, net                               $      1,878      $      9,608         $     1,646
    Revolver loan                                               25,820            16,841              24,607
    Term loan, current                                           1,500             1,000                 ---
    Accounts payable                                            29,137            16,525              26,521
    Accrued payroll                                              2,255             2,906               2,151
    Income taxes                                                   639             1,419               1,220
    Other accrued expenses                                      11,388             9,448               8,650
                                                          ---------------   -----------------    -----------------
        Total current liabilities                               72,617            57,747              64,795
    Term loan                                                    9,426            10,426                 ---
    Subordinated debt                                              640               640              10,520
    Other long-term liabilities                                  1,507             1,387               1,269
                                                          ---------------   -----------------    -----------------
        Total liabilities                                       84,190            70,200              76,584

Commitments and contingencies

Stockholders' equity:
    Common stock                                                    10                10                  10
    Class B common stock                                           ---               ---                 ---
    Class C common stock                                           ---               ---                 ---
    Class D common stock                                           ---               ---                 ---
    Additional paid-in capital                                  60,006            59,905              59,815
    Accumulated deficit                                         (9,729)          (12,112)            (20,007)
                                                          ----------------  -----------------    -----------------
        Total stockholders' equity                              50,287            47,803              39,818
                                                          ----------------  -----------------    -----------------
        Total liabilities and stockholders' equity            $134,477          $118,003            $116,402
                                                          ================  =================    =================

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
                for the six months ended July 31, 1998 and 1997
                           (unaudited, in thousands)

                                                                                              Six months ended
                                                                                        ----------------------------
                                                                                        July 31, 1998  July 31, 1997
                                                                                        -------------  -------------
Cash flows from operating activities:
   Net income                                                                           $    2,383     $    2,300
   Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                                                             2,214          1,833
   Loss on disposition of assets                                                               159            238
   Changes in assets and liabilities:
       Decrease(increase) in accounts receivable, net                                          928           (323)
       Increase in layaway receivables, net                                                   (452)          (273)
       Increase in merchandise inventories, net of gold consignment                        (18,704)       (17,682)
       Decrease in other current assets                                                         85            139
       Increase in accounts payable                                                         12,612         11,815
       Increase in accrued liabilities                                                         499            277
                                                                                        -------------  -------------
           Net cash used in operating activities                                              (276)        (1,676)
Cash flows from investing activities:
  Capital expenditures                                                                      (6,558)        (6,599)
                                                                                        -------------  -------------
       Net cash used in investing activities                                                (6,558)        (6,599)
Cash flows from financing activities:
  Borrowing on revolver loan                                                               269,516        246,543
  Repayment of revolver loan                                                              (260,537)      (232,683)
  Repayment of term loan                                                                      (500)           ---
  Proceeds from gold consignment                                                             5,984            ---
  Proceeds from exercise of stock options                                                      101             11
  Decrease in outstanding checks, net                                                       (7,730)        (5,596)
                                                                                        -------------  ------------
           Net cash provided by financing activities                                         6,834          8,275
                                                                                        -------------  ------------
Net change in cash and cash equivalents                                                        ---            ---
Cash and cash equivalents at beginning of period                                               ---            ---
                                                                                        -------------  ------------
Cash and cash equivalents at end of period                                              $      ---     $      ---
                                                                                        =============  ============

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements

1. Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 207 stores as of July 31, 1998, located in 24 states, operating in regional or superregional shopping malls.

2. Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1998 was derived from the audited financial statements for the year ended January 31, 1998. The accompanying unaudited Balance Sheets as of July 31, 1998 and 1997 and the Statements of Operations for the three months and six months ended July 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. 1997 Annual Report. The Company operates on a fiscal year which ends on January 31. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.


3. Accounts Receivables, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $844,000, $693,000 and $669,000 as of July 31, 1998, January 31, 1998 and July
31, 1997, respectively.

4. Inventory

     As of July 31, 1998, January 31, 1998 and July 31, 1997, merchandising inventories consist of:


                          July 31, 1998   January 31, 1998    July 31, 1997
                                           (in thousands)
                          -------------   ----------------    -------------

Raw Materials              $     5,638       $    3,504         $    5,427
Finished Goods                  92,135           81,549             76,737
                           ------------      -----------        -----------
Inventory                  $    97,773       $   85,053         $   82,164
                           ============      ===========        ===========


     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress at July 31, 1998, January 31, 1998, or July 31, 1997. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,449,000, $1,700,000 and $1,414,000 as of July 31, 1998, January 31, 1998 and July 31, 1997,
respectively. As of July 31, 1998, January 31, 1998 and July 31, 1997, consignment inventories held by the Company that are not included in the balance sheets total $28,713,000, $32,530,000, and $20,074,000, respectively.

     In addition, gold consignments of $21,279,000, $15,295,000 and $15,295,000 are not included in the Company's balance sheets as of July 31, 1998, January 31, 1998 and July 31, 1997, respectively.

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

Revolver Loan

     The Dollar Facility Revolving Credit is available up to a maximum of $40.0 million and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. A commitment fee of 25 basis points per annum on the unused portion of the commitment is payable monthly.

     Interest rates for borrowings under this agreement were, at the Company's option, Eurodollar rates plus 125 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense for the six months ended July 31, 1998 and 1997 was $834,000 and $786,000, respectively, reflecting a weighted average interest rate of 7.2% and 7.6%, respectively.

Term Loans

     The term loan facility is available up to a maximum of $11,426,000. Interest rates for these borrowings were, at the Company's option, Eurodollar rates plus 200.0 basis points or the banks' prime rate plus 75 basis points. Interest was payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float in a grid based on the Company's quarterly financial performance. The interest expense for the six months ended July 31, 1998 for these borrowings was $426,000 reflecting a weighted average interest rate of 7.7%.

Gold Consignment Facility

     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15,295,000 under a gold consignment facility. During the second quarter of 1998, the Company sold and simultaneously consigned an additional 20,000 troy ounces of gold for $6.0 million. The facility provides for the sale of a maximum 60,000 troy ounces or $20.0 million. Under the agreement, the Company pays consignment fees of 125 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 25 basis points per annum on the unused portion of the gold consignment facility is payable monthly. The consignment fees totaled $234,000 at a weighted average rate of 3.2% and $208,000 at a weighted average rate of 3.1% for the six months ended July 31, 1998 and 1997, respectively. On April 30, 2001, the Company is required to repurchase 59,000 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes

     Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of July 31, 1998, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. In January 1998, $9,880,000 of the Series C Notes were redeemed at a premium of $1,087,000. Interest expense was $39,000 and $639,000 for the six months ended July 31, 1998 and 1997, respectively.

6.   Dilutive Shares That Were Outstanding During the Period

     The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at July 31, 1998 and 1997.


                           Three months ended                       Six months ended
                                    (in thousands, except per share amounts)
                        July 31, 1998  July 31, 1997          July 31, 1998  July 31, 1997
                        -------------  -------------          -------------  -------------
Net earnings for
basic and diluted
EPS                         $1,681        $1,760                  $2,383          $2,300
                        =============  =============          =============  =============

Weighted average
shares for basic
EPS                         10,181        10,072                  10,176          10,196

Incremental shares
upon conversions:
Stock options                  204           131                     219             ---
                        -------------  -------------          -------------  -------------
Weighted average
shares for diluted
EPS                         10,385        10,203                  10,395          10,196
                        =============  =============          =============  =============


7.   Subsequent Event

     On September 10, 1998, the Company completed the acquisition of substantially all the assets of 36 jewelry stores from Carlyle & Co. Jewelers and its affiliates for a purchase price of approximately $21 million in cash (the "Acquisition"). Effective September 10, 1998, the Company entered into an Amended and Restated Revolving Credit Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group to provide for a total facility of $110.0 million through September 10, 2003. The total facility provides for a
$20.0 million term loan and $90.0 million revolver facility.   Part of the
proceeds from the term loan under the "Credit Agreement" were used to refinance the Company's outstanding term loan. The remainder of the term loan, along with funds drawn down under the Company's revolver facility, were used to fund the purchase price in the Acquisition. Interest rates and commitment fees charged on the unused facility float in a grid based on the Company's quarterly financial performance.

     Under this Credit Agreement, the banks have a security interest in substantially all of the assets of the Company including those purchased in the Acquisition. The Credit Agreement contains certain restrictions on capital expenditures, investments payment of dividends, assumption of additional debt, and mergers, acquisitions and divestitures, among others, and requires the Company to maintain certain financial ratios based on levels of funded debt, capital expenditures and earnings before interest, taxes, depreciation and amortization.

     The term loan facility is payable in 20 consecutive increasing quarterly installments beginning January 30, 1998. The revolver facility, which expires September 10, 2003, is available up to a maximum of $90.0 million, including amounts borrowed under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. The gold consignment facility provides for the consignment of a maximum of 115,000 troy ounces, or $40.0 million.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended July 31, 1998

     Net sales for the second quarter of fiscal 1998 increased $6.3 million, or 15.6%, to $46.8 million. Sales from new stores contributed $5.1 million to the overall sales increase. Increases in layaway balances contributed to a higher sales increase of $0.5 million compared to the prior period. These sales increases were partially offset by lower sales of $0.4 million related to the closing of stores in fiscal 1998 and fiscal 1997, together with stores closed for remodeling for limited periods. The average number of units sold on a comparable store basis decreased by approximately 1.4% in the second quarter of fiscal 1998, while the average price per merchandise sale increased to $281 in fiscal 1998 from $268 in fiscal 1997. Comparable store sales increased 3.0% compared to no change in the second quarter of fiscal 1997. Certain factors which had a negative impact on sales in fiscal 1998 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, more limited usage of certain credit promotions, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in fiscal 1998 include increased inventory levels over the prior year period and on-going improvements in the Company's store-based personnel. The Company opened 12 new stores and closed three stores in the second quarter of fiscal 1998 increasing the number of stores opened to 207 as of July 31, 1998 compared to 184 as of July 31, 1997.

     Gross profit increased $2.5 million to $18.8 million in the second quarter of fiscal 1998. Gross profit as a percentage of sales declined to 40.0% in the second quarter of fiscal 1998 from 40.2% compared to the second quarter of fiscal 1997. This decline resulted from several factors including changes in sales mix and slightly higher occupancy costs resulting primarily from new store openings later in the quarter. These factors were mitigated by the leveraging of certain buying expenses.

     Selling, general and administrative expenses increased $2.8 million, or 22.2%, to $15.2 million in the second quarter of fiscal 1998 from $12.4 million in the prior period. New store openings accounted for $1.6 million of this increase, while expenses associated with the acquisition of 36 jewelry stores accounted for approximately $0.5 million. As a percentage of net sales, selling, general and administrative expenses increased to 32.4% in the second quarter of fiscal 1998 from 30.7% in the second fiscal quarter of fiscal 1997. The dollar increase primarily relates to higher payroll expenses ($1.7 million), higher other expenses ($0.4 million), and higher advertising expenses ($0.4 million).

     Interest expense decreased $0.1 million to $0.9 million in the second quarter of fiscal 1998 from $1.0 million in the second quarter of fiscal 1997. The impact of lower weighted average interest rates contributed to the interest savings.

     Income tax expense of $1.1 million in the second quarters of fiscal 1998 and 1997 reflected an effective annual tax rate of 39% in both periods.

     Net income before extraordinary gain decreased to $1.7 million in the second quarter of fiscal 1998 from $1.8 million in the second quarter of fiscal 1997 as a result of the factors discussed above.

Results of Operations for the Six Months Ended July 31, 1998

     Net sales for the six months ended July 31, 1998 increased $13.2 million, or 17.6%, to $88.4 million. Comparable store sales increased $3.0 million, or 4.3%, for the six months ended July 31, 1998. Sales from new stores contributed $10.4 million to the overall sales increase. Increases in layaway balances contributed to higher sales increases of $0.7 million compared to the prior period. These sales increases were partially offset by lower sales of $0.9 million due to the closing of stores in fiscal 1998 and fiscal 1997, together with stores closed for remodeling for limited periods. The average number of units sold on a comparable store basis decreased by approximately 1.0% for the six months ended July 31, 1998, while the average price per merchandise sale increased to $286 in fiscal 1998 from $271 in fiscal 1997. Comparable store sales increased 4.3% compared to an increase of 1.0% in the six months ended July 31, 1997. Certain factors which had a negative impact on sales in fiscal 1998 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in fiscal 1998 include increased inventory levels over the prior year period and on-going improvements in the Company's store-based personnel. The Company opened 19 new stores and closed three stores during the six months ended July 31, 1998 increasing the number of stores opened to 207 as of July 31, 1998 compared to 184 as of July 31, 1997.

     Gross profit increased $5.0 million to $34.9 million for the six months ended July 31, 1998. Gross profit as a percentage of sales declined to 39.5% for the six months ended July 31, 1998 from 39.8% compared to the six months ended July 31, 1997. This decline resulted from several factors including higher occupancy costs resulting primarily from new store openings later in the period and shifts in sales mix away from certain higher margin categories. This decline was partially offset by the leveraging of certain buying and occupancy expenses.

     Selling, general and administrative expenses increased $5.1 million, or 21.1%, to $29.4 million for the six months ended July 31, 1998 from $24.3 million. New store openings accounted for $3.1 million of this increase, and expenses associated with the acquisition of 36 jewelry stores accounted for approximately $0.5 million. As a percentage of net sales, selling, general and administrative expenses increased to 33.2% for the six months ended July 31, 1998 from 32.3% in the six months ended July 31, 1997. The dollar increase primarily relates to higher payroll expenses ($3.1 million), higher advertising expenses ($0.6 million), higher credit expenses ($0.6 million), and higher other expenses ($0.8 million).

     Interest expense decreased $0.2 million to $1.7 million for the six months ended July 31, 1998 from $1.9 million in the six months ended July 31, 1997. The impact of lower weighted average interest rates contributed to the interest savings.

     Income tax expense of $1.5 million was recorded for the six months ended July 31, 1998 and 1997, respectively, reflecting an effective annual tax rate of 39% in both periods.

     Net income increased to $2.4 million for the six months ended July 31, 1998 from $2.3 million in the six months ended July 31, 1997 as a result of the factors discussed above.

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

     The Company's cash flow from operations increased from $1.7 million used in operating activities in the six months ended July 31, 1997 to only $0.3 million used in operating activities in the six months ended July 31, 1998. Increases in accounts payable were more than offset by increases in merchandise inventories. The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated new store openings and the planned acquisition of 36 stores in the third quarter of fiscal 1998 and completed new store openings in the first six months of fiscal 1998, in addition to increased inventory levels of primarily diamond and colored stone jewelry categories. In the first six months of fiscal 1998, the primary sources of the Company's liquidity included a $9.0 million net increase in the amount outstanding under the Company's revolver and $6.0 million of proceeds from a gold consignment, less a decrease of $7.7 million in outstanding checks. The Company utilized cash in the first six months of 1998 primarily to fund capital expenditures of $6.6 million, primarily related to the opening of 19 new stores and remodeling of certain existing stores in the first six months of 1998.

Jewel Box Acquisition

     On June 22, 1998, the Company announced that it entered into an agreement to acquire substantially all of the assets of 36 jewelry stores operating under the Jewel Box name from Carlyle & Co. Jewelers and its affiliates, headquartered in Greensboro, North Carolina. On September 10, 1998, the Company purchased all associated inventory, accounts receivable, fixed assets, and store leases for approximately $21 million in cash. The stores are located in eight states in the Southeastern United States. The Company financed the acquisition through a term loan and revolver facility under its new Credit Agreement. See Note 7 to Notes to Financial Statements. In a related transaction, the Company sold all of the acquired Jewel Box customer accounts receivable for cash to Banc One, N.A.

     Over time, it is anticipated that these stores will be converted into the Whitehall concept, and that they will be operated consistent with Whitehall's merchandise, credit, marketing and operating programs in order to achieve operating efficiencies. Approximately $500,000 of pre-tax costs, mainly personnel, travel, recruiting and training related, have been expensed in the second quarter of 1998 in preparation for the integration of these stores into the Company's operations.

Inflation

     Management believes that inflation generally has not had a material effect on results of its operations.

                  Like many companies, "Year 2000" computer hardware and software failures of internal systems and/or of third party systems could have a significant, adverse impact on all aspects of the Company's operations. The Company recognizes the need to ensure that its operations and its relationship with vendors and other third parties will not be adversely affected by the "Year 2000" issue. Consequently, the Company has reviewed its computer and other operating systems and identified those which it believes could be affected by the "Year 2000" issue. The Company is currently upgrading certain information systems to improve operations and support future growth as well as to address the "Year 2000" issue. With respect to systems that the Company is not upgrading, the Company is currently renovating those systems to be "Year 2000" compliant. These systems upgrades and renovations, and testing thereof, are scheduled to be completed by the summer of 1999 and such completion is currently on schedule. Thus, the Company believes that such systems upgrades and renovations will be made on a timely basis and that the "Year 2000" issue with respect to the Company's internal systems will not pose significant operational problems or result in costs that have a material adverse impact on the Company's business, financial condition or results of operations. The Company has focused its efforts and resources on resolving its internal "Year 2000" issues with the goal of timely completion rather than preparing a contingency plan in the event of failure to become "Year 2000" compliant. A failure by the Company to timely address the "Year 2000" issue could have a material adverse impact on the Company's business, financial condition or results of operations.

                  In addition to the Company's internal systems, certain systems of third party suppliers and service providers which are not currently "Year 2000" compliant could adversely impact the Company's operations. The Company has confirmed with its primary lender that its systems are, or will on a timely basis be, "Year 2000" compliant. In addition, certain key vendors and service providers have orally confirmed that they are implementing plans to address the "Year 2000" issue. The Company will continue communicating with its suppliers and service providers to monitor their plans to address, and progress in addressing, the "Year 2000" issue and to evaluate any impact on the Company. However, there can be no assurance that the systems of such third parties will be timely converted. A failure by any such third party to timely address the "Year 2000" issue could have a material adverse impact on the Company's business, financial condition or results of operations.


                  The Company's total costs for renovating systems to be "Year 2000" compliant has not been, and is not expected to be, material.

Item 5 - Other Information

Forward-Looking Statements

     All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit;
(8) relationships with suppliers; (9) the Company's leverage; (10) fluctuations in gem and gold prices; (11) the efficient and successful integration of the Jewel Box locations and assets into the Company's existing operations (12) regulation; (13) timely "Year 2000" compliance by the Company and third party suppliers and service providers; and (14) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.


Item 6 - Exhibits and Reports on Form 8-K


Exhibit 27   Financial Data Schedule (SEC/EDGAR only)

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated June 22, 1998 reporting a press release issued by the Company announcing the Company's agreement to purchase substantially all of the assets of 36 jewelry stores operating under the Jewel Box name from Carlyle & Co. Jewelers, headquartered in Greensboro, North Carolina, for approximately $22 million in cash, subject to completion of due diligence, landlord consents and bank financing arrangements. Additional details were set forth on the press release attached thereto as Exhibit 99 and incorporated therein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MARKS BROS. JEWELERS, INC.
                                           (Registrant)
Date:  September 14, 1998                  By:  /s/ John R. Desjardins



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