Form 10-Q
period 1998-10-31
MARKS BROS JEWELERS INC
filed 1998-12-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  October 31, 1998

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of December 1, 1997 was 10,185,842 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 101.298.

                           MARKS BROS. JEWELERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1998



PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Operations for the three months and nine months ended October 31, 1998 and 1997 (unaudited)

            Balance Sheets - October 31, 1998, January 31, 1998 and October 31, 1997 (unaudited)

            Statements of Cash Flows for the nine months ended October 31, 1998 and 1997 (unaudited)

            Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits
           (b)    Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           Marks Bros. Jewelers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 1998 and 1997
              (unaudited)(in thousands, except for per share data)




                                                             Three months ended                        Nine months ended
                                                         October             October              October              October
                                                         31, 1998            31, 1997             31, 1998             31, 1997
                                                        ----------          ----------           ----------           -----------
Net sales                                               $ 48,483            $  39,477            $ 136,916             $ 114,706

Cost of sales (including buying and occupancy
expenses)                                                 29,453               23,963               82,985                69,244
                                                        --------            ---------            ---------             ---------
     Gross profit                                         19,030               15,514               53,931                45,462

Selling, general and administrative
expenses                                                  16,837               13,010               46,218                37,281
                                                        --------            ---------            ---------             ---------
     Income from operations                                2,193                2,504                7,713                 8,181

Interest expense                                           1,202                1,014                2,856                 2,920
                                                        --------            ---------            ---------             ---------
     Income before income taxes                              991                1,490                4,857                 5,261

Income tax expense                                           382                  581                1,865                 2,052
                                                        --------            ---------            ---------             ---------

     Net income                                         $    609            $     909            $   2,992             $   3,209
                                                        ========            =========            =========             =========

Basic earnings per share:
     Net income                                         $   0.06            $    0.09            $    0.29             $    0.32
                                                        ========            =========            =========             =========
     Weighted average common share
     and common share equivalents                         10,189               10,083               10,180                10,074
                                                        ========            =========            =========             =========

Diluted earnings per share:
     Net income                                         $   0.06            $    0.09            $    0.29             $     .31
                                                        ========            =========            =========             =========
     Weighted average common share
     and common share equivalents                         10,259               10,209               10,356                10,205
                                                        ========            =========            =========             =========

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                                 Balance Sheets
         as of October 31, 1998, January 31, 1998 and October 31, 1997
                           (unaudited, in thousands)



                                                                 October                 January               October
                                                                 31, 1998                31, 1998              31, 1997
                                                              --------------          --------------        --------------
          ASSETS
Current Assets:
    Accounts receivable, net                                  $       1,817           $       2,532         $       1,276
    Layaway receivables, net                                          3,201                   2,636                 2,607
    Merchandise inventories                                         131,171                  85,053                99,954
    Other current assets                                                833                     996                   482
    Prepaid taxes                                                       508                     ---                 1,126
    Deferred income taxes, net                                        1,257                   1,257                 1,326
    Deferred financing costs                                            252                     240                   292
                                                              --------------          --------------        --------------
        Total current assets                                        139,039                  92,714               107,063
Property and equipment, net                                          32,760                  22,701                22,304
Goodwill                                                              8,148                     ---                   ---
Deferred income tax, net                                              1,953                   1,953                 5,947
Deferred financing costs                                                425                     635                   929
                                                              --------------          --------------        --------------
        Total assets                                          $     182,325           $     118,003         $     136,243
                                                              ==============          ==============        ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Outstanding checks, net                                   $       2,079           $       9,608         $       2,508
    Revolver loans                                                   43,862                  16,841                29,339
    Current portion of long-term debt                                 2,000                   1,000                   ---
    Accounts payable                                                 47,724                  16,525                37,837
    Accrued payroll                                                   1,873                   2,906                 2,113
    Income taxes                                                        ---                   1,419                   ---
    Other accrued expenses                                           13,736                   9,448                11,920
                                                              --------------          --------------        --------------
        Total current liabilities                                   111,274                  57,747                83,717


    Term loan                                                        18,000                  10,426                   ---
    Subordinated debt                                                   640                     640                10,520
    Other long-term liabilities                                       1,513                   1,387                 1,220
                                                              --------------          --------------        --------------
        Total liabilities                                           131,427                  70,200                95,457


Commitments and contingencies

Stockholders' equity:
    Common stock                                                         10                      10                    10
    Class B common stock                                                ---                     ---                   ---
    Class C common stock                                                ---                     ---                   ---
    Class D common stock                                                ---                     ---                   ---
    Additional paid-in capital                                       60,008                  59,905                59,874
    Accumulated deficit                                              (9,120)                (12,112)              (19,098)
                                                              --------------          --------------        --------------
        Total stockholders' equity                                   50,898                  47,803                40,786
                                                              --------------          --------------        --------------
        Total liabilities and
        stockholders' equity                                  $     182,325           $     118,003         $     136,243
                                                              ==============          ==============        ==============

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                            Statements of Cash Flows
              for the nine months ended October 31, 1998 and 1997
                           (unaudited, in thousands)




                                                                                           Nine months ended
                                                                                           -----------------
                                                                                       October            October
                                                                                       31, 1998           31, 1998
                                                                                    ------------       ------------
Cash flows from operating activities:
  Net income                                                                        $     2,992        $     3,209
  Adjustments to reconcile net income to net cash
     (used  in) provided by operating activities:
  Depreciation and amortization                                                           3,653              2,870
  Loss on disposition of assets                                                             124                276
  Changes in assets and liabilities:
     Decrease in accounts receivable, net                                                   541                 78
     Increase in layaway receivables, net                                                  (565)              (566)
     Increase in merchandise inventories, net of gold consignment                       (43,499)           (35,472)
     Decrease in other current assets                                                       280                156
     Increase in accounts payable                                                        31,199             23,485
     Increase in accrued liabilities                                                      1,234                962
                                                                                    ------------       ------------
         Net cash used in operating activities                                           (4,041)            (5,002)
Cash flows from investing activities:
  Capital expenditures                                                                  (11,763)            (8,926)
  Purchase of assets                                                                    (22,891)               ---
  Proceeds from assets sold                                                               4,542                ---
                                                                                    ------------       ------------
     Net cash used in investing activities                                              (30,112)            (8,926)
Cash flows from financing activities:
  Borrowing on revolver loan                                                            181,701            336,477
  Repayment of revolver loan                                                           (154,680)          (317,885)
  Proceeds from term loan                                                                20,000                ---
  Repayment of term loan                                                                (11,426)               ---
  Proceeds from gold consignment                                                          5,984                ---
  Proceeds from exercise of stock options                                                   103                 70
  Decrease in outstanding checks, net                                                    (7,529)            (4,734)
                                                                                    ------------       ------------
Net cash provided by financing activities                                                34,153             13,928
                                                                                    ------------       ------------
Net change in cash and cash equivalents                                                     ---                ---
Cash and cash equivalents at beginning of period                                            ---                ---
                                                                                    ------------       ------------
Cash and cash equivalents at end of period                                          $       ---        $       ---
                                                                                    ============       ============

    The accompanying notes are an integral part of the financial statements.

                           Marks Bros. Jewelers, Inc.
                         Notes to Financial Statements

1.   Description of Operations

     The financial statements of Marks Bros. Jewelers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 244 stores as of October 31, 1998, located in 29 states, operating in regional or super-regional shopping malls.

2.   Acquisition

     On September 10, 1998, the Company acquired substantially all of the assets of 36 jewelry stores operating under the Jewel Box name from Carlyle & Co. Jewelers and its affiliates, headquartered in Greensboro, North Carolina. The stores are located in eight states in the Southeastern United States. The Company purchased all associated inventory, accounts receivable and fixed assets for approximately $23 million (including fees and other costs) in cash. The Company financed the acquisition through a term loan and revolving credit facility under its new Credit Agreement. In a related transaction, the Company sold all of the acquired Jewel Box customer accounts receivable for cash to BancOne, N.A.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $8.2 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years. The amount of goodwill amortization in the third quarter of 1998 was $56,000.

     The net purchase price was allocated as follows:


(in thousands)
Inventory                                    $  9,039
Accounts receivable                             3,902
Other current assets                              121
Fixed assets                                    1,861
Other accrued expenses                           (237)
Goodwill                                        8,205
-------------------------------------------------------
Purchase price                               $ 22,891
=======================================================

3.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1998 was derived from the audited financial statements for the year ended January 31, 1998. The accompanying unaudited Balance Sheets as of October 31, 1998 and 1997 and the Statements of Operations for the three months and nine months ended October 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Marks Bros. Jewelers, Inc. Annual Report for the fiscal year ended January 31, 1998. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.


4.   Accounts Receivables, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $928,000, $693,000 and $783,000 as of October 31, 1998, January 31, 1998 and
October 31, 1997, respectively.


5.   Inventory

     As of October 31, 1998, January 31, 1998 and October 31, 1997, merchandising inventories consist of:


                         October 31, 1998   January 31, 1998    October 31, 1997
                                              (in thousands)

Raw Materials             $      6,278       $      3,504         $     6,476
Finished Goods                 124,893             81,549              93,478
                          -------------      -------------        ------------
Inventory                 $    131,171       $     85,053         $    99,954
                          =============      =============        ============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress as of October 31, 1998, January 31, 1998, or October 31, 1997. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $4,199,000, $1,700,000 and $1,199,000 as of October 31, 1998, January 31, 1998 and October
31, 1997, respectively. As of October 31, 1998, January 31, 1998 and October 31, 1997, consignment inventories held by the Company that are not included in the balance sheets total $37,665,000, $32,530,000, and $23,503,000, respectively.

     In addition, gold consignments of $21,279,000, $15,295,000 and $15,295,000 are not included in the Company's balance sheets as of October 31, 1998, January 31, 1998 and October 31, 1997, respectively.

6.   Financing Arrangements

     Effective September 10, 1998, the Company entered into an Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group to provide for a total facility of $110.0 million through September 10, 2003. Beginning with the quarter ending January 31, 1999, interest rates and the commitment fee charged on the unused facility float in a grid based upon the Company's quarterly financial performance.

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

Revolver Loan
-------------

     The revolving loan facility under the Credit Agreement is available up to a maximum of $90.0 million, including amounts borrowed under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. Interest rates and commitment fees on the unused facility float in a grid based on the Company's quarterly financial performance.

     Current interest rates for borrowings under this agreement are, at the Company's option, Eurodollar rates plus 175 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense under the current and former revolver facilities for the nine months ended October 31, 1998 and 1997 was $1,493,000 and $1,275,000, reflecting a weighted average interest rate of 7.3% and 7.4%, respectively.

Term Loans
----------

     The term loan facility under the Credit Agreement is available up to a maximum of $20.0 million. Current interest rates for these borrowings are, at the Company's option, Eurodollar rates plus 225 basis points or the banks' prime rate plus 50 basis points. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float in a grid based on the Company's quarterly financial performance. The interest expense for the nine months ended October 31, 1998 for these borrowings was $748,000 reflecting a weighted average interest rate of 7.8%.

Gold Consignment Facility
-------------------------

     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15.3 million under a gold consignment facility. During the second quarter of 1998, the Company sold and simultaneously consigned an additional 20,000 troy ounces of gold for $6.0 million. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees of 175 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 50 basis points per annum on the unused portion of the gold consignment facility is payable monthly. The consignment fees totaled $366,000 at a weighted average rate of 3.1% and $325,000 at a weighted average rate of 3.2% for the nine months ended October 31, 1998 and 1997, respectively. On September 10, 2003, the Company is required to repurchase 59,000 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes
------------------

     Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of October 31, 1998, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. In January 1998, $9,880,000 of the Series C Notes were redeemed at a premium of $1,087,000. Interest expense was $58,000 and $959,000 for the nine months ended October 31, 1998 and 1997, respectively.

7.   Dilutive Shares That Were Outstanding During the Period

The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at October 31, 1998 and 1997.


                                                            Three months ended              Nine months ended
                                                                 (in thousands, except per share amounts)
                                                          October         October        October           October
                                                          31, 1998        31, 1997       31, 1998          31, 1997
                                                         ----------      ----------     ----------        ----------
Net earnings for basic and diluted EPS                   $    609        $    909       $   2,992         $   3,209

Weighted average shares for basic EPS                      10,189          10,083          10,180            10,074

Incremental shares upon conversions:
Stock options                                                  70             126             176               131

Weighted average shares for diluted EPS                    10,259          10,209          10,356            10,205

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended October 31, 1998
-----------------------------------------------------------------

     Net sales for the third quarter of fiscal 1998 increased $9.0 million, or 22.8%, to $48.5 million. New stores opened contributed $5.2 million (excluding approximately $2.7 million from 36 stores acquired in mid-September) to the overall sales increase. Increases in layaway balances contributed to a higher sales increase of $0.7 million compared to the prior period. These sales increases were partially offset by lost sales of $1.0 million related to store closings, together with stores closed for remodeling for limited periods. The total number of merchandise units sold increased by approximately 18.9% in the third quarter of fiscal 1998, while the average price per merchandise sale increased to $315 in the third quarter of fiscal 1998 from $309 in the third quarter of fiscal 1997. Comparable store sales increased 3.6% (including sales for the month of October from the newly acquired Jewel Box locations which contributed approximately one percent of the increase) compared to an increase of 2.1% in the third quarter of fiscal 1997. Certain factors which have had a negative impact on sales in the third quarter of fiscal 1998 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, more limited usage of certain credit promotions, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in the third quarter of fiscal 1998 include the contribution from the acquired jewelry stores, strong store inventory assortments, and on-going improvements in the Company's store-based personnel. The Company opened 42 new stores (including the 36 acquired stores) and closed five stores in the third quarter of fiscal 1998 increasing the number of stores opened to 244 as of October 31, 1998 compared to 191 as of October 31, 1997.

     Gross profit increased $3.5 million to $19.0 million in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Gross profit as a percentage of sales remained constant at 39.3% in both periods. Slightly higher merchandise margins and a shift in sales mix to higher margin categories were offset by increased occupancy costs.

     Selling, general and administrative expenses increased $3.8 million, or 29.4%, to $16.8 million in the period from $13.0 million in the prior period. New store openings accounted for $2.9 million of this increase, while expenses associated with the acquisition and integration of jewelry stores accounted for approximately $0.3 million. As a percentage of net sales, selling, general and administrative expenses increased to 34.6% from 33.0% in the prior year quarter. The dollar increase primarily relates to higher payroll expenses ($2.4 million), higher other expenses ($0.7 million), and higher advertising expenses ($0.3 million).

     Interest expense increased $0.2 million to $1.2 million in the third quarter of fiscal 1998 from $1.0 million in the third quarter of fiscal 1997. The impact of lower weighted average interest rates was more than offset by increased borrowings to fund the acquisition of jewelry stores.

     Income tax expense of $0.4 million and $0.6 million in the third quarters of fiscal 1998 and 1997, respectively, reflected an effective annual tax rate of 38.5% and 39.0% in the third quarters of fiscal 1998 and 1997, respectively.

     Net income decreased to $0.6 million in the third quarter of fiscal 1998 from $0.9 million in the third quarter of fiscal 1997 in large part due to integration costs associated with the acquisition of the 36 stores and as a result of the other factors discussed above.

Results of Operations for the Nine months Ended October 31, 1998
----------------------------------------------------------------

     Net sales for the nine months ended October 31, 1998 increased $22.2 million, or 19.4%, to $136.9 million. New stores opened contributed $15.6 million (excluding approximately $2.7 million from 36 stores acquired in mid-September) to the overall sales increase. Increases in layaway balances contributed to a higher sales increase of $1.5 million compared to the prior period. These sales increases were partially offset by lost sales of $1.8 million related to store closings, together with stores closed for remodeling for limited periods. The total number of merchandise units sold increased by approximately 13.1% for the nine months ended October 31, 1998, while the average price per merchandise sale increased to $296 in the first nine months of fiscal 1998 from $283 in the first nine months of fiscal 1997. Comparable store sales increased 4.0% (including sales for the month of October from the newly acquired Jewel Box locations which contributed approximately 0.3% of the increase) compared to an increase of 1.4% in the nine months ended October 31, 1998. Certain factors which had a negative impact on sales in the first nine months of fiscal 1998 include increased customer returns resulting from the adoption of a more flexible refund policy during the second quarter of fiscal 1997, more limited use of certain credit promotions, and a more competitive and promotional environment. Certain factors that had a positive impact on comparable store sales in the first nine months of fiscal 1998 include the contribution from the acquired jewelry stores, strong store inventory assortments, and on-going improvements in the Company's store-based personnel. The Company opened 61 new stores (including the 36 acquired stores) and closed eight stores during the nine months ended October 31, 1998 increasing the number of stores opened to 244 as of October 31, 1998 compared to 191 as of October 31, 1997.

     Gross profit increased $8.5 million to $53.9 million for the nine months ended October 31, 1998 compared to the nine months of fiscal 1997. Gross profit as a percentage of sales declined to 39.4% for the nine months ended October 31, 1998 from 39.6% for the nine months ended October 31, 1997. Higher margins on gold and colored stone jewelry categories were offset by lower margins on diamonds and higher occupancy expenses.

     Selling, general and administrative expenses increased $8.9 million, or 24.0%, to $46.2 million in the period from $37.3 million in the prior period. New store openings accounted for $6.0 million of this increase, while expenses associated with the acquisition and integration of jewelry stores accounted for approximately $0.8 million. As a percentage of net sales, selling, general and administrative expenses increased to 33.8% for the nine months ended October 31, 1998 from 32.5% in the nine months ended October 31, 1997. The dollar increase primarily relates to higher payroll expenses ($5.5 million), higher other expenses ($1.3 million), higher advertising expenses ($0.9 million), and higher credit expenses ($0.8 million).

     Interest expense was $2.9 million for the nine months ended October 31, 1998 and October 31, 1997. The impact of lower weighted average interest rates in 1998 was offset by increased borrowings.

     Income tax expense of $1.9 million and $2.1 million for the nine months ended October 31, 1998 and 1997, respectively, reflected an effective annual tax rate of 38.4% and 39%, respectively.

     Net income declined to $3.0 million for the nine months ended October 31, 1998 from $3.2 million for the nine months ended October 31, 1997 in large part due to integration costs associated with the acquisition of the 36 stores and as a result of the other factors discussed above.

Liquidity and Capital Resources
-------------------------------

     The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures, working capital (primarily inventory) associated with the Company's new stores and acquisitions of new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

     The Company's cash flow used in operations decreased from $5.0 million in the nine months ended October 31, 1997 to $4.0 million in the nine months ended October 31, 1998. Increases in accounts payable ($31.2 million) were more than offset by lower income from operations and increases in merchandise inventories ($43.5 million). The increase in merchandise inventories primarily resulted from merchandising new stores and increased inventory levels, in particular, solitaire diamonds and diamond engagement sets. In the nine months ended October 31, 1998, the primary sources of the Company's liquidity included a $27.0 million net increase in the amount outstanding under the Company's revolver, an $8.6 million increase in the term loan, a $6.0 million increase in the gold consignment facility less a decrease of $7.5 million in outstanding checks. The Company utilized cash in the nine months ended October 31, 1998 primarily to acquire 36 jewelry stores and to fund capital expenditures of $11.8 million, primarily related to the opening of 25 new stores during this period.

Year 2000
---------

     The "Year 2000" problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. Like many companies, "Year 2000" computer hardware and software failures of internal systems and/or of third party systems could have a significant, adverse impact on all aspects of the Company's operations. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of third parties with whom the Company does business not be successful. The Company recognizes the need to address this problem in order to minimize the effects of the "Year 2000" issue on its operations and its relationships with vendors and other third parties. The Company is using both internal and external resources to complete its "Year 2000" project.

     The Company operates exclusively in one business segment, specialty retail jewelry. All stores are located within the United States. The Company's two principle mission-critical systems applications are the point-of-sale ("POS") terminals and software which control store transaction processing and the centrally maintained information systems infrastructure which controls financial and administrative systems.

     All stores use the same POS software which is leased from a third-party vendor. In November 1998, a "Year 2000" compliant version of the POS software was installed at all stores. Testing of the new software is complete. The Company has replaced approximately two-thirds of its POS desktop terminals with "Year 2000" compliant terminals. The remaining portion are expected to be replaced by March 1999.

     The Company's financial management, information technology and other administrative functions operate centrally from the Company's corporate office. The Company uses a mid-range computing platform which is complemented by various networks. The operating systems and hardware platforms were upgraded, tested and are currently "Year 2000" ready. The replacement or upgrading of financial management and various customized software packages are between 50% and 70% complete. These systems upgrades, replacements and renovations, and testing thereof, are scheduled to be completed by the summer of 1999 and such completion is currently on schedule. With respect to systems that the Company is not upgrading, the Company is currently renovating those systems to be "Year 2000" compliant.

     The Company's total costs for making its mission-critical systems "Year 2000" compliant are not expected to be material to the Company's financial condition. The estimated total cost of the "Year 2000" project is expected to approximate $750,000. To date, the total amount expended on the project is approximately $250,000.

     The Company believes that the systems upgrades, replacements and renovations will be made on a timely basis and that the "Year 2000" issue with respect to the Company's internal systems will not pose significant operational problems or result in costs that have a material adverse impact on the Company's business, financial condition or results of operations. The Company has focused its efforts and resources on resolving its internal "Year 2000" issues with the goal of timely completion rather than preparing a contingency plan in the event of failure to become "Year 2000" compliant. A failure by the Company to timely address the "Year 2000" issue, or a failure by the Company to maintain adequate information systems capacity and infrastructure as it upgrades, replaces and renovates its information systems, could have a material adverse impact on the Company's business, financial condition or results of operations.

     In addition to the Company's internal systems, certain systems of third party suppliers and service providers which are not currently "Year 2000" compliant could adversely impact the Company's operations. The Company has confirmed with its primary lender that its systems are, or will on a timely basis be, "Year 2000" compliant. In addition, certain key vendors and service providers have orally confirmed that they are implementing plans to address the "Year 2000" issue. The Company will continue communicating with its key suppliers and key service providers to monitor their plans to address, and progress in addressing, the "Year 2000" issue and to evaluate any impact on the Company. However, there can be no assurance that the systems of third parties with whom the Company does business will be timely converted. A failure by any such third party to timely address the "Year 2000" issue could have a material adverse impact on the Company's business, financial condition or results of operations.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements
--------------------------

     All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit;
(8) relationships with suppliers; (9) the Company's leverage; (10) fluctuations in gem and gold prices; (11) the efficient and successful integration of the Jewel Box locations and assets into the Company's existing operations (12) regulation; (13) timely "Year 2000" compliance by the Company and third party suppliers and service providers; (14) the Company's ability to maintain adequate information systems capacity and infrastructure; and (15) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit 10.1 Asset Purchase Agreement dated as of June 19, 1998 by and among Marks Bros. Jewelers, Inc., Carlyle & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. (incorporated by reference to Exhibit 2.2. of the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission (the "Commission") on September 22, 1998).

Exhibit 10.2 Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of September 10, 1998 by and among Marks Bros. Jewelers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank N.V., as Agents for the Banks.

Exhibit 27         Financial Data Schedule (SEC/EDGAR only)


(b)    Reports on Form 8-K

(1) The Company filed with the Commission on September 22, 1998 a Current Report on Form 8-K dated September 10, 1998 reporting the completion of the Company's acquisition from Carlyle & Co. Jewelers, headquartered in Greensboro, North Carolina, of substantially all of the assets relating to the operation of 36 jewelry stores for a purchase price of $22,777,608.49 (the "Acquisition").

(2) The Company filed with the Commission on September 22, 1998 a Current Report on Form 8-K/A dated September 10, 1998 amending and restating its Current Report on Form 8-K identified in (1) above under this Item 6 and reporting that the Company was not required to file financial statements or pro forma financial information in connection with the Acquisition.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MARKS BROS. JEWELERS, INC.
                                         (Registrant)
Date:  December 15, 1998                 By:  /s/ John R. Desjardins



                                         ________________________________
                                         John R. Desjardins
                                         Executive Vice President -
                                         Finance and Administration
                                         (principal financial officer)