Form 10-K
period 1999-01-31
WHITEHALL JEWELLERS INC
filed 1999-04-30
CIK 868984

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-028176

                            WHITEHALL JEWELLERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                          36-1433610
(State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 1999 was $131,240,847.50, based on the closing price of $15.875 of the registrant's common stock on the NASDAQ Stock Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 16, 1999: 9,622,143 Number of shares of Class B Common Stock outstanding as of April 16, 1999: 101.298

                      Documents Incorporated by Reference:
Part II - Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 1999 (the "1998 Annual Report"), as indicated herein.
Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 1999 (the "Proxy Statement"), as indicated herein.

================================================================================

                                     PART I

         All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit;
(8) relationships with suppliers; (9) timely "Year 2000" compliance by the Company and third party suppliers and service providers; (10) the Company's ability to maintain adequate information systems capacity and infrastructure;(11) the efficient and successful integration of the Jewel Box locations and assets into the Company's existing operation;(12) the Company's leverage; (13) fluctuations in gem and gold prices; (14) regulation; and (15) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

THE COMPANY

         General. Whitehall Jewellers, Inc. (formerly known as Marks Bros. Jewelers, Inc.) (the "Company") is a leading, national specialty retailer of fine jewelry (based on number of stores), operating 260 stores in 29 states as of April 16, 1999. Founded in 1895, the Company operates stores in regional and super-regional shopping malls under the names Whitehall Co. Jewellers (210 stores), Lundstrom Jewelers (47 stores) and Marks Bros. Jewelers (3 stores). On January 20, 1999, the Company changed its corporate name from Marks Bros. Jewelers, Inc. to Whitehall Jewellers, Inc. to align the corporate name with the Company's principal store brand. The Company offers at competitive prices an in-depth selection of fine jewelry in the following key categories: diamond, gold, precious and semi-precious jewelry. The Company's target customers are middle to upper middle income women over 25 years old. Central to the Company's growth in operating profits and its high store productivity are its small but flexible store format, the absence of recourse credit risk, its strong sales culture and its operating efficiencies at both the store and corporate levels.

         The Company operates on a fiscal year ending January 31. The year ended January 31, 1999 is referred to herein as fiscal 1998. From fiscal 1994 to fiscal 1998, the Company's net sales grew at a compound annual rate of 22.3% to $238.9 million, while income from operations grew at a compound annual rate of 23.6% to $27.3 million. The Company's growth during this period is attributable to (i) new store openings (including the 36 Jewel Box stores acquired in September 1998 as described below), which resulted in an increase in the number of stores from 131 to 250 stores, (ii) higher store productivity, as average annual sales per store increased from $836,000 to $1,100,000, and (iii) improved operating efficiencies resulting in an increase in the Company's operating margin from 11.0% to 11.4%.

         On September 10, 1998, the Company acquired substantially all of the Jewel Box chain consisting of 36 stores located in eight states in the southeastern United States. All of the acquired stores have been converted to Whitehall/Lundstrom merchandise assortments, credit programs, operating procedures and brand names.

         The Company believes it has significant opportunities to increase sales and profitability through an increased number of planned store openings, the implementation of new sales, marketing and merchandising programs designed to continue comparable store sales growth, and continued adherence to its strict standards regarding operating performance.

         Retailing Concepts. As of April 16, 1999, the Company's stores operated under the names Whitehall Co. Jewellers (210 stores), Lundstrom Jewelers (47 stores) and Marks Bros. Jewelers (3 stores). Each store concept is designed around an open, brightly-lit and inviting layout that encourages browsing by mall shoppers. The Company's multiple name format allows the Company to open additional stores in malls where it already has profitable locations. Whitehall Co. Jewellers is the Company's primary trademark and is positioned to be somewhat more upscale than the average mall-based jewelry store. As of April 16, 1999, the Company operated two stores in 44 malls and three stores in one mall. In most cases a Lundstrom store is added to a mall only after the Company has operated a successful Whitehall store in the same center. Generally, Lundstrom is positioned slightly more upscale than Whitehall, with slightly greater emphasis on more expensive diamond and gold merchandise.

INDUSTRY

         Total retail sales by jewelry stores in the United States in 1998 were approximately $22.3 billion, and such sales grew between 1993 and 1998 at an annual rate of approximately 6.2%, according to the U.S. Department of Commerce.

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

         Jewelry stores, including independent stores and jewelry chains, represent the largest distribution channel based on industry sales. Most jewelry stores cater to the broad fine jewelry market offering a variety of items at a range of price points. As of 1998, there were over 28,000 retail jewelry stores nationwide accounting for almost one-half of all jewelry sales. The retail jewelry industry is highly fragmented with no single chain accounting for a significant percentage of the fine jewelry market.

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

         Small, Flexible Store Format in Regional Malls. The Company believes it has a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls due principally to (i) its small average store size of approximately 875 square feet, which, while considerably smaller than the average store size of most of the Company's competitors, generates comparable sales volumes, (ii) its ability to adapt its store design to various sizes and configurations, and (iii) its high average sales per square foot (approximately $1,323 in fiscal 1998). Over two-thirds of the Company's stores are located in high traffic, "center court" locations. The stores' small flexible format (which lowers the Company's fixed occupancy costs) and high productivity are desirable to mall owners. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for the Company.

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

         Differentiated Merchandising. The Company offers an in-depth selection of merchandise in several key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented to the Company's target customer, the middle to upper middle income woman. Unlike many of its competitors, the Company carries only a limited selection of watches and virtually no costume jewelry or gift merchandise. In recent years, the Company has increased its average store inventory in an effort to expand the upper price points and add more depth to the merchandise mix.

         Strict Operating Controls. The Company emphasizes high performance standards, backed by strong incentive programs. Adherence to these standards in the areas of store site selection, sales targets, store profitability and cost control is fundamental to the Company's success. For example, the Company reduced central overhead as a percentage of net sales from 6.0% ($6.4 million) in fiscal 1994 to 5.1% ($12.2 million) in fiscal 1998 while continuing to build infrastructure to handle new store growth. During this same period, the Company's net sales increased by over 124% and the number of its stores increased by 91%.

GROWTH STRATEGIES

         The Company believes that it has significant opportunities to increase sales and profits through continued execution of its store expansion strategy and continued comparable store sales gains. The key elements of the Company's growth strategies are as follows:

         Accelerated New Store Openings. The Company opened 64 stores during the last two fiscal years, acquired 36 stores in fiscal 1998 through the acquisition of the Jewel Box chain, and plans to open approximately 40 stores in calendar 1999. The Company anticipates opening a similar number of stores in 2000. The following table shows the Company's store expansion during the periods presented reflecting both store openings, acquisitions and closings for the respective periods:


                                                  YEAR ENDED JANUARY 31,
                                     1995       1996       1997      1998      1999
Open at beginning of period           122        131        146       164       191
Opened during period                   11         15         20        30        34
Acquired during period                 --         --         --        --        36
Closed during period                  (2)         --        (2)       (3)      (11)
Open at end of period                 131        146        164       191       250
                                     ----       ----       ----      ----      ----
Net increase                            9         15         18        27        59
                                     ====       ====       ====      ====      ====

          To reduce the Company's risk associated with entering new malls, the Company prefers to expand in established malls. In addition, the Company seeks to open additional stores in its existing markets where the Company believes it can obtain greater market penetration. The Company also seeks to identify new geographic markets where it can cluster stores for ease of supervision and increased name recognition. The Company entered the greater Los Angeles market in fiscal 1997 and now has nine stores with three more stores expected to open in fiscal 1999. The Company recently entered the Indianapolis market with two store openings and has entered the Seattle market. The Company plans to open two additional stores in the Seattle market, and plans to enter the Austin, Texas market with one store opening in fiscal 1999.

              The Company seeks to open new stores in key locations in regional and super-regional malls. The Company's national presence permits it to focus its new store openings on desirable malls throughout the country and often to obtain high traffic, "center court" locations in those malls to maximize exposure to mall shoppers. The Company uses its multiple name format to open additional stores in malls where it already has profitable locations. For example, as of April 16, 1999, the Company operated two stores in 44 malls and three stores in one mall.

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

     Each store offers approximately 2,600 individual items, including approximately 600 core jewelry items, which accounted for approximately 39% of net sales in fiscal 1998. In addition, the Company has expanded its merchandise assortment in higher price points. The Company's average price per merchandise sale has increased from $255 in fiscal 1996 to $273 in fiscal 1997 and $286 in fiscal 1998.

      In recent years, the Company has increased the average number of items available in its stores to broaden the appeal of its merchandise assortment and expand its product breadth in selected product categories, particularly bridal and other diamond jewelry. As of January 31, 1999, 1998, and 1997, the Company's average merchandise inventory per store (excluding consigned items) was approximately $467,000, $446,000, and $393,000, respectively. Higher inventory levels have, in combination with other factors, contributed to increases in comparable store sales. In fiscal 1998, the rate of growth in inventory levels declined to less than 5% as the Company reached its targeted inventory levels.

         The following table sets forth the Company's percentage of total merchandise sales by category for the following periods:


                                      (%) YEAR ENDED JANUARY 31,
                                      --------------------------
                           1995         1996         1997          1998         1999
                           ----         ----         ----          ----         ----
Diamonds                   56.8         57.6         57.5          61.3         59.9
Gold                       25.0         25.2         25.4          21.2         20.3
Precious/Semi-Precious     15.1         14.6         14.8          15.5         17.7
Watches                     2.4          2.1          2.1           2.0          2.1
Other                       0.7          0.5          0.2           ---          ---
                          =====        =====        =====         =====        =====
Total                     100.0%       100.0%       100.0%        100.0%       100.0%
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

         Along with its broad product assortment, the Company also provides jewelry repair services to its customers (sales from which represented 3.5% of fiscal 1998 net sales). Actual repair work is performed by jewelers under independent contract. Approximately 140 of the Company's stores have independent jewelers located in the store to provide on-site repair services to the customer.

         Pricing Strategy. For purposes of pricing, the Company classifies its merchandise into several broad categories. Consistent with many fine jewelry retailers, a substantial portion of the Company's sales are made at prices discounted from listed reference prices. Company personnel are authorized to discount most merchandise prices within certain limits.

         CREDIT

         The Company operates based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), the Company's private label credit cards, which are available through a third party and are non-recourse to the Company, or other non-recourse third party credit arrangements. Because the Company's credit programs are non-recourse to the Company, the Company has no customer credit risk for non-payment by the customer associated with the sale. At the same time, the Company believes that its ability to offer credit through its "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. The Company encourages sales on the Company's private label credit card or other non-recourse third-party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 1998, the Company's average credit sale was approximately $780, versus approximately $100 for a purchase paid for with cash or by check. The Company believes that its success in building its non-recourse credit sales has been a significant factor in its improvement in comparable store sales.

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

         The Company established its private label program through Bank One (and other non-recourse credit purveyors), whereby customers may apply for instant credit on merchandise purchases. In late 1998, Bank One and G.E. Capital formed a private label credit joint venture called Monogram Credit Services, L.L.C. In January 1999, the Company consented to have its contract with Bank One assigned to Monogram Credit Services, L.L.C. Under these credit programs, the credit purveyors have no recourse against the Company based on the customer's failure to pay; recourse against the Company is restricted to those limited cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud). The Company's expense related to these limited cases was less than 0.5% of sales during fiscal 1998. The Company's credit card discount expense for fiscal 1998 and fiscal 1997 represented 3.0% and 2.9%, respectively, of credit sales for those years. In general, the Company's credit card discount expense is higher for its private label programs than for personal credit cards, such as Visa and MasterCard. Pursuant to the Company's relationship with Monogram Credit Services, L.L.C., the joint venture provides credit to the Company's customers using its own credit criteria and policies. The Company pays a fee to Monogram Credit Services, L.L.C. based primarily upon the volume of credit so extended. The Company has similar non-recourse arrangements with other credit purveyors, which it uses in addition to the Monogram Credit Services, L.L.C. program to assist customers in financing their purchases. In addition, the Company utilizes a check authorization company which guarantees payments on transactions involving certain personal checks.

         During the third quarter of fiscal 1997, the Company introduced a "One-Year No-Interest" program through a non-recourse agreement with Bank One. Under this program, Bank One offered customers a financing arrangement with no interest for one year, for which the Company paid Bank One a significantly higher fee than it pays under its standard program. The Company used this program throughout fiscal 1998 and feels the usage of this program contributed to an increase in comparable store sales. The Company continues to offer this program through Monogram Credit Services, L.L.C.

         During recent periods, there has been an increase in consumer credit delinquencies generally which resulted in financial institutions reexamining their pending practices and procedures. Consequently, the availability or cost of third party credit offered by the Company could be adversely affected.

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

         Store Management. Each of the Company's stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and personnel matters. Most non-sales related administrative functions are performed at the Company's corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. The Company has approximately 35 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. The Company's senior officers spend a substantial percentage of their time visiting stores to reinforce the close communication between senior executives and store personnel.

         Operating Cost Controls. The Company's store operations are designed to maintain low operating costs at the store level. The Company's small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. The Company also seeks to reduce store-level operating costs through efficient sales staff utilization. To assist store personnel in their selling efforts, many of the administrative functions normally performed at the store level are performed at the corporate level. Due to computerization, more efficient use of personnel, and the elimination of certain non-essential functions, the Company reduced central overhead as a percentage of net sales from 6.0% in fiscal 1994 ($6.4 million) to 5.1% in fiscal 1998 ($12.2 million). During that period, the Company's sales increased by over 123% and the number of stores increased by 91%.

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

ADVERTISING AND PROMOTIONS

         In the second quarter of fiscal 1997, the Company retained a full-service advertising and marketing firm which helped the Company implement expanded advertising campaigns and strategies. The Company improved the in-store and point-of-sale signage with a more upscale look which is a key element of its advertising strategy. The Company initiated a holiday season radio campaign in certain markets, and tested various direct mail campaigns as part of its new advertising initiatives. Frequent special promotions such as diamond remount events, clearance sales, "Vice President's Day Events," and similar promotions are designed to increase traffic through the Company's stores and generate an urgency for customers to make purchases. These events vary from year to year and among stores. Publicized events are an important part of the Company's marketing efforts, and the Company generates a significant portion of its revenues during such events. During fiscal 1998, the Company expanded its holiday radio advertising program and direct marketing campaign. The Company plans to continue its usage of certain direct mail and media advertising programs in fiscal 1999.

         The Company offers a 30-day return policy; however, for certain sales, store personnel may choose from a variety of return or exchange options to offer the customer, including, but not limited to, a 30-day return policy or a 90-day exchange policy.

PURCHASING

         The Company does not manufacture its merchandise. The Company purchases substantially all of its inventory, including loose gems, directly from prime suppliers located in the United States and abroad. The Company purchases merchandise from approximately 144 vendors, primarily in the United States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 1998, the Company's largest supplier and five largest suppliers accounted for approximately 11% and 34%, respectively, of the merchandise purchased by the Company. The Company also has certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by the Company, or other companies. Management believes that the relationships the Company has established with its suppliers and subcontractors are good. The Company has not experienced any difficulty in obtaining satisfactory sources of supply and believes that adequate alternative sources of supply exist for substantially all types of merchandise sold in its stores. However, the loss of one or more of its major suppliers, particularly at certain critical times during the year could have a material adverse effect on the Company.

         The Company maintains a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company's headquarters in Chicago, Illinois.

         During fiscal 1998, the Company's average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was 61% of the total cost of the Company's on-hand merchandise. The amount of consignment merchandise has increased in recent years. For example, the average amount of consignment merchandise per store has increased from approximately $106,000 on January 31, 1997 to $151,000 on January 31, 1999. The Company is also often granted exchange privileges which permit it to return or exchange certain unsold merchandise for new products at any time. Those arrangements permit the Company to structure its relationships with vendors to encourage their participation in, and responsibility for, merchandise turnover and profitability. Those arrangements also permit the Company to have more merchandise available for sale in stores and reduce somewhat the Company's exposure to changes in fashion trends and inventory obsolescence.

         The Company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 1998, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98% of the Company's net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization ("CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The CSO has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet

Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. The Company has been increasing the amount of inventory (especially higher priced items) carried in its stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to the Company associated with price fluctuations and changes in fashion trends.

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

         The Company uses the management information system to track each individual item of merchandise from receipt to ultimate sale or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system also enables management to review each store's and each employee's productivity and performance. Based on the sales data, the Company tailors each store's inventory composition and plans the Company's purchasing requirements accordingly. The system enables the Company to manage its inventory at the store level, including the automatic replenishment of merchandise generally twice a week.

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

         The Company has implemented, through its point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.). The data is used by Company store managers and sales associates in their efforts to contact customers and anticipate and facilitate future add-on purchases by its customers. For example, a husband who buys a diamond necklace for his wife's birthday may receive a mailing approximately a year later suggesting a matching set of diamond earrings. The Company believes that additional sales volume can be achieved by utilizing such programming initiatives. The customer data is used by the Company in its direct marketing promotional campaigns. The point of sale systems also track required inspection dates for customers with diamond warranties. Sales associates are prompted by the system to contact these customers to remind them of the required in-store inspection.

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

                 The Company operates exclusively in one business segment, specialty retail jewelry. All stores are located within the United States. The Company's two principle mission-critical systems applications are the point-of-sale ("POS") terminals and software which control store transaction processing, and the centrally maintained information systems infrastructure which controls financial, merchandising and administrative systems.

                 All stores use the same POS software that is licensed from a third-party vendor. In the fall of 1998, a "Year 2000" compliant version of the POS software was installed at all stores. Testing of the new software is complete. The Company has replaced approximately two-thirds of its POS desktop terminals with "Year 2000" compliant terminals. The remaining portion is expected to be replaced during the summer of 1999.

                 The Company's financial management, information technology, merchandising and other administrative functions operate centrally from the Company's corporate office. The Company uses a mid-range computing platform which is complemented by various networks. The operating systems and hardware platforms were upgraded, tested and are currently "Year 2000" ready. The replacement or upgrading of financial management and various customized software packages is between approximately 50% and 70% complete. These systems upgrades, replacements, renovations, and testing thereof, are scheduled to be completed during the summer of 1999. Such completion is currently on schedule. With respect to systems that the Company is not upgrading, the Company is currently renovating those systems to be "Year 2000" compliant.

                 The Company is developing contingency plans to address unforeseen system or environmental failures due to the "Year 2000" issue. The major focus of these plans is to have documented procedures to handle the mission-critical functions and to define the business tactics to identify and manage certain problems which may occur as a result of the "Year 2000" issue in as non-disruptive a manner as possible. The Company does not expect to be able to develop feasible contingency plans to address all "Year 2000" related failures and contingency plans which are developed will only mitigate the impact of "Year 2000" failures.

                 The Company's total costs for making its mission-critical systems "Year 2000" compliant are not expected to be material to the Company's financial condition. The estimated total cost of the "Year 2000" project is expected to approximate $1.0 million. To date, the total amount expended on the project is approximately $500,000.

                 The Company believes that the systems upgrades, replacements and renovations will be made on a timely basis, and that the "Year 2000" issue with respect to the Company's internal systems will not pose significant operational problems or result in costs that have a material adverse impact on the Company's business, financial condition or results of operations. A failure by the Company to timely address the "Year 2000" issue, or a failure by the Company to maintain adequate information systems capacity and infrastructure as it upgrades, replaces and renovates its information systems could have a material adverse impact on the Company's business, financial condition or results of operations.

         In addition to the Company's internal systems, certain systems of third party suppliers and service providers which are not currently "Year 2000" compliant could adversely impact the Company's operations. The Company has confirmed with its primary lenders and private-label and other credit suppliers that their systems are, or will on a timely basis be, "Year 2000" compliant. In addition, certain key vendors and service providers have confirmed orally that they are implementing plans to address the "Year 2000" issue. The Company will continue communicating with its key suppliers and key service providers to monitor their plans to address, and progress in addressing, the "Year 2000" issue and to evaluate any impact on the Company. However, there can be no assurance that the systems of third parties with whom the Company does business will be converted timely. A failure by any such third party to timely address the "Year 2000" issue could have a material adverse impact on the Company's business, financial condition or results of operations.

INVENTORY LOSS PREVENTION AND INSURANCE

         The Company undertakes substantial efforts to safeguard its jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, the Company's inventory management and control system, which tracks each item in the Company's inventory, provides a further check against loss or theft. During fiscal 1998, in-store inventory shrinkage amounted to approximately 1.0% of sales. The Company has a full-time manager who directs the Company's loss prevention efforts. The Company maintains insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit and at store premises (whether owned or on consignment) in amounts that the Company believes are reasonable and adequate for the types and amounts of merchandise carried by the Company.

COMPETITION

         The jewelry business is fragmented and highly competitive. The Company competes with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks and internet commerce. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company and can take advantage of national advertising programs. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

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

TRADEMARKS

         Whitehall(R) Co. Jewellers, Lundstrom(R) Jewelers and Marks Bros.(R) Jewelers are registered trademarks in the United States.

EMPLOYEES

         As of January 31, 1999 the Company had approximately 1,740 employees, including approximately 1,610 store level employees. The Company usually hires a limited number of temporary employees during each Christmas selling season. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES

PROPERTIES

         As of April 16, 1999 the Company operated 260 stores in 29 states. All of these stores are leased and are located in regional or super-regional malls. The Company's typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent based on store sales and certain other occupancy charges. At January 31, 1999 the average remaining life of the leases for the Company's stores was approximately six years. While there can be no assurance, the Company expects to be generally able to renew these leases as they expire.

         The Company also leases approximately 28,400 square feet of office and administrative space in Chicago, Illinois in an office building housing its corporate headquarters, distribution functions and quality assurance operations. This lease expires on May 2, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Incorporated herein by reference to section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 1998 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6.       SELECTED FINANCIAL DATA

         Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 1998 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity (Deficit)," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 1998 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1999) is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1999) is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1999) is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before May 10, 1999) is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)(1)  Financial Statements

              The following financial statements are filed as part of this report:

                      Report of Independent Public Accountants.*

                      Balance Sheets of the Company as of January 31, 1999 and 1998.*

                      Statements of Operations of the Company for the years ended January 31, 1999, 1998 and 1997.*

                      Statements of Stockholders' Equity (Deficit) of the Company for the years ended January 31, 1999, 1998 and 1997.*

                      Statements of Cash Flows of the Company for the years ended January 31, 1999, 1998 and 1997.*

                      Notes to Financial Statements.*

----------

     *   Incorporated herein by reference from the Company's 1998 Annual Report.

              (a)(2)  Financial Statement Schedules

                      Report of Independent Public Accountants on Financial Statement Schedule Page 20

                      Schedule  II - Valuation and Qualifying Accounts Page 21

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

              (a)(3)       Exhibits

              The following Exhibits are filed herewith or incorporated herein:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1            Restated Certificate of Incorporation of the Company (1)
3.2            Amended and Restated By-Laws of the Company
4.1            Amended and Restated Stockholders Rights Plan (9)
4.2 Certificate of Designations of Series A Junior Participating Preferred Stock (1)
4.3 Indenture governing the Notes dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National Association, as Trustee (2)
4.4            Form of Series C Notes (included in Exhibit 4.3 to this Form
               10-K) (2)
4.5            Form of Series D Notes (included in Exhibit 4.3 to this Form
               10-K) (2)
4.6            First Supplemental Indenture to Indenture (2)
4.7            Second Supplemental Indenture to Indenture (3)
10.1           Second Amended and Restated Registration Agreement (2)

10.2 Letter Agreements re: Incentive Stock Option dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin, respectively (1) (4)
10.3 Letter Agreements re: Restricted Stock Awards dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (1) (4)
10.4 Letter Agreements re: Incentive Compensation dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (1) (4)
10.5       Company's 1995 Executive Incentive Stock Option Plan (1) (4)
10.6       Letter Agreement re: Incentive Stock Option between the Company and Lynn D. Eisenheim (1) (4)
10.7       1996 Long-Term Incentive Plan, as amended (4)
10.8 Lease dated May 14, 1992 between the Company and New York Life Insurance Company relating to the Company's corporate headquarters (1)
10.9       Executive Severance Agreements each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins, Matthew M. Patinkin and Lynn D. Eisenheim (2) (4)
10.10 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Whitehall Jewellers, Inc. Employee Stock Ownership Trust (2)
10.11      Amended and Restated Employee Stock Ownership Plan (5)
10.12      1997 Long-Term Incentive Plan, as amended (4)
10.13      1998 Non-Employee Directors Stock Option Plan (4)(6)
10.14 Amendment Number One to the 1998 Non-Employee Directors Stock Option Plan (4)
10.15 Asset Purchase Agreement dated as of June 19, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.), Carlyle & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. (7)
10.16 Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of September 10, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.) the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank, N.V. as
           Agents for the Banks (8)
10.17      First Amendment to Amended and Restated Revolving Credit, Term
           Loan and Gold Consignment Agreement dated as of November 17,
           1998, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank, N.V. as Agents for the Banks
10.18      401(k) Plan (3)(4)
10.19      Amendment Number Two to 401(k) Plan (4)(10)
10.20      Amendment Number Three to 401(k) Plan (4)
10.21      Amendment Number Four to 401(k) Plan (4)
10.22      Employment and Severance Agreement dated March 17, 1997 between the Company and Manny A. Brown (4)
13         1998 Annual Report
23         Consent of PricewaterhouseCoopers, LLP
24         Powers of Attorney (included on signature page)
27         Financial Data Schedule


-------------------

(1) Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-1794).

(2) Incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-0403).

(3) Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176.

(4)        Represents management contract or compensatory plan or arrangement.

(5) Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, file No. 0-028176.

(6) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 (Registration No. 333-5015).

(7) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission on September 22, 1998, file No. 0-028176.

(8) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998, file No. 0-028176.

(9) Incorporated by reference to the exhibits filed with the Company's Registration Statement as amended on Form 8-A/A and filed with the Securities and Exchange Commission on April 28, 1999, file No. 0-028176.

(10)       There is no First Amendment to 401(k) Plan.

          (b)     Reports on Form 8-K

                  Current Report on Form 8-K dated January 20, 1999 and filed with the Securities and Exchange Commission on February 3, 1999 (reporting the change in the Company's corporate name), file No. 0-028176.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Whitehall Jewellers, Inc.

Our report on the financial statements of Whitehall Jewellers, Inc. (formerly Marks Bros. Jewelers, Inc.) has been incorporated by reference in this Form 10-K from page 32 of the Annual Report of Whitehall Jewellers, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which is included on page 21 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP



Chicago, Illinois
March 3, 1999

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)


                COLUMN A                       COLUMN B                COLUMN C            COLUMN D        COLUMN E
                --------                       --------       --------------------------   --------        --------

                                             BALANCE AT       CHARGED TO     CHARGED TO                    BALANCE AT
                                            BEGINNING OF      COSTS AND        OTHER                           END
               DESCRIPTION                     PERIOD          EXPENSES       ACCOUNTS       DEDUCTION      OF PERIOD
               -----------                  ----------        ----------     -----------     ---------     ----------
Twelve months ended 1/31/97
  Allowance for doubtful accounts......         $  565          $1,037           --          $  894(1)        $  708
                                                ======          ======                       ======           ======

  Inventory allowance..................          1,263           2,662           --           2,214            1,711
                                                ======          ======                       ======           ======

Twelve months ended 1/31/98
  allowance for doubtful accounts......         $  708          $1,182           --          $1,197(1)        $  693
                                                ======          ======                       ======           ======

  Inventory allowance..................          1,711           3,764           --           3,776            1,699
                                                ======          ======                       ======           ======

Twelve months ended 1/31/99
  Allowance for doubtful accounts......         $ $693          $1,278          --           $  944(1)        $1,027
                                                ======          ======                       ======           ======

  Inventory allowance..................          1,699           4,634         2,000(2)       4,385            3,948
                                                ======          ======         =====         ======           ======


Note:

(1) Uncollectible items written off, less recoveries of items previously written off.
(2) Charged to goodwill as part of the acquisition of the Jewel Box chain of jewelry stores.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 1999                         WHITEHALL JEWELLERS, INC.

                                       By:   /s/ John R. Desjardins
                                             -----------------------------------
                                             John R. Desjardins
                                             Executive Vice President, Finance &
                                             Administration and Secretary


                        POWER OF ATTORNEY AND SIGNATURES

         Each of the undersigned officers and directors of Whitehall Jewellers, Inc. hereby severally constitutes and appoints Hugh M. Patinkin and John R. Desjardins, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Whitehall Jewellers, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of April, 1999.

            Name                                               Capacity
            ----                                               --------
/s/ Hugh M. Patinkin                           Chairman, President and Chief Executive Officer
------------------------------------           (principal executive officer) and Director
Hugh M. Patinkin

/s/ John R. Desjardins                         Executive Vice President, Finance & Administration
------------------------------------           and Secretary (principal financial officer) and Director
John R. Desjardins

/s/ Matthew M. Patinkin                        Director
------------------------------------
Matthew M. Patinkin

/s/ Norman J. Patinkin                         Director
------------------------------------
Norman J. Patinkin

/s/ Jack A. Smith                              Director
------------------------------------
Jack A. Smith

/s/ Daniel H. Levy                             Director
------------------------------------
Daniel H. Levy

/s/ Richard Berkowitz                          Director
------------------------------------
Richard Berkowitz