Form 10-Q
period 1999-04-30
WHITEHALL JEWELLERS INC
filed 1999-06-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1999

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

                155 N. Wacker Drive, Suite 500, Chicago, IL 60606
                    (Address of principal executive offices)

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of April 30, 1999 was 9,624,539 and the number of the Registrant's Class B common stock $1.00 par value as of April 30, 1999 was 101.298.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 1999



PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Operations (unaudited) for the three months ended April 30, 1999 and 1998

               Balance Sheets - April 30, 1999 (unaudited), January 31, 1999 and April 30, 1998 (unaudited)

               Statements of Cash Flows (unaudited) for the three months ended April 30, 1999 and 1998

               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosure About Market Risk


PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security-Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits
               (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 1999 and 1998
                                   (unaudited)
                    (in thousands, except for per share data)


                                                           1999           1998
                                                     ----------     ----------

Net sales                                              $ 58,935       $ 41,584

Cost of sales (including buying and occupancy
expenses)                                                35,948         25,445
                                                     ----------     ----------

      Gross profit                                       22,987         16,139

Selling, general and administrative expenses             19,830         14,193
                                                     ----------     ----------

     Income from operations                               3,157          1,946

Interest expense                                          1,257            814
                                                     ----------     ----------

     Income before income taxes                           1,900          1,132

Income tax expense                                          732            430
                                                     ----------     ----------

     Net income                                        $  1,168       $    702
                                                     ==========     ==========

Basic earnings per share:

     Net income                                        $   0.12       $   0.07
                                                     ==========     ==========

     Weighted average common shares and common
     share equivalents                                    9,893         10,170
                                                     ==========     ==========

Diluted earnings per share:

     Net income                                        $   0.12       $   0.07
                                                     ==========     ==========

     Weighted average common shares and common
     share equivalents                                   10,029         10,405
                                                     ==========     ==========

   The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
               (unaudited, in thousands, except per share amounts)

                                                                                         (Audited)
                                                                 April 30, 1999       January 31, 1999        April 30, 1998
                                                                 --------------       ----------------        --------------
               ASSETS
Current Assets:
      Accounts receivable, net                                     $      1,701           $      3,147          $      1,375
      Layaway receivables, net                                            3,357                  3,514                 2,604
      Merchandise inventories                                           134,483                116,748               105,393
      Other current assets                                                1,129                  1,329                   979
      Deferred financing costs                                              362                    143                   252
      Deferred income taxes, net                                          1,518                  1,518                 1,257
                                                                 --------------       ----------------        --------------
           Total current assets                                         142,550                126,399               111,860
Property and equipment, net                                              37,264                 34,304                24,605
Goodwill                                                                  6,369                  6,448                   ---
Deferred financing costs                                                  1,219                  1,529                   557
Deferred income tax, net                                                    926                    926                 1,953
                                                                 --------------       ----------------        --------------
           Total assets                                            $    188,328           $    169,606          $    138,975
                                                                 ==============       ================        ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Outstanding checks, net                                      $      4,436           $      7,853          $      1,565
      Revolver loan                                                      44,000                 28,886                26,300
      Current portion of long-term debt                                   2,500                  2,750                 1,250
      Accounts payable                                                   45,118                 25,601                36,204
      Accrued payroll                                                     2,612                  4,174                 2,401
      Income taxes                                                          629                  5,226                    79
      Other accrued expenses                                             16,224                 13,431                10,620
                                                                 --------------       ----------------        --------------
           Total current liabilities                                    115,519                 87,921                78,419
      Total long-term debt, net of current portion                       17,140                 17,890                10,566
      Other long-term liabilities                                         1,627                  1,627                 1,462
                                                                 --------------       ----------------        --------------
           Total liabilities                                            134,286                107,438                90,447

Commitments and contingencies

Stockholders' equity:
      Common stock                                                           10                     10                    10
      Class B common stock                                                  ---                    ---                   ---
      Class C common stock                                                  ---                    ---                   ---
      Class D common stock                                                  ---                    ---                   ---
      Additional paid-in capital                                         60,024                 60,008                59,928
      Accumulated earnings (deficit)                                      3,318                  2,150               (11,410)
                                                                 --------------       ----------------        --------------
                                                                         63,352                 62,168                48,528

      Less:
      Treasury stock, at cost (565,500 shares)                           (9,310)                   ---                   ---
                                                                 --------------       ----------------        --------------
           Total stockholders' equity, net                               54,042                 62,168                48,528
                                                                 --------------       ----------------        --------------
           Total liabilities and stockholders' equity
                                                                   $    188,328           $    169,606          $    138,975
                                                                 ==============       ================        ==============

     The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 1999 and 1998
                           (unaudited, in thousands)

                                                                                               Three months ended
                                                                                               ------------------

                                                                                    April 30, 1999            April 30, 1998
                                                                                    --------------            --------------
Cash flows from operating activities:
       Net income                                                                   $        1,168            $          702
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                         1,587                     1,080
       Loss on disposition of assets                                                            23                        27
       Changes in assets and liabilities:
               Decrease in accounts receivable, net                                          1,446                     1,157
               Decrease in layaway receivables, net                                            157                        32
               Increase in merchandise inventories, net of gold consignment                (17,735)                  (20,340)
               Decrease in other current assets                                                200                        17
               Increase in accounts payable                                                 19,517                    19,679
               Decrease in accrued liabilities                                              (3,366)                     (598)
                                                                                    --------------            --------------
                    Net cash provided by operating activities                                2,997                     1,756
Cash flows from investing activities:
       Capital expenditures                                                                 (4,400)                   (2,945)
                                                                                    --------------            --------------
               Net cash used in investing activities                                        (4,400)                   (2,945)
Cash flows from financing activities:
       Borrowing on revolver loan                                                           81,000                   145,754
       Repayment of revolver loan                                                          (68,901)                 (136,295)
       Repayment of term loan                                                               (1,000)                     (250)
       Proceeds from gold consignment                                                        3,015                       ---
       Purchase of treasury stock                                                           (9,310)                      ---
       Proceeds from exercise of stock options                                                  16                        23
       Decrease in outstanding checks, net                                                  (3,417)                   (8,043)
                                                                                    --------------            --------------
               Net cash provided by financing activities                                     1,403                     1,189
                                                                                    --------------            --------------
Net change in cash and cash equivalents                                                        ---                       ---
Cash and cash equivalents at beginning of period                                               ---                       ---
                                                                                    --------------            --------------
Cash and cash equivalents at end of period                                          $          ---            $          ---
                                                                                    ==============            ==============

     The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.   Description of Operations

     The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 262 stores as of April 30, 1999, located in 29 states, operating in regional or superregional shopping malls.

2.   Acquisition

     On September 10, 1998, the Company acquired substantially all of the assets of 36 jewelry stores operating under the Jewel Box name from Carlyle & Co. Jewelers and its affiliates, headquartered in Greensboro, North Carolina. The stores are located in eight states in the Southeastern United States. The Company purchased all associated inventory, accounts receivable and fixed assets for approximately $22 million (including fees and other costs) in cash. The Company financed the acquisition through a term loan and revolving credit facility under its new Credit Agreement. In a related transaction, the Company sold all of the acquired Jewel Box customer accounts receivable for cash to BancOne, N.A.

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6.6 million, and has been recorded as goodwill which is being amortized on a straight-line basis over 25 years. The amount of goodwill amortization in the first quarter of 1999 was $66,000.

     The net purchase price was allocated as follows:

(in thousands)
Inventory                                  $ 9,636
Accounts receivable                          3,902
Other current assets                           121
Fixed assets                                 1,861
Other accrued expenses                        (315)
Goodwill                                     6,555
---------------------------------------------------

Purchase price                             $21,760
===================================================


3.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 1999 was derived from the audited financial statements for the year ended January 31, 1999. The accompanying unaudited Balance Sheets as of April 30, 1999 and 1998 and the Statements of Income and Cash Flows for the three months ended April 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 1999. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

4.   Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $1,185,000, $1,027,000, and $690,000 as of April 30, 1999, January 31, 1999 and
April 30, 1998, respectively.

5.   Inventory

     As of April 30, 1999, January 31, 1999 and April 30, 1998, merchandising inventories consist of:

                     April 30, 1999      January 31, 1999     April 30, 1998
                                           (in thousands)

Raw Materials             $   6,591             $   4,177           $  6,649
Finished Goods              127,892               112,571             98,744
                     ---------------     -----------------    ---------------

Inventory                 $ 134,483             $ 116,748           $105,393
                     ===============     =================    ===============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,926,000, $3,948,000, and $1,713,000 as of April 30, 1999, January 31, 1999 and April 30, 1998,
respectively. As of April 30, 1999, January 31, 1999 and April 30, 1998, consignment inventories held by the Company that are not included in the balance sheets total $39,470,000, $37,778,000, and $30,470,000, respectively.

     In addition, gold consignments of $24,294,000, $21,279,000 and $15,295,000 are not included in the Company's balance sheets as of April 30, 1999, January 31, 1999 and April 30, 1998, respectively.

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

     The interest rates for borrowings under this agreement are, at the Company's option, Eurodollar rates plus 175 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense under the current and former revolver facilities for the three months ended April 30, 1999 and 1998 was

$609,000 and $414,000, reflecting a weighted average interest rate of 7.0% and 7.3%, respectively.

Term Loans

     The term loan facility under the Credit Agreement is available up to a maximum of $20.0 million. The interest rates for these borrowings are, at the Company's option, Eurodollar rates plus 225 basis points or the banks' prime rate plus 50 basis points. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float in a grid based on the Company's quarterly financial performance. The interest expense for the current and former term loan facilities for the three months ended April 30, 1999 and 1998 was $352,000 and $212,000 reflecting a weighted average interest rate of 7.3% and 7.8% respectively.


Gold Consignment Facility

     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15.3 million under a gold consignment facility. During the second quarter of 1998, the Company sold and simultaneously consigned an additional 20,000 troy ounces of gold for $6.0 million. On March 3, 1999, the Company sold and simultaneously consigned 10,500 troy ounces of gold for $3.0 million. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees of 175 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float in a grid based upon the Company's quarterly financial performance. The consignment fees totaled $166,000 at a weighted average rate of 3.5% and $102,000 at a weighted average rate of 3.5% for the three months ended April 30, 1999 and 1998, respectively. On September 10, 2003, the Company is required to repurchase 69,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes

     Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of April 30, 1999, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. In January 1998, $9,880,000 of the Series C Notes were redeemed at a premium of $1,087,000. Interest expense was $19,000 for the three months ended April 30, 1999 and 1998, respectively.

7.   Dilutive Shares That Were Outstanding During the Period

The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at April 30, 1999 and 1998.

                                                  Three months ended
                                          April 30, 1999     April 30, 1998
                                         ----------------   ----------------
                                       (in thousands, except per share amounts)

Net earnings for basic and diluted EPS          $  1,168            $   702

Weighted average shares for basic EPS              9,893             10,170

Incremental shares upon conversions:
Stock options                                        136                235

Weighted average shares for diluted EPS           10,029             10,405

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the first quarter of fiscal 1999 increased $17.4 million, or 41.7%, to $58.9 million. Comparable store sales increased $5.4 million, or 12.3%, in the first quarter of fiscal 1999. Sales for the Jewel Box stores (purchased in September 1998) contributed approximately 1.4% of the comparable store sales increase in the first quarter of fiscal 1999. Sales from new stores contributed $8.1 million to the overall sales increase. Sales from the acquired stores contributed $4.3 million in increased sales. The total number of merchandise units sold increased by approximately 39.8% in the first quarter of fiscal 1999, while the average price per merchandise sale increased to $301 in fiscal 1999 from $292 in fiscal 1998. Comparable store sales increased in part due to the strong economic environment for jewelry purchases, increased use of non-recourse credit, enhanced marketing programs, strong store inventory assortments and the contribution from acquired jewelry stores. The Company opened 13 new stores and closed one store in the first quarter of fiscal 1999, increasing the number of stores to 262 as of April 30, 1999 compared to 198 as of April 30, 1998.

     Gross profit increased $6.8 million, or 42.4%, to $23.0 million in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. Gross profit as a percentage of sales increased to 39.0% in the first quarter of fiscal 1999 compared to 38.8% in the first quarter of fiscal 1998. This increase primarily resulted from higher merchandise margins, and lower store occupancy and buying expenses.

     Selling, general and administrative expenses increased $5.6 million, or 39.7%, to $19.8 million in the first quarter of fiscal 1999 from $14.2 million in the first quarter of fiscal 1998. New stores accounted for $4.3 million of this increase. As a percentage of net sales, selling, general and administrative expenses declined to 33.6% in the first quarter of fiscal 1999 compared to 34.1% in the first quarter of fiscal 1998. The dollar increase primarily relates to higher payroll expenses of $4.0 million, higher other operating expenses of $1.1 million and a $0.4 million increase in advertising expense. Credit sales as a percentage of net sales increased to 41.2% in the first quarter of fiscal 1999 from 39.6% in the first quarter of fiscal 1998, primarily as a result of increased sales through secondary credit programs.

     Interest expense increased approximately $0.5 million to $1.3 million in the first quarter of fiscal 1999 from $0.8 million in the first quarter of fiscal 1998. The impact of higher average borrowings was partially offset by reduced interest rates.

     Income tax expense increased $0.3 million to $0.7 million in the first quarter of 1999 from $0.4 million in the prior period, reflecting an effective annual tax rate of 38.5% and 38.0%, respectively.

     Net income increased to approximately $1.2 million in the first quarter of fiscal 1999 compared to $0.7 million in the first quarter of fiscal 1998 as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and acquisitions of new stores and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

     On February 19, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $10.0 million of its Common Stock. The repurchase program authorizes the Company to purchase shares over an 18-month period in the open market or through privately negotiated transactions. To date, the Company has repurchased 565,500 shares at a total cost of approximately $9.3 million. The program has been financed using the Company's revolving credit facility.

     The Company's cash flow from operating activities increased to $3.0 million in the first quarter of 1999 from $1.8 million in the first quarter of fiscal 1998. Higher income from operations together with increases in accounts payable ($19.5 million), higher depreciation and amortization ($1.6 million) and reduced accounts receivable ($1.4 million) were offset by increases in merchandise inventories ($17.7 million) and by a decrease in accrued liabilities ($3.4 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 1999 and completed new store openings in the first quarter of fiscal 1999. In the first quarter of 1999, the primary sources of the Company's liquidity included a $12.1 million net increase in the amount outstanding under the Company's revolver, proceeds of $3.0 million from gold consignment, partially offset by a decrease of $3.4 million in outstanding checks. The Company utilized cash in the first quarter of 1999 primarily to fund capital expenditures of $4.4 million, primarily related to the opening of 13 new stores in the first quarter of 1999, to fund the purchase of the Company's Common Stock ($9.3 million) and to repay a portion of the term loan ($1.0 million).

     Management expects that cash flow from operating activities and funds available under its revolving credit facility should be sufficient to support the Company's current new store expansion program and seasonal working capital needs for the foreseeable future.

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

     All stores use the same POS software which is licensed from a third-party vendor. In the fall of 1998, a "Year 2000" compliant version of the POS software was installed at all stores. Testing of the new software is substantially complete. The Company has replaced approximately 75-80% of its POS desktop terminals with "Year 2000" compliant terminals. The remaining portion is expected to be replaced by the end of summer, 1999.

     The Company's financial management, information technology, merchandising and other administrative functions operate centrally from the Company's corporate office. The Company uses a mid-range computing platform which is complemented by various networks. The operating systems and hardware platforms were upgraded, tested and are currently "Year 2000" compliant. The replacement or upgrading of financial management and various customized software packages is nearing completion. These systems upgrades, replacements, renovations, and testing thereof, are scheduled to be completed during the summer of 1999. Such completion is currently on schedule. With respect to systems that the Company is not upgrading, the Company is currently renovating those systems to be "Year 2000" compliant.

     The Company is developing contingency plans to address unforeseen system or environmental failures due to the "Year 2000" issue. The major focus of these plans is to have documented procedures to handle the mission-critical functions and to define the business tactics to identify and manage certain problems which may occur as a result of the "Year 2000" issue in as non-disruptive a manner as possible. The Company does not expect to be able to develop feasible contingency plans to address all "Year 2000" related failures; and contingency plans which are developed will only mitigate the impact of "Year 2000" failures.

     The Company's total costs for making its mission-critical systems "Year 2000" compliant are not expected to be material to the Company's financial condition. The estimated total cost of the "Year 2000" project is expected to approximate $1.0 million. To date, the total amount expended on the project is approximately $650,000.

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

     This information is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three months ended April 30, 1999.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders

     (a)  The Company held its annual meeting of stockholders on June 8, 1999.

     (b)  No answer required.

     (c) Proposal 1 involved the election of two directors to serve until the 2002 Annual Meeting. Those directors and the voting results were as follows:


                                                 For       Withheld
                                      -----------------------------
        Matthew M. Patinkin                8,627,378         42,701
        Richard K. Berkowitz               8,642,065         28,014

          Proposal 2 involved approval of an amendment to the Company's 1997 Long-Term Incentive Plan

                                            For    Against or      Abstained or
                                                     Withheld   Broker Non-vote
                                    -------------------------------------------
                                      6,207,282     1,251,893         1,210,904

     (d)  Not applicable.

Item 5 - Other Information

Forward-Looking Statements

     All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy and associated occupancy costs; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the extent and success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel as well as personnel costs;
(6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) timely "Year 2000" compliance by the Company and third party suppliers and service providers; (10) the Company's ability to maintain adequate information systems capacity and infrastructure; (11) the efficient and successful integration of the Jewel Box locations and assets into the Company's existing operations; (12) the Company's leverage and cost of funds; (13) the Company's ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices including diamond, gem and gold prices; (15) regulation; and (16) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit 27   Financial Data Schedule (SEC/EDGAR only)

     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WHITEHALL JEWELLERS, INC.
                                       (Registrant)


Date:  June 15, 1999              By:  /s/ John R. Desjardins
                                       ----------------------
                                       John R. Desjardins
                                       Executive Vice President -
                                       Finance and Administration
                                       (principal financial officer)