Form 10-Q
period 1999-07-31
WHITEHALL JEWELLERS INC
filed 1999-09-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 1999

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of July 31, 1999 was 9,646,982 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 101.298.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 1999



PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Operations for the three months and six months ended July 31, 1999 and 1998 (unaudited)

                  Balance Sheets - July 31, 1999, January 31, 1999 and July 31, 1998 (unaudited)

                  Statements of Cash Flows for the six months ended July 31, 1999 and 1998 (unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits
                  (b) Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 1999 and 1998
              (unaudited)(in thousands, except for per share data)


                                                                    Three months ended                        Six months ended
                                                       July 31, 1999        July 31, 1998       July 31, 1999        July 31, 1998
                                                      -----------------    ----------------    -----------------    ----------------

Net sales                                             $         65,886     $        46,849     $       124,821     $         88,433

Cost of sales (including buying and occupancy
expenses)                                                       39,263              28,087              75,211               53,532
                                                      -----------------    ----------------    -----------------    ----------------
   Gross profit                                                 26,623              18,762              49,610               34,901

Selling, general and administrative expenses
                                                                21,543              15,188              41,373               29,381
                                                      -----------------    ----------------    -----------------    ----------------
   Income from operations                                        5,080               3,574               8,237                5,520

Interest expense                                                 1,392                 840               2,649                1,654
                                                      -----------------    ----------------    -----------------    ----------------
   Income before income taxes                                    3,688               2,734               5,588                3,866

Income tax expense                                               1,420               1,053               2,152                1,483
                                                      -----------------    ----------------    -----------------    ----------------

   Net income                                         $          2,268    $          1,681     $         3,436     $          2,383
                                                      =================   =================    ================    =================

Basic earnings per share:
   Net income                                         $           0.24    $           0.17     $          0.35     $           0.23
                                                      =================   =================    ================    =================
   Weighted average common share and common share
   equivalents                                                   9,636              10,181               9,764               10,176
                                                      =================   =================    ================    =================


Diluted earnings per share:
   Net income                                         $           0.23    $           0.16     $          0.34     $           0.23
                                                      =================   =================    ================    =================
   Weighted average common share and common share
   equivalents                                                   9,961              10,385               9,994               10,395
                                                      =================   =================    ================    =================



    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                            (unaudited, in thousands)

                                                                     July 31, 1999      January 31, 1999       July 31, 1998
                                                                 ------------------    ------------------    ----------------
               ASSETS
Current Assets:
      Accounts receivable, net                                           $ 2,285                $ 3,147             $ 1,604
      Layaway receivables, net                                             4,087                  3,514               3,088
      Merchandise inventories                                            133,667                116,748              97,773
      Other current assets                                                 1,750                  1,329                 911
      Deferred financing costs                                               362                    143                 252
      Deferred income taxes, net                                           1,518                  1,518               1,257
                                                                -----------------    -------------------   -----------------
           Total current assets                                          143,669                126,399             104,885
Property and equipment, net                                               41,733                 34,304              27,148
Goodwill                                                                   6,317                  6,448                 ---
Deferred financing costs                                                   1,129                  1,529                 491
Deferred income tax, net                                                     926                    926               1,953
                                                                 ------------------    ------------------    ----------------

           Total assets                                                 $193,774               $169,606            $134,477
                                                                =================    ===================   =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Outstanding checks, net                                            $ 3,300                $ 7,853             $ 1,878
      Revolver loan                                                       57,554                 28,886              25,820
      Term loan, current                                                   2,750                  2,750               1,500
      Accounts payable                                                    37,993                 25,601              29,137
      Accrued payroll                                                      3,475                  4,174               2,255
      Income taxes                                                           ---                  5,226                 639
      Other accrued expenses                                              14,129                 13,431              11,388
                                                                -----------------    -------------------   -----------------
           Total current liabilities                                     119,201                 87,921              72,617

      Term loan                                                           15,750                 17,250               9,426
      Subordinated debt                                                      640                    640                 640
      Other long-term liabilities                                          1,627                  1,627               1,507
                                                                -----------------    -------------------   -----------------
           Total liabilities                                             137,218                107,438              84,190

Commitments and contingencies

Stockholders' equity:
      Common stock                                                            10                     10                  10
      Class B common stock                                                   ---                    ---                 ---
      Class C common stock                                                   ---                    ---                 ---
      Class D common stock                                                   ---                    ---                 ---
      Additional paid-in capital                                          60,270                 60,008              60,006
      Accumulated earnings (deficit)                                       5,586                  2,150              (9,729)
                                                                -----------------    -------------------   -----------------
                                                                          65,866                 62,168              50,287
                                                                -----------------    -------------------   -----------------
           Less:
           Treasury stock, at cost (565,500 shares)                       (9,310)                   ---                 ---
                                                                -----------------    -------------------   -----------------
           Total stockholders' equity, net                                56,556                 62,168              50,287
                                                                -----------------    -------------------   -----------------
           Total liabilities and stockholders' equity                   $193,774              $ 169,606            $134,477
                                                                =================    ===================   =================


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 1999 and 1998
                            (unaudited, in thousands)



                                                                                            Six months ended
                                                                                            ----------------
                                                                                         July 31,    July 31,
                                                                                             1999        1998
                                                                                        ---------    ---------
Cash flows from operating activities:
    Net income                                                                          $   3,436    $   2,383
    Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                           3,265        2,214
    Loss on disposition of assets                                                              15          159
    Changes in assets and liabilities:                                                        862          928
         Decrease in accounts receivable, net                                                (573)        (452)
         Increase in layaway receivables, net                                             (16,919)     (18,704)
         Increase in merchandise inventories, net of gold consignment                         106           85
         Decrease in other current assets                                                  12,392       12,612
         Increase in accounts payable                                                      (5,754)         499
         Increase in accrued liabilities                                                ---------    ---------

               Net cash used in operating activities                                       (3,170)        (276)
Cash flows from investing activities:
    Capital expenditures                                                                  (10,397)      (6,558)
                                                                                        ---------    ---------
         Net cash used in investing activities                                            (10,397)      (6,558)
Cash flows from financing activities:
    Borrowing on revolver loan                                                            163,993      269,516
    Repayment of revolver loan                                                           (138,340)    (260,537)
    Repayment of term loan                                                                 (1,500)        (500)
    Proceeds from gold consignment                                                          3,015        5,984
    Proceeds from exercise of stock options                                                   262          101
    Purchases of Treasury Stock                                                            (9,310)          --
    Decrease in outstanding checks, net                                                    (4,553)      (7,730)
                                                                                        ---------    ---------

         Net cash provided by financing activities                                         13,567        6,834
                                                                                        ---------    ---------
Net change in cash and cash equivalents                                                        --           --
Cash and cash equivalents at beginning of period                                               --           --
                                                                                        ---------    ---------
Cash and cash equivalents at end of period                                              $      --      $    --
                                                                                        =========    =========



    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 272 stores as of July 31, 1999, located in 31 states, operating in regional or superregional shopping malls.

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

         The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6.6 million, and has been recorded as goodwill which is being amortized on a straight-line basis over 25 years. The amount of goodwill amortization in the second quarter of 1999 was $66,000.

                The net purchase price was allocated as follows:

(in thousands)
Inventory                    $9,636
Accounts receivable           3,902
Other current assets            121
Fixed assets                  1,861
Other accrued expenses        (315)
Goodwill                      6,555
------------------------------------

Purchase price              $21,760
====================================



3.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 1999 was derived from the audited financial statements for the year ended January 31, 1999. The accompanying unaudited Balance Sheets as of July 31, 1999 and 1998, the Statements of Income for the three and six months ended July 31, 1999 and 1998 and the Statements of Cash Flows for the six months ended July 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 1999. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

4.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts of $1,456,000, $1,027,000, and $844,000 as of July 31, 1999,
January 31, 1999 and July 31, 1998, respectively.

5.       Inventory

         As of July 31, 1999, January 31, 1999 and July 31, 1998, merchandising inventories consist of:


                                        July 31, 1999               January 31, 1999                   July 31, 1998
                                                                      (in thousands)

Raw Materials                               $   5,661                      $   4,177                        $  5,638
Finished Goods                                128,006                        112,571                          92,135
                            ==========================     ==========================     ===========================
Inventory                                   $ 133,667                      $ 116,748                        $ 97,773
                            ==========================     ==========================     ===========================


         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,964,000, $3,948,000, and $1,449,000 as of July 31, 1999, January 31, 1999 and July 31,
1998, respectively. As of July 31, 1999, January 31, 1999 and July 31, 1998, consignment inventories held by the Company that are not included in the balance sheets total $43,370,000, $37,778,000, and $28,713,000, respectively.

         In addition, gold consignments of $24,294,000, $21,279,000 and $21,279,000 are not included in the Company's balance sheets as of July 31, 1999, January 31, 1999 and July 31, 1998, respectively.

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

         The interest rates for borrowings under this agreement are, at the Company's option, Eurodollar rates plus 125 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense under the current and former revolver facilities for the six months ended July 31, 1999 and 1998 was $1,397,000 and $834,000, reflecting a weighted average interest rate of 6.1% and 7.2%, respectively.

Term Loans
----------

         The term loan facility under the Credit Agreement is available up to a maximum of $18.5 million (originally $20.0 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, Eurodollar rates plus 175 basis
                                       7
points or the banks' prime rate plus 50 basis points. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float in a grid based on the Company's quarterly financial performance. The interest expense for the current and former term loan facilities for the six months ended July 31, 1999 and 1998 was $681,000 and $426,000 reflecting a weighted average interest rate of 7.0% and 7.7% respectively.


Gold Consignment Facility
-------------------------

     During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15.3 million under a gold consignment facility. During the second quarter of 1998, the Company sold and simultaneously consigned an additional 20,000 troy ounces of gold for $6.0 million. On March 3, 1999, the Company sold and simultaneously consigned 10,500 troy ounces of gold for $3.0 million. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees of 175 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float in a grid based upon the Company's quarterly financial performance. The consignment fees totaled $311,000 at a weighted average rate of 3.1% and $234,000 at a weighted average rate of 3.2% for the six months ended July 31, 1999 and 1998, respectively. On September 10, 2003, the Company is required to repurchase 69,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes
------------------

     Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of July 31, 1999, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. In January 1998, $9,880,000 of the Series C Notes were redeemed at a premium of $1,087,000. Interest expense was $39,000 for the six months ended July 31, 1999 and 1998, respectively.


7.       Dilutive Shares That Were Outstanding During the Period

The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at July 31, 1999 and 1998.


                                                             Three months ended                         Six Months Ended
                                                       July 31, 1999        July 31, 1998       July 31, 1999        July 31, 1998
                                                    -----------------    -----------------    ----------------     ----------------
                                                                       (in thousands, except per share amounts)

Net earnings for basic and diluted EPS                       $ 2,268              $ 1,681             $ 3,436              $ 2,383

Weighted average shares for basic EPS                          9,636               10,181               9,764               10,176

Incremental shares upon conversions:
Stock options                                                    325                  204                 230                  219

Weighted average shares for diluted EPS                        9,961               10,385               9,994               10,395


PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended July 31, 1999
--------------------------------------------------------------

     Net sales for the second quarter of fiscal 1999 increased $19.0 million, or 40.6%, to $65.9 million. Comparable store sales increased $6.0 million, or 12.3%, in the second quarter of fiscal 1999. Sales for the Jewel Box stores (purchased in September 1998) contributed approximately 0.6% of the comparable store sales increase in the second quarter of fiscal 1999. The Jewel Box stores posted a 17.8% comparable store sales increase during the second quarter. Sales from new stores contributed $8.8 million to the overall sales increase. Sales from the acquired stores contributed $5.0 million in increased sales. The total number of merchandise units sold increased by approximately 31.3% in the second quarter of fiscal 1999, while the average price per merchandise sale increased to $302 in fiscal 1999 from $281 in fiscal 1998. Comparable store sales increased in part due to the strong economic environment for jewelry purchases, increased use of non-recourse credit, enhanced marketing programs, strong store inventory assortments and the contribution from acquired jewelry stores. The Company opened 10 new stores in the second quarter of fiscal 1999 increasing the number of stores open to 272 as of July 31, 1999 compared to 207 as of July 31, 1998.

     Gross profit increased $7.9 million to $26.6 million in the second quarter of fiscal 1999. Gross profit as a percentage of sales increased to 40.4% in the second quarter of fiscal 1999 from 40.0% compared to the second quarter of fiscal 1998. This increase primarily resulted from higher merchandise margins, and lower occupancy and buying expenses as a percentage of sales.

     Selling, general and administrative expenses increased $6.4 million, or 41.8%, to $21.5 million in the second quarter of fiscal 1999 from $15.2 million in the prior period. New stores opened and expenses associated with the Company's Year 2000 project contributed to the increase. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% in the second quarter of fiscal 1999 from 32.4% in the second quarter of fiscal 1998. The dollar increase primarily relates to higher payroll expenses of $4.0 million, higher other expenses of $1.8 million, and higher credit costs of $0.5 million. Credit sales as a percentage of net sales increased to 42.6% in the second quarter of fiscal 1999 from 39.4% in the second quarter of fiscal 1998, primarily as a result of increased sales through secondary credit programs and increased promotions.

     Interest expense increased approximately $0.6 million to $1.4 million in the second quarter of fiscal 1999 from $0.8 million in the second quarter of fiscal 1998. The impact of higher average borrowings was partially offset by reduced interest rates.

     Income tax expense increased approximately $0.4 million to $1.4 million in the second quarter of fiscal 1999 from $1.0 million in the prior period, reflected an effective annual tax rate of 38.5% in both periods.


Results of Operations for the Six Months Ended July 31, 1999
------------------------------------------------------------

         Net sales for the six months ended July 31, 1999 increased $36.4 million, or 41.1%, to $124.8 million. Comparable store sales increased $11.3 million, or 12.3%, in the first six months of fiscal 1999. Sales for the Jewel Box stores (purchased in September 1998) contributed approximately 1.0% of the comparable store sales increase for the first six months of fiscal 1999. The Jewel Box stores posted a 20.9% comparable store sales increase for the six months ended July 31, 1999. Sales from new stores contributed $16.8 million to the overall sales increase. Sales from the acquired stores contributed $9.3 million in increased sales. The total number of merchandise units sold increased by approximately 35.3% in the first half of fiscal 1999, while the average price per merchandise sale increased to $301 in fiscal 1999 from $286 in fiscal 1998. Comparable store sales increased in part due to the strong economic environment for jewelry purchases, increased use of non-recourse credit, enhanced marketing programs, strong store inventory assortments and the contribution from acquired jewelry stores. The Company opened 23 new stores and closed one store in the first six months of fiscal 1999 increasing the number of stores open to 272 as of July 31, 1999 compared to 207 as of July 31, 1998.

     Gross profit increased $14.7 million to $49.6 million in the first six months of fiscal 1999. Gross profit as a percentage of sales increased to 39.7% in the first six months of fiscal 1999 from 39.5% compared to the same period of fiscal 1998. This increase primarily resulted from higher merchandise margins, and lower occupancy and buying expenses as a percentage of sales.

     Selling, general and administrative expenses increased $12.0 million, or 40.8%, to $41.4 million for the first six months of fiscal 1999 from $29.4 million in the prior period. New stores opened and other operating expenses, including those expenses associated with the Company's Year 2000 project, contributed to the increase. As a percentage of net sales, selling, general and administrative expenses decreased to 33.1% in the first half of fiscal 1999 from 33.2% in the first half of fiscal 1998. The dollar increase primarily relates to higher payroll expenses of $8.0 million, higher other expenses of $2.9 million, increased credit expense of approximately $0.7 million and higher advertising costs of $0.6 million. Credit sales as a percentage of net sales increased to 41.9% in the first half of fiscal 1999 from 38.6% in the first half of fiscal 1998, primarily as a result of increased sales through secondary credit programs.

     Interest expense increased approximately $0.9 million to $2.6 million in the first six months of fiscal 1999 from $1.7 million in the first six months of fiscal 1998. The impact of higher average borrowings was partially offset by reduced interest rates.

     Income tax expense increased approximately $0.7 million to $2.2 million in the first half of fiscal 1999 from $1.5 million in the prior period, reflected an effective annual tax rate of 38.5% and 38.4% for the six months ended July 31, 1999 and 1998, respectively.


Liquidity and Capital Resources
-------------------------------

         The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and acquisitions of new stores and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been bank borrowings under the Company's revolver and cash flow from operations.

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

         The Company's cash flow used in operating activities increased to $3.2 million in the six months ended July 31, 1999 from $0.3 million used in operating activities in the six months ended July 31, 1998. Higher income from operations together with increases in accounts payable ($12.4 million), higher depreciation and amortization ($3.3 million) and reduced accounts receivable ($0.9 million) were offset by increases in merchandise inventories ($16.9 million) and by a decrease in accrued liabilities ($5.8 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the third quarter of fiscal 1999 and completed new store openings in the first half of fiscal 1999. In the first half of 1999, the primary sources of the Company's liquidity included a $25.7 million net increase in the amount outstanding under the Company's revolver, proceeds of $3.0 million from gold consignment, partially offset by a decrease of $4.6 million in outstanding checks. The Company utilized cash in the first six half of fiscal 1999 primarily to fund capital expenditures of $10.4 million, primarily related to the opening of 23 new stores in the first half of 1999, to fund the purchase of the Company's Common Stock ($9.3 million) and to repay a portion of the term loan ($1.5 million).

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

         The Company operates exclusively in one business segment, specialty retail jewelry. All stores are located within the United States. The Company's two principle mission-critical systems applications are the point-of-sale ("POS") terminals and software which controls store transaction processing, and the centrally maintained information systems infrastructure which controls financial, merchandising and administrative systems.

         All stores use the same POS software which is licensed from a third-party vendor. In the fall of 1998, a "Year 2000" compliant version of the POS software was installed at all stores. Testing of the new software is substantially complete. The Company has replaced all of its POS desktop terminals with "Year 2000" compliant terminals.

         The Company's financial management, information technology, merchandising and other administrative functions operate centrally from the Company's corporate office. The Company uses a mid-range computing platform which is complemented by various networks. The operating systems and hardware platforms were upgraded, tested and the Company believes are currently "Year 2000" compliant. The replacement or upgrading and testing of financial management and various customized software packages is substantially complete. With respect to systems that the Company is not upgrading, the Company is currently renovating those systems to be "Year 2000" compliant.

         The Company is developing contingency plans to address unforeseen system or environmental failures due to the "Year 2000" issue. The major focus of these plans is to have documented procedures to (1)handle the mission-critical functions and (2)to define the business tactics to identify and manage certain problems which may occur as a result of the "Year 2000" issue in as non-disruptive a manner as possible. The Company does not expect to be able to develop feasible contingency plans to address all "Year 2000" related failures; and contingency plans which are developed will only mitigate the impact of "Year 2000" failures.

         The Company's total costs for making its mission-critical systems "Year 2000" compliant are not expected to be material to the Company's financial condition. The total cost of the "Year 2000" project is expected to approximate $1.2 million. To date, the total amount expended on the project is approximately $1 million.

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         This information is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the six months ended July 31, 1999.

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

                                  WHITEHALL JEWELLERS, INC.
                                  (Registrant)


Date: September 15, 1999          By: /s/John R. Desjardins
                                      ---------------------
                                      John R. Desjardins
                                      Executive Vice President -
                                      Finance and Administration
                                      (principal financial officer)