Form 10-Q
period 1999-10-31
WHITEHALL JEWELLERS INC
filed 1999-12-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of the Registrant's common stock $.001 par value per share, outstanding as of October 31, 1999 was 9,640,683 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 101.298.

                           WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1999



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Statements of Operations for the three months and nine months ended October 31, 1999 and 1998 (unaudited)

          Balance Sheets - October 31, 1999 (unaudited), January 31, 1999 (audited) and October 31, 1998 (unaudited)

          Statements of Cash Flows for the nine months ended October 31, 1999 and 1998 (unaudited)

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits
          (b)      Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           Whitehall Jewellers, Inc.
                            Statements of Operations
                   for the three months and nine months ended
                    October 31, 1999 and 1998 (unaudited)(in
                     thousands, except for per share data)

                                                           Three months ended          Nine months ended
                                                          October     October       October       October
                                                          31, 1999    31, 1998      31, 1999      31, 1998
                                                         ----------  ----------    -----------   -----------
Net sales                                                 $ 62,933     $ 48,483     $ 187,754     $ 136,916

Cost of sales (including buying and occupancy
expenses)                                                   37,894       29,453       113,105        82,985
                                                          ---------    ---------    ----------    ----------
   Gross profit                                             25,039       19,030        74,649        53,931

Selling, general and administrative expenses
                                                            21,605       16,837        62,978        46,218
                                                          ---------    ---------    ----------    ----------
   Income from operations                                    3,434        2,193        11,671         7,713

Interest expense                                             1,669        1,202         4,318         2,856
                                                          ---------    ---------    ----------    ----------
   Income before income taxes                                1,765          991         7,353         4,857

Income tax expense                                             680          382         2,832         1,865
                                                          ---------    ---------    ----------    ----------

   Net income                                             $  1,085     $    609      $  4,521     $   2,992
                                                          =========    =========     =========    ==========

Basic earnings per share:
   Net income                                             $   0.11     $   0.06      $   0.46     $    0.29
                                                          =========    =========     =========    ==========
   Weighted average common share and common share
   equivalents                                               9,651       10,189         9,726     $  10,180
                                                          =========    =========     =========    ==========

Diluted earnings per share:
   Net income                                             $   0.11     $   0.06      $   0.45     $     0.29
                                                          =========    =========    ==========    ===========
   Weighted average common share and common share
   equivalents                                              10,143       10,259        10,053         10,356
                                                          =========    ==========   ==========    ===========


    The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                                 Balance Sheets
         as of October 31, 1999, January 31, 1999 and October 31, 1998
                           (unaudited, in thousands)

                                                                           (audited)
                                                  ----------------     ----------------      ----------------
                                                  October 31, 1999     January 31, 1999      October 31, 1998
                                                  ----------------     ----------------      ----------------
          ASSETS
Current Assets:
    Accounts receivable, net                      $       3,020        $       3,147         $       1,817
    Layaway receivables, net                              5,061                3,514                 3,201
    Merchandise inventories                             161,848              116,748               131,171
    Other current assets                                    951                1,329                   833
    Prepaid taxes                                         1,671                  ---                   508
    Deferred income taxes, net                            1,518                1,518                 1,257
    Deferred financing costs                                362                  143                   252
                                                  -------------        -------------         -------------
        Total current assets                            174,431              126,399               139,039
Property and equipment, net                              47,246               34,304                32,760
Goodwill                                                  6,252                6,448                 8,148
Deferred income tax, net                                    926                  926                 1,953
Deferred financing costs                                  1,038                1,529                   425
                                                  -------------        -------------         -------------
        Total assets                              $     229,893        $    169,606          $     182,325
                                                  =============        =============         =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Outstanding checks, net                       $       5,854        $       7,853         $       2,079
    Revolver loans                                       64,129               28,886                43,862
    Current portion of long-term debt                     3,000                2,750                 2,000
    Accounts payable                                     60,492               25,601                47,724
    Accrued payroll                                       3,697                4,174                 1,873
    Income taxes                                            ---                5,226                   ---
    Other accrued expenses                               17,454               13,431                13,736
                                                  -------------        -------------         -------------
        Total current liabilities                       154,626              87,921                111,274

    Term loan                                            15,500               17,250                18,000
    Subordinated debt                                       640                  640                   640
    Other long-term liabilities                           2,085                1,627                 1,513
                                                  -------------        -------------         -------------
        Total liabilities                               172,851             107,438                131,427

Commitments and contingencies

Stockholders' equity:
    Common stock                                             10                   10                    10
    Class B common stock                                    ---                  ---                   ---
    Class C common stock                                    ---                  ---                   ---
    Class D common stock                                    ---                  ---                   ---
    Additional paid-in capital                           60,358               60,008                60,008
    Accumulated earnings (deficit)                        6,671                2,150                (9,120)
                                                  -------------        -------------         -------------
                                                         67,039               62,168                50,898
                                                  -------------        -------------         -------------

        Less:
        Treasury stock, at cost (588,900
        shares)                                          (9,997)                 ---                   ---
                                                  -------------         ------------          ------------
        Total stockholders' equity, net                  57,042               62,168                50,898
                                                  -------------         ------------          ============
        Total liabilities and
        stockholders' equity                      $     229,893         $    169,606          $    182,325
                                                  =============         ============          ============

    The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                            Statements of Cash Flows
              for the nine months ended October 31, 1999 and 1998
                           (unaudited, in thousands)

                                                                      Nine months ended
                                                             ----------------------------------
                                                                 October             October
                                                                 31, 1999            31, 1999
                                                             --------------       -------------
Cash flows from operating activities:
    Net income                                                 $    4,521           $   2,992
    Adjustments to reconcile net income to net cash
        (used  in) provided by operating activities:
    Depreciation and amortization                                   5,089               3,653
    Loss on disposition of assets                                      89                 124
    Changes in assets and liabilities:
         Decrease in accounts receivable, net                         127                 541
         Increase in layaway receivables, net                      (1,547)               (565)
         Increase in merchandise inventories, net of
         gold consignment                                         (45,100)            (43,499)

         Decrease in other current assets                             378                 280
         Increase in accounts payable                              34,891              31,199
         Increase in accrued liabilities                           (2,893)              1,234
                                                             --------------       -------------
               Net cash used in operating activities               (4,445)             (4,041)
Cash flows from investing activities:
    Capital expenditures                                          (17,652)            (11,763)
    Purchase of assets                                                ---             (22,891)
    Proceeds from assets sold                                         ---               4,542
                                                             --------------       -------------
         Net cash used in investing activities                    (17,652)            (30,112)
Cash flows from financing activities:
    Borrowing on revolver loan                                    232,694             181,701
    Repayment of revolver loan                                   (200,466)           (154,680)
    Proceeds from term loan                                           ---              20,000
    Repayment of term loan                                         (1,500)            (11,426)
    Proceeds from gold consignment                                  3,015               5,984
    Proceeds from exercise of stock options                           350                 103
    Purchases of treasury stock                                    (9,997)
    Decrease in outstanding checks, net                            (1,999)             (7,529)
                                                             --------------       -------------
         Net cash provided by financing activities                 22,097              34,153
                                                             --------------       -------------
Net change in cash and cash equivalents                               ---                 ---
Cash and cash equivalents at beginning of period                      ---                 ---
                                                             ==============       =============
Cash and cash equivalents at end of period                     $      ---          $      ---
                                                             ==============       =============

    The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                         Notes to Financial Statements

1.    Description of Operations

      The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 289 stores as of October 31, 1999, located in 33 states, operating in regional or super-regional shopping malls.

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

      The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $6.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years. The amount of goodwill amortization in the third quarter of 1999 was $66,000.

      The net purchase price was allocated as follows:

(in thousands)
Inventory                                      $9,636
Accounts receivable                             3,902
Other current assets                              121
Fixed assets                                    1,861
Other accrued expenses                          (315)
Goodwill                                        6,555
------------------------------------------------------

Purchase price                                $21,760
======================================================

3.    Summary of Significant Accounting Policies

      Basis for Presentation

          The accompanying Balance Sheet as of January 31, 1999 was derived from the audited financial statements for the year ended January 31, 1999. The accompanying unaudited Balance Sheets as of October 31, 1999 and 1998 and the Statements of Operations for the three months and nine months ended October 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 1999. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.


4.    Accounts Receivables, Net

          Accounts receivable are shown net of the allowance for doubtful accounts of $1,579,000, $1,027,000 and $928,000 as of October 31, 1999, January
31, 1999 and October 31, 1998, respectively.


5.    Inventory

          As of October 31, 1999, January 31, 1999 and October 31, 1998, merchandising inventories consist of:


                     October 31, 1999     January 31, 1999      October 31, 1998
                                            (in thousands)

Raw Materials                  $7,300               $4,177             $   6,278
Finished Goods                154,548              112,571               124,893
                    =================     ================      ================
Inventory                    $161,848             $116,748           $   131,171
                    =================     ================      ================

          Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress as of October 31, 1999, January 31, 1999, or October 31, 1998. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,559,000, $3,948,000 and $4,199,000 as of October 31, 1999, January 31, 1999
and October 31, 1998, respectively. As of October 31, 1999, January 31, 1999 and October 31, 1998, consignment inventories held by the Company that are not included in the balance sheets total $53,490,000, $37,778,000, and $37,665,000, respectively.

          In addition, gold consignments of $24,294,000, $21,279,000 and $21,279,000 are not included in the Company's balance sheets as of October 31, 1999, January 31, 1999 and October 31, 1998, respectively.

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

Revolver Loan
-------------

          The revolving loan facility under the Credit Agreement is available up to a maximum of $90.0 million, including amounts borrowed under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold which fluctuates based on current gold prices. Effective October 5, 1999 the revolving credit facility under the Credit Agreement was increased to $100 million through December 31, 1999. Interest rates and commitment fees on the unused facility float in a grid based on the Company's quarterly financial performance.

          Current interest rates for borrowings under this agreement are, at the Company's option, Eurodollar rates plus 137.5 basis points or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense under the current and former revolver facilities for the nine months ended October 31, 1999 and 1998 was $2,386,000 and $1,493,000, reflecting a weighted average interest rate of 6.5% and 7.3%, respectively.

Term Loans
----------

          The term loan facility under the Credit Agreement is available up to a maximum of $18.5 million (originally $20.0 million, less principal repayments). Current interest rates for these borrowings are, at the Company's option, Eurodollar rates plus 187.5 basis points or the banks' prime rate plus 50 basis points. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float in a grid based on the Company's quarterly financial performance. The interest expense for the nine months ended October 31, 1999 and 1998 for these borrowings was $1,016,000 and $748,000 reflecting a weighted average interest rate of 7.1% and 7.8%, respectively.

Gold Consignment Facility
-------------------------

          During the second quarter of 1996, the Company sold and simultaneously consigned a total of 39,000 troy ounces of gold for $15.3 million under a gold consignment facility. During the second quarter of 1998, the Company sold and simultaneously consigned an additional 20,000 troy ounces of gold for $6.0 million. On March 3, 19999, the Company sold and simultaneously consigned 10,500 troy ounces of gold for $3.0 million. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees of 175 basis points over the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee of 50 basis points per annum on the unused portion of the gold consignment facility is payable monthly. The consignment fees totaled $489,000 at a weighted average rate of 3.4% and $366,000 at a weighted average rate of 3.1% for the nine months ended October 31, 1999 and 1998, respectively. On September 10, 2003, the Company is required to repurchase 69,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes
------------------

          Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of October 31, 1999, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. In January 1998, $9,880,000 of the Series C Notes were redeemed at a premium of $1,087,000. Interest expense was $58,000 for the nine months ended October 31, 1999 and 1998.

7.    Dilutive Shares That Were Outstanding During the Period

          The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at October 31, 1999 and 1998.

                                             Three months ended           Nine months ended
                                                 (in thousands, except per share amounts)
                                           October       October        October       October
                                           31, 1999      31, 1998       31, 1999      31, 1998
                                           --------      --------       --------      --------
Net earnings for basic and diluted EPS     $  1,085      $    609       $  4,521      $  2,992

Weighted average shares for basic EPS         9,651        10,189          9,726        10,180

Incremental shares upon conversions:
Stock options                                   492            70            327           176

Weighted average shares for diluted EPS      10,143        10,259         10,053        10,356

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended October 31, 1999
-----------------------------------------------------------------

          Net sales for the third quarter of fiscal 1999 increased $14.5 million, or 29.8%, to $62.9 million. Comparable store sales, which includes the Jewel Box store sales only for the month of October 1999, increased $3.6 million, or 8.0% in the third quarter of fiscal 1999. Sales from new stores contributed $8.7 million to the overall sales increase. Sales from the acquired stores contributed $1.7 million in increased sales. The total number of merchandise units sold increased by approximately 17.4% in the third quarter of fiscal 1999, while the average price per merchandise sale increased to $347 in the third quarter of fiscal 1999 from $315 in the third quarter of fiscal 1998. Comparable store sales increased in part due to the strong economic environment for jewelry purchases, increased use of non-recourse credit and strong store inventory assortments. The Company opened 18 new stores and closed one store in the third quarter of fiscal 1999 increasing the number of stores opened to 289 as of October 31, 1999 compared to 244 as of October 31, 1998.

          Gross profit increased $6.0 million to $25.0 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Gross profit as a percentage of sales increased to 39.8% in the third quarter of fiscal 1999 compared to 39.3% in the third quarter of fiscal 1998. This increase is attributable to higher merchandise margins in diamond and semi-precious categories that were partially offset by slightly increased occupancy and buying costs.

          Selling, general and administrative expenses increased $4.8 million, or 28.3%, to $21.6 million in the third quarter of fiscal 1999 from $16.8 million in the third quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 34.3% from 34.7% in the prior year quarter. The dollar increase primarily relates to higher payroll expenses of $3.1 million, higher other expenses of $1.2 million, and higher credit costs of $0.3 million. Credit sales as a percentage of net sales increased to 46.7% in the third quarter of fiscal 1999 from 42.9% in the third quarter of fiscal 1998, primarily as a result of increased sales through secondary credit programs and increased promotions.

          Interest expense increased $0.5 million to $1.7 million in the third quarter of fiscal 1999 from $1.2 million in the third quarter of fiscal 1998. This increase was attributable to the impact of higher average borrowings due to store expansion, working capital needs and the Company's stock repurchase program, that were partially offset by reduced interest rates.

          Income tax expense increased approximately $0.3 million to $0.7 million in the third quarter of fiscal 1999 from $0.4 million in the prior period, reflecting an effective annual tax rate of 38.5% in both periods.

Results of Operations for the Nine months Ended October 31, 1999
----------------------------------------------------------------

          Net sales for the nine months ended October 31, 1999 increased $50.8 million, or 37.1%, to $187.8 million. Comparable store sales, which includes the Jewel Box store sales for the first six months of fiscal 1999 and the month of October 1999, increased $15.0 million or 10.9% in the first nine months of fiscal 1999. Sales from new stores contributed $25.9 million to the overall sales increase. Sales from the acquired stores contributed $12.2 million in increased sales. These sales increases were partially offset by lost sales of $1.6 million related to store closings. The total number of merchandise units sold increased by approximately 29.3% for the first nine months of fiscal 1999, while the average price per merchandise sale increased to $315 in the first nine months of fiscal 1999 from $296 in the first nine months of fiscal 1998. Comparable store sales increased in part due to the strong economic environment for jewelry purchases, increased use of non-recourse credit, marketing programs, strong store inventory assortments and the contribution from acquired jewelry stores. The Company opened 41 new stores and closed two stores in the first nine months of fiscal 1999 increasing the number of stores opened to 289 as of October 31, 1999 compared to 244 as of October 31, 1998.

          Gross profit increased $20.7 million to $74.6 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Gross profit as a percentage of sales increased to 39.8% in the first nine months of fiscal 1999 compared to 39.4% compared to the same period of fiscal 1998. This increase primarily resulted from higher merchandise margins and lower buying expenses as a percentage of sales.

          Selling, general and administrative expenses increased $16.8 million, or 36.3%, to $63.0 million in the first nine months of fiscal 1999 from $46.2 million in the prior period. As a percentage of net sales, selling, general and administrative expenses decreased to 33.5% from 33.8% in the prior year period. The dollar increase primarily relates to higher payroll expenses of $11.3 million, higher other expenses of $4.1 million, and higher credit costs of $1.3 million. Credit sales as a percentage of net sales increased to 43.5% in the first nine months of fiscal 1999 from 40.7% in the first nine months of fiscal 1998, primarily as a result of increased sales through secondary credit programs and increased promotions.

          Interest expense increased $1.5 million to $4.3 million in the first nine months of fiscal 1999 from $2.8 million in the first nine months of fiscal 1998. This increase was attributable to the impact of higher average borrowings due to store expansion, working capital needs and the Company's stock repurchase program that were partially offset by reduced interest rates.

          Income tax expense increased approximately $1.0 million to $2.8 million in the first nine months of fiscal 1999 from $1.8 million in the prior period, reflecting an effective annual tax rate of 38.5% in both periods.

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

          On February 19, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of its Common Stock. The repurchase program authorizes the Company to purchase shares over an 18-month period in the open market or through privately negotiated transactions. The Company has effectively completed the repurchase program. As of October 31, 1999, the Company has repurchased 588,900 shares at a total cost of approximately $10.0 million. The program has been financed using the Company's revolving credit facility.

          The Company's cash flow used in operating activities increased to $4.4 million in the nine months ended October 31, 1999 from $4.0 million used in operating activities in the nine months ended October 31, 1998. Higher income from operations together with increases in accounts payable ($34.9 million) and higher depreciation and amortization ($5.1 million) were offset by increases in merchandise inventories ($45.1 million), by an increase in accrued liabilities ($2.9 million) and by an increase in layaway receivables ($1.5 million). The increase in merchandise inventories primarily related to inventory for new store openings and an increase in inventories in advance of the Christmas selling season. In the first nine months of 1999, the primary sources of the Company's liquidity included a $32.2 million net increase in the amount outstanding under the Company's revolver, proceeds of $3.0 million from gold consignment, partially offset by a decrease of $2.0 million in outstanding checks. The Company utilized cash in the first nine months of fiscal 1999 primarily to fund capital expenditures of $17.7 million, primarily related to the opening of 41 new stores in the first nine months of 1999, to fund the purchase of the Company's Common Stock ($10.0 million) and to repay a portion of the term loan ($1.5 million).

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

          The Company's financial management, information technology, merchandising and other administrative functions operate centrally from the Company's corporate office. The Company uses a mid-range computing platform which is complemented by various networks. In the second and third quarters of 1999, "Year 2000" compliant versions of these operating systems were installed and tested. The operating systems and hardware platforms were upgraded, tested and the Company believes are currently "Year 2000" compliant. The replacement or upgrading and testing of financial management and various customized software packages is complete. With respect to systems that the Company is not upgrading, the Company believes that the renovation of these systems is substantially complete.

          In addition to the Company's internal systems, certain systems of third party suppliers and service providers which are not currently "Year 2000" compliant could adversely impact the Company's operations. The Company has confirmed with its primary lenders and private-label and other credit suppliers that their systems are, or will on a timely basis be, "Year 2000" compliant. In addition, certain key vendors and service providers have confirmed orally that they are implementing plans to address the "Year 2000" issue. The Company has continued to use its reasonable efforts to communicate with its key suppliers and key service providers to monitor their plans to address, and progress in addressing, the "Year 2000" issue and to evaluate any impact on the Company. However, there can be no assurance that the systems of third parties with whom the Company does business will be converted timely. A failure by any such third party to timely address the "Year 2000" issue could have a material adverse impact on the Company's business, financial condition or results of operations.

          The Company has developed contingency plans to address unforeseen system or environmental failures due to the "Year 2000" issue. The major focus of these plans is to have documented procedures to (1) handle the mission-critical functions and (2) to define the business tactics to identify and manage certain problems which may occur as a result of the "Year 2000" issue in as non-disruptive a manner as possible. The Company does not expect to be able to develop feasible contingency plans to address all "Year 2000" related failures; and contingency plans which are developed will only mitigate the impact of "Year 2000" failures.

          The Company's total costs for making its mission-critical systems "Year 2000" compliant are not expected to be material to the Company's financial condition. The total cost of the "Year 2000" project is expected to approximate $1.2 million. To date, the total amount expended on the project is approximately $1.1 million.

          Although there can be no assurance that unanticipated events will not occur, or that the Company has identified and adequately addressed all "Year 2000" issues, the Company believes that the systems upgrades, replacements and renovations have been made on a timely basis, and that the "Year 2000" issue with respect to the Company's internal systems will not pose significant operational problems or result in costs that have a material adverse impact on the Company's business, financial condition or results of operations. If unanticipated "Year 2000" issues arise that the Company has failed to adequately address, this could have a material adverse impact on the Company's business, financial condition or results of operations.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements
--------------------------

All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy and associated occupancy costs; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the extent and success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel as well as personnel costs;
(6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) timely "Year 2000" compliance by the Company and third party suppliers and service providers; (10) the Company's ability to maintain adequate information systems capacity and infrastructure; (11) the Company's leverage and cost of funds; (12) the Company's ability to maintain adequate loss prevention measures; (13) fluctuations in raw material prices including diamond, gem and gold prices; (14) the extent and results of the Company's E-commerce strategies and those of others; (15) regulation; (16) the successful integration of acquired locations and assets into the Company's existing operations; and, (17) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 27     Financial Data Schedule (SEC/EDGAR only)

(b)      Reports on Form 8-K

         On December 14, 1999, the Company filed a Report on Form 8-K (dated December 14, 1999) with the Securities and Exchange Commission reporting the issuance of a press release on that date announcing that the Company's Board of Directors had declared a three-for-two common stock split to be effected by a 50% dividend on the Company's Common Stock and Class B Common Stock.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WHITEHALL JEWELLERS, INC.
                                   (Registrant)
Date:  December 15, 1999           By: /s/ John R. Desjardins


                                   --------------------------------
                                   John R. Desjardins
                                   Executive Vice President -
                                   Finance and Administration
                                   (principal financial officer)