Form 10-K405
period 2000-01-31
WHITEHALL JEWELLERS INC
filed 2000-04-27
CIK 868984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 2000 was $317,626,494 based on the closing price of $21.375 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 11, 2000: 16,842,697 Number of shares of Class B Common Stock outstanding as of April 11, 2000:
151.973

                      Documents Incorporated by Reference:
Part II - Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 2000 (the "1999 Annual Report"), as indicated herein. Part III - Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 2000 (the "Proxy Statement"), as indicated herein.


================================================================================

                                     PART I

As used herein, references to "Whitehall Jewellers", "we", "us", and "our" refer to Whitehall Jewellers, Inc. All statements, trend analysis and other information contained in this release relative to markets for our products, trends in ours operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (2) the seasonality of our business; (3) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results;
(4) the extent and success of our marketing and promotional programs; (5) the extent to which we are able to retain and attract key personnel as well as personnel costs; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers;; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into our existing operations; (16) timely "Year 2000" compliance by us and by third party suppliers and service provider; and (17) the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

THE COMPANY

     Founded in 1895, we are a leading, national specialty retailer of fine jewelry (based on number of stores) offering an in-depth selection in the following key categories: diamond, gold, precious and semi-precious jewelry. Our target customers are middle to upper-middle income women over 25 years old. As of April 11, 2000, we operated 310 mall based stores in 34 states under the established brand names of Whitehall Co. Jewellers (253 stores), Lundstrom Jewelers (55 stores) and Marks Bros. Jewelers (2 stores). Our small but flexible store format, averaging approximately 880 square feet, and our strong sales culture contribute to our highly productive stores which averaged annual sales of approximately $1.2 million per store in fiscal 1999. Our merchandising and marketing expertise, including the use of non- recourse credit, have also contributed to our 25 consecutive quarters of positive comparable store sales growth through January 31, 2000.

     We have approximately doubled our store base since 1995 through organic growth, the 1998 acquisition of 36 Jewel Box stores and opportunistic acquisitions of real estate leases through the strategic purchase of single or multiple retail locations (both jewelry and other formats). This store growth, combined with an average 8.1% comparable store sales increase over the past five years, produced total sales of $315.4 million in fiscal 1999, resulting in a compound annual rate of growth in sales of 19.2% since fiscal 1995. Due to our operating efficiencies during the same period, operating income grew at a compound annual rate of 19.3% to $37.3 million in fiscal 1999, reflecting an operating margin of 11.8%. In fiscal 1999, we opened 46 new stores and closed six stores as compared to fiscal 1998, when we opened 70 stores (which includes the 36 Jewel Box stores) and closed or sold 11 stores. We have recently accelerated our growth strategy by increasing our planned new store openings in fiscal 2000 from 50 to 62 new stores and increasing our planned new store openings in fiscal 2000, 2001 and

2002 combined to 200.

OPERATING STRATEGIES

     The principal elements of our operating strategy that contribute to our ability to open profitable new stores, drive comparable store sales, increase store productivity, and improve operating margins are as follows:

     Small, Flexible Store Format. We believe that we have a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls due principally to:

     o our small average store size of approximately 880 square feet, which, while considerably smaller than the average store size of many of our mall-based competitors, generates comparable sales volumes;

     o our ability to adapt our store design to various sizes and configurations; and

     o our high average sales per square foot (approximately $1,319 for the 12 months ended January 31, 2000).

     Our stores are located in high visibility mall locations and provide our customers with a comfortable and inviting shopping environment. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for us. In addition, the stores' small flexible format (which lowers our fixed occupancy costs) and high productivity are desirable to mall owners.

     In addition, we have followed a disciplined and systematic approach when evaluating new store opportunities. We select locations for our stores based on an evaluation of individual site economics and market conditions. Because of our flexible store format and our reputation among mall developers as a strong tenant, we have historically received more offers for attractive new store sites than we can accept. We are, and have been, opportunistic in acquiring other retail formats in a single store or multiple store acquisition. We believe that real estate is key to our business and site selection is a core competency of our management team.

     Attractive Store Operating Model. Our store model has proven to be very attractive across brands, mall locations and in both new and existing markets. New stores opened in fiscal 1998 (excluding the acquired Jewel Box stores) performed at approximately 90% of mature store sales in their first year of operation. Based on our experience with recent store openings, we estimate that the average net investment to open a new store is approximately $650,000, which includes capital expenditures and initial inventory, net of payables. During their first full 12 months of operations, our new stores opened in fiscal 1998 generated average net sales of approximately $1,050,000 and store-level operating cash flow (defined as income from operations plus depreciation and amortization) of approximately $176,000, or approximately 16.8% of net sales.

     Consistent Brand Imaging. We reinforce the upscale, trustworthy image of our store brand names, Whitehall Jewellers and Lundstrom Jewelers, with consistent merchandise selection and price points, store layout and fixtures, packaging, marketing and promotions. Whitehall Co. Jewellers is our primary trademark and is positioned to be somewhat more upscale than the average mall-based jewelry store. Additionally, having two strong brands allows us to enter a given mall with multiple locations, leverage our infrastructure within a given region and increase the number of potential store sites available to us.

     Differentiated Merchandising. We offer an in-depth selection of high-quality merchandise in several key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented toward our target customer, the middle to upper-middle income woman over 25 years old. Within these categories, we augment our selection with consignment items which reflect more fashion forward themes, providing increased selection while minimizing our inventory risk. We are continuously expanding our merchandise assortment in higher price points. For example, in fiscal 1999 more than one-quarter of our overall sales resulted from purchases of items priced at or above $1,500. Unlike many of our competitors, we carry only a limited selection of watches and virtually no costume jewelry or gift merchandise.

     Motivated, Sales-Oriented Store Personnel. We believe that the quality of our sales personnel is critical to our success and represents a significant competitive advantage. To assist our sales personnel in their selling efforts, our sales personnel are authorized to discount prices within specifically developed guidelines. Compensation and bonus programs reinforce sales and margin goals on a daily, weekly and monthly basis. We continually seek to enhance the selling skills of our sales associates through recruitment of experienced sales personnel and extensive, ongoing training programs. Many non-sale activities are centralized, allowing sales personnel to focus on our customers.

     Absence of Recourse Credit Risk. We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards, our private label credit cards (which are available through a third party and are non-recourse to us), or other non-recourse third party credit arrangements. Our strict policy eliminates credit risk associated with a customer's failure to pay. This policy also distinguishes us from most of our competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales. In cooperation with providers of non-recourse credit under private label programs, we offer our customers competitive, interest-free terms and other attractive offerings in the promotion of our jewelry.

     Strict Operating Controls. Our management team exercises significant control over many non-sale aspects of our store operations, including site selection, purchasing, store development, financial reporting and sales training. We believe that this commitment to operational control enables us to:

     o operate substantially all of our stores on a profitable basis;

     o identify opportunities to improve productivity quickly; and

     o react quickly to shifts in product pricing and consumer purchasing trends.

     Emphasis on Risk Management. One of our management's strengths is our disciplined approach to the core elements of our business model. While we continue to evolve, there are three principal operating strategies that are designed to mitigate risk to our business: our small, flexible store format, our non-recourse credit policy and our use of consignment inventory. Our unique store format, which averages approximately 880 square feet, is smaller than that of many of our mall-based competitors. This usually means that we are not competing with these competitors for the same location in a mall, which often gives us more location opportunities. It also means that our rents are lower, not only because of reduced competition for space, but also because a smaller store means lower fixed occupancy costs. Secondly, we have limited credit risk. Unlike most of our competitors, we utilize a non-recourse, private label credit card program. As a result, we eliminate our credit risk associated with a customer's failure to pay. Lastly, we utilize consignment inventory on a selective basis, reducing our exposure to changes in fashion trends and inventory obsolescence.

     Experienced Management Team. Our five person executive management team has on average 18 years of retail industry experience and an average of 15 years of experience with Whitehall Jewellers. In addition, this group has a combined beneficial interest in the company in excess of 17.3% of our common stock. We also have an experienced middle management team. We are focused on identifying, recruiting and retaining highly skilled and experienced individuals at every level of our organization. We believe that this strategy will continuously provide a substantial depth of management in our organization. We also believe the opportunity for advancement within the organization helps us attract, develop and retain skilled employees.

GROWTH STRATEGIES

     We have achieved comparable store sales increases of 4.8%, 5.8% and 11.0% in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. We believe that we will continue to have significant opportunities to increase sales and profits through continued execution of our store expansion strategy, continued comparable store sales gains and continued focus on strict operating controls. The key elements of our growth strategy are as follows:

     Accelerate New Store Growth. In fiscal 1997 and fiscal 1998, we opened a total of 64 stores and acquired 36 stores through the acquisition of the Jewel Box chain. In fiscal 1999, we opened 46 new stores. During this growth period we entered 20 new markets, including eight new states. Based on our successful track record of opening and/or converting these new stores and our solid infrastructure to support our expansion strategy, we believe we are well positioned for accelerated growth over the next several years. As of January 31, 2000, we had already identified substantially all of the 62 sites we intend to select for fiscal 2000, and we had reached understandings with respect to 54 of these stores. We anticipate that, in the near term, approximately 80% of new stores each year will be in existing markets and 20% will be in new markets. We believe that our Whitehall Jewellers and Lundstrom Jewelers stores are highly portable store concepts that achieve strong cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Because of this, we believe that there is the potential to double our store base within our existing markets. Additionally, we opened our first store in an outlet mall in fiscal 1999. Based upon that store's initial performance, we expect to open additional stores in outlet malls. In addition, we expect to continue to evaluate acquisition opportunities as they arise as an element of our growth strategy.

     Refine Merchandising Initiatives. We continue to refine our merchandise mix and improve the quality of our product offerings, resulting in an increase in the number of customer transactions and the average transaction value per customer. We intend to continually apply these practices, by increasing the quality, selection and price points of our core items -- diamonds, gold, precious and semi-precious jewelry. We are enhancing these initiatives with new store fixtures and merchandise packaging.

     Enhance Sales and Marketing Initiatives. We use direct marketing and in-store promotions and intend to use our new website in our marketing process to drive comparable store sales. We plan to leverage our customer file of over one million names with additional direct mailing initiatives. For example, we increased our mailing for Valentine's Day this year to 300,000 mailings versus 30,000 mailings in fiscal 1999. In addition, in the first half of fiscal 2000, we plan to launch e-commerce capabilities to complement our store-based operations.

STORE OPERATIONS

    Site Selection. We are very strict in our site selection methodology. Our stores average approximately 880 square feet and our layout is flexible enough to adapt to each location. We typically locate our stores in high traffic, "center court" locations in desirable regional and super-regional malls throughout the United States. We select locations for stores based on our evaluation of individual site economics and market conditions. When deciding to enter a new market, we evaluate a number of criteria including the following:

     o current and future size, demographic make-up and growth potential of the market;

     o total store sales potential;

     o ability to leverage existing infrastructure, personnel, brand awareness, marketing and advertising dollars; and

     o the size, strength and merchandising philosophy of existing and potential competitors in the marketplace.

     In choosing specific sites within a given mall, in a new or existing market, we apply site selection criteria taking into account numerous factors including the following:

     o size of space;

     o store visibility;

     o traffic patterns;

     o real estate costs;

     o store locations of our competitors; and

     o overall retail potential.

     Store Layout. Our stores are located in high visibility locations and provide our customers with a comfortable and inviting shopping environment. Nearly all of the stores have an open entrance rather than the more traditional single-doorway entrance. Stores are brightly-lit and generally are designed to have display cases situated along the lease line. By formatting the stores in this "customer-friendly" manner and without a formal entryway, a casual mall shopper comes in very close contact with the store's merchandise and personnel without the natural apprehension many have upon "entering" a fine jewelry store. We are introducing a new, more elegant look for our Whitehall stores beginning in fiscal 2000 to further reinforce the quality and the trustworthiness of our Whitehall brand image. Our new concept is intended to enhance the upscale image of our stores and includes initiatives such as adding new store fixtures and new merchandise packaging. All new Whitehall stores and fully renovated Whitehall stores will reflect the new concept.

     Store Management. Each of our stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. Many non-sales related administrative functions are performed at our corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. We have approximately 45 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. Our senior officers spend a substantial percentage of their time visiting stores to reinforce the close communication between senior executives and store personnel.

     Operating Cost Controls. Our store operations are designed to maintain low operating costs at the store level. Our small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. We also seek to reduce store-level operating costs through efficient sales staff utilization. To assist store personnel in their selling efforts, many of the administrative functions normally performed at the store level are performed at the corporate level. Due to computerization, more efficient use of personnel, and the elimination of certain non-essential functions, we reduced central overhead as a percentage of net sales from 6.0% in fiscal 1994 ($6.4 million) to 5.8% in fiscal 1999 ($18.2 million). During that period, our sales increased by over 195% and the number of stores increased by approximately 121%.

     Store Employee Compensation. We seek to hire experienced sales personnel and motivate our store employees by linking a substantial percentage of employee compensation to individual and store sales performance, as well as by offering opportunities for promotion within the company.

     Employee Training. We believe that providing knowledgeable and responsive customer service is critical to our success and, accordingly, have developed and implemented extensive employee training programs. In addition to training during the first weeks of employment and continuous on-the-job training provided by management, we have several training videos to supplement our written training materials for sales associates. Store managers complete a manager training and development program.

MERCHANDISING

     We believe that an important element of our success is a focused merchandising strategy that reflects our upscale customer orientation and small store format. We seek to provide a deep assortment of items across a broad range of price points in our key product categories: diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, and precious and semi-precious jewelry. Unlike many of our competitors, we carry only a limited selection of watches and virtually no costume jewelry or gift merchandise.

     Each store offers approximately 2,500 individual items, including approximately 600 core jewelry items, which accounted for approximately 37% of net sales for fiscal 1999. In addition, we have expanded our merchandise assortment in higher price points. Our average price per merchandise sale has increased from $255 in fiscal 1996 to $273 in fiscal 1997 to $286 in fiscal 1998 and to $303 in fiscal 1999. Consistent with many fine jewelry retailers, a substantial portion of our sales are made at prices discounted from listed reference prices. The methodology for achieving these discounts is carefully studied and maintained.

     The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                          FISCAL YEAR ENDED JANUARY 31,
                                    --------------------------------------
                                      1996   1997    1998    1999    2000
                                    ------- ------- ------- ------- ------
   Diamonds......................     57.6%   57.5%   61.3%   59.9%   60.3%
   Gold..........................     25.2    25.4    21.2    20.3    20.2
   Precious/Semi-Precious........     14.6    14.8    15.5    17.7    17.4
   Watches.......................      2.1     2.1     2.0     2.1     2.1
   Other.........................      0.5     0.2     --      --     --
                                     -----  ------   -----   -----   -----
             Total...............    100.0%  100.0%  100.0%  100.0%  100.0%
                                     =====  ======   =====   =====   =====

     All stores carry our core items. We also customize the merchandising of our stores based upon each store's sales volume, individual market preferences and historical selling patterns. We continually test new items in our stores and monitor their sales performance to identify additional sales opportunities.

     Along with our broad product assortment, we also provide jewelry repair services to our customers (sales from which represented 3.3% of fiscal 1999 net sales). Actual repair work is performed by jewelers under independent contract in many of our stores.

ADVERTISING AND PROMOTIONS

     The key elements of our advertising strategy include in-store and point-of-sale marketing, direct mail campaigns and radio advertising campaigns. We believe that the quality of our customer database, which currently consists of over one million customers, has allowed us to develop efficient advertising, marketing and promotional campaigns. We have conducted holiday season radio campaigns in certain markets, and we continuously test various direct mail campaigns as part of our advertising initiatives. Frequent special promotions such as diamond remount events, "Vice President's Day Events," and similar promotions are designed to increase traffic through our stores and generate an urgency for customers to make purchases. These events vary from year to year and among stores. Publicized events are an important part of our marketing efforts, and we generate a significant portion of our revenues during such events.

     In fiscal 1999, we upgraded the signage and sign fixtures in all our stores in order to facilitate a more upscale look for our in-store and point-of sale signage. In addition, we expanded our holiday radio advertising program by over 30% and our direct marketing program mailings by over 60% from fiscal 1998.

     We also plan to increase our use of media advertising programs in fiscal 2000. In addition, we intend to significantly expand our direct mail programs in fiscal 2000. For example, we delivered over 300,000 direct mail fliers in connection with Valentines Day in fiscal 2000, as compared to 30,000 in fiscal 1999.

     We generally offer a 30-day return policy. For certain sales, however, store personnel may choose from a variety of return or exchange options to offer the customer, including, among others, a 30-day return policy or a 90-day exchange policy.

     We also offer a layaway program that enables our customers to hold an item at our stores and pay for it over a one-year period without interest charges. The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments. We retain possession of merchandise placed in layaway until the customer has made all required payments.

CREDIT

     We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit cards, which are available through a third party and are non-recourse to us, or other non-recourse third party credit arrangements. Because our credit programs are non-recourse to us, we have no customer credit risk for non-payment by the customer associated with the sale. At the same time, we believe that our ability to offer credit through our "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. We encourage sales on our private label credit card or other non-recourse third-party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 1999, our average credit sale was approximately $818, versus approximately $103 for a purchase paid for with cash or by check. We believe that our success in building our non-recourse credit sales has been a significant factor in our improvement in comparable store sales. Our success in this area has also helped us expand our customer database since approximately 40% of our sales are generated from sales to customers who use private label credit cards.

     Our credit strategy and our focus on a more upscale clientele are interrelated. A substantial portion of the users of private label credit offered by most jewelers tend to be customers with more limited financial resources or a weaker credit history. In contrast, our adherence to a "no credit risk" policy limits our sales to such individuals. Thus, we have historically oriented our merchandising programs to appeal to a more affluent, less credit-reliant consumer.

     We have established our private label program through Bank One (and other non-recourse credit purveyors), whereby customers may apply for instant credit on merchandise purchases. In late 1998, Bank One and G.E. Capital Corporation formed a private label credit joint venture called Monogram Credit Services, L.L.C. In January 1999, we consented to have our contract with Bank One assigned to Monogram Credit Services. Under these credit programs, the credit purveyors have no recourse against us based on the customer's failure to pay; recourse against us is restricted to those limited cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud). Our expense related to these limited cases was less than 0.5% of sales during fiscal 1999. Our credit card discount expense for both fiscal 1998 and fiscal 1999 represented 3.0% of credit sales for those years. In general, our credit card discount expense is higher for our private label programs than for personal credit cards, such as Visa and MasterCard. Pursuant to our relationship with Monogram Credit Services, the joint venture provides credit to our customers using its own credit criteria and policies. We pay a fee to Monogram Credit Services based primarily upon the volume of credit so extended. We have similar non-recourse arrangements with other credit purveyors, which we use in addition to the Monogram Credit Services program to assist customers in financing their purchases. In addition, we utilize a check authorization company which guarantees payments on transactions involving certain personal checks.

     During the third quarter of fiscal 1997, we introduced a "One-Year No-Interest" program through a non-recourse agreement with Bank One. Under this program, Bank One offered customers a financing arrangement with no interest for one year, for which we paid Bank One a significantly higher fee than we pay under its standard program. We used this program throughout fiscal 1998 and fiscal 1999 and feel the use of this program contributed to an increase in comparable store sales. We continue to offer this program through Monogram Credit Services. This program enables us to offer our customers competitive, interest-free terms and other attractive promotions despite our "no credit risk" policy.

E-COMMERCE

     We intend to capitalize on the Whitehall Jewellers name and national reputation by establishing a whitehalljewellers.com e-commerce site to complement our store-based operations and provide us with an additional channel to reach our customers. We expect to introduce this e-commerce site in the first half of 2000. A recent study conducted on our behalf determined that 87% of jewelry consumers prefer to buy from a jewelry e-commerce site associated with a retail jewelry chain rather than a stand-alone Internet jeweler. More specifically, consumers cited trustworthiness and reputation, followed by the ability to use the store to pickup and return merchandise, to handle repairs, and to resolve problems as the primary advantages a national retail based Internet jewelry retailer has over a stand-alone Internet jeweler.

     Given these consumer preferences, our strategy is to develop an e-commerce site that enhances our store-based operation and leverages our existing infrastructure and capabilities including merchandising, buying and sales and marketing expertise, fulfillment capabilities, existing supplier relationships and credit programs. In addition, we plan to outsource our website customer service functions to a third party who will provide us with dedicated sales personnel to focus on meeting all of our Internet customer needs, including responses to questions and information requests. We have hired a nationally recognized Internet and e-commerce site development firm with significant experience in specialty retailing, to develop and design our site. We do not expect to incur significant costs in connection with this initiative, as much of the required technology and systems will utilize our existing infrastructure. We anticipate the total cost to develop our site will be approximately $2.0 million through fiscal 2000, the majority of which will be funded with cash flow from operations. We intend to promote our site through our existing in-store promotions and direct mail programs, as well as by offering on-line shopping discounts and product guarantees to encourage sales. The "look and feel" of our site is planned to mirror our retail stores and emphasize quality. Our site will permit customers to search for merchandise and information and browse by item, content and event. In addition, our site is expected to allow the user to accumulate and compare the items they have selected. We also have the ability to set up a website for our Lundstrom Jewelers brand for a minimal additional cost by utilizing our existing whitehalljewellers.com infrastructure. We believe that because of our brand name and reputation, we will have the ability to combine the convenience of an e-commerce site with the service, inventory and reputation that only national retail jewelry chains can provide.

PURCHASING

     We do not manufacture our merchandise. We purchase substantially all of our inventory, including loose gems, directly from leading suppliers located in the United States and abroad. We purchase merchandise from approximately 180 vendors, primarily in the United States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 1998, our largest supplier and five largest suppliers accounted for approximately 11% and 34%, respectively, of the merchandise we purchased. During fiscal 1999, our largest supplier and five largest suppliers accounted for approximately 12% and 39%, respectively, of the merchandise we purchased. We also have certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by us or by other companies. We believe that the relationships we have established with our suppliers and subcontractors are good. We have not experienced any difficulty in obtaining satisfactory sources of supply and believe that adequate alternative sources of supply exist for substantially all types of merchandise sold in our stores. However, the loss of one or more of our major suppliers, particularly at certain critical times during the year, could have a material adverse effect on us.

    We maintain a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at our headquarters in Chicago, Illinois.

     During fiscal 1999, our average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 66% of the total cost of our on-hand merchandise with the remaining percentage being trade payables and consignment inventory. For example, during fiscal 1999, the average amount of consignment merchandise per store was approximately $175,000. Our vendor relationships for non-consignment inventory are often granted exchange privileges which permit us to return or exchange certain unsold merchandise for new products at any time. In summary, our relationships with vendors encourage their participation in, and responsibility for, merchandise turnover and profitability. These arrangements also permit us to have more merchandise available for sale in stores and reduce somewhat our exposure to changes in fashion trends and inventory obsolescence.

     As participants in the jewelry industry, we are affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 1999, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98% of our net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization, a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Central Selling Organization has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the Central Selling Organization and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole. We are constantly altering the mix of our products and we have increased the percentage of higher priced items in our stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

INVENTORY LOSS PREVENTION

     We undertake substantial efforts to safeguard our jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, our inventory management and control system, which tracks each item in our inventory, provides a further check against loss or theft. During fiscal 1999, in-store inventory shrinkage amounted to approximately 1.0% of sales. We have a full-time manager who directs our loss prevention department. We maintain insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises (and in our distribution facility whether owned or on consignment) in amounts that we believe are reasonable and adequate for the types and amounts of merchandise that we carry.

MANAGEMENT INFORMATION SYSTEMS

     We utilize customized management information systems throughout our business to facilitate the design and implementation of selling strategies and as an integral part of our financial and other operational controls. Our management information system utilizes IBM AS400 systems as its foundation. The system incorporates point-of-sale computers in our stores with a merchandise management and purchase order management system and utilizes software specifically designed for the jewelry industry, which we have customized extensively to meet our needs. Our website will utilize a majority of our existing technology infrastructure. The information system has been upgraded to support our current needs but further upgrading is necessary to support our growth.

     We use the management information system to track each individual item of merchandise from receipt to ultimate sale or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system also enables management to review each store's and each employee's productivity and performance. Based on the sales data, we tailor each store's inventory composition and plan our purchasing requirements accordingly. The system enables us to manage our inventory at the store level, including the automatic replenishment of merchandise generally twice a week.

     The system also automatically provides a daily reconciliation of each store's transactions for prompt investigation of discrepancies. The point-of-sale computers are polled nightly by the headquarters system and updated data is available at the beginning of the following day for use by central office and store supervisory personnel, and for transfer into our accounting, merchandising, and other management information systems.

     We have implemented, through our point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.). Our store managers and sales associates often use this data in their efforts to contact customers and anticipate and facilitate future add-on purchases by our customers. We believe that additional sales volume can be achieved by utilizing such programming initiatives. We use the customer data in our direct marketing promotional campaigns. The point of sale systems also track required inspection dates for customers with diamond warranties. Sales associates are prompted by the system to contact these customers to remind them of the required in-store inspection.

COMPETITION

     The jewelry business is fragmented and highly competitive. We compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks and Internet commerce. Certain of our competitors are substantially larger and have greater financial resources than us and can take advantage of national advertising programs. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

     We believe that the primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth and depth of merchandise offered, pricing, credit and reputation. We emphasize our merchandise selection, sales personnel, store location and design and pricing in competing in our target market, which is relatively less credit sensitive.

     Direct marketing of fine jewelry, including marketing of jewelry via the Internet, historically has not met with substantial consumer acceptance. However, in the past year a number of well-financed businesses have announced plans to market fine jewelry via the Internet and some have begun selling fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing could transform the jewelry retailing business, result in lower price points and margins, and have a substantial adverse effect on our results of operations or financial condition. Although we have initiated an e-commerce sales program, there can be no assurance that its initiative will be successful.

INTELLECTUAL PROPERTY

     Whitehall(R) Co. Jewellers, Lundstrom(R) Jewelers and Marks Bros.(R) Jewelers are registered trademarks in the United States. We also have registered the Internet domain names "whitehalljewellers.com" and "lundstromjewelers.com." We are currently licensing the name "Lundstrom Jeweler" for retail jewelry stores located in Japan and we may, in the future, consider additional licensing of our trademarks and tradenames on an opportunistic basis.

EMPLOYEES

     As of January 31, 2000, we had 2,367 employees, including approximately 2,205 store level employees. We usually hire a limited number of temporary employees during each Christmas selling season. None of our employees are represented by a union. We believe that our relations with our employees are good.

REGULATION

     Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing and enforcement of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to our customers is provided by third parties without recourse to us based upon a customer's failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

     Our operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry. In marketing to our customers, we compare many of our prices to "reference prices." Our literature indicates to customers that our reference price for an item is either the manufacturer's suggested retail price or our determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers and is not our current selling price or the price at which we formerly sold such item. We are, from time to time, subject to regulatory investigation relating to our "reference prices" in marketing to our customers. Although we believe that pricing comparisons are common in the jewelry business, there can be no assurance that this position would be upheld. An investigator for the Office of Consumer Affairs for the Commonwealth of Virginia recently requested that we substantiate our advertised claim of 50% off "reference prices." We have responded to that request and we are planning follow-up discussions with the Office of Consumer Affairs.

ITEM 2.  PROPERTIES

     As of April 11, 2000, we operated 310 stores in 34 states. All of these stores are leased and are located in regional or super-regional malls. Our typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rented based on store sales and certain other occupancy charges. At January 31, 2000 the average remaining life of the leases for our stores was approximately six years. While there can be no assurance, we expect to be generally able to renew these leases as they expire.

     We also lease approximately 28,400 square feet of office and administrative space in Chicago, Illinois in an office building housing our corporate headquarters, distribution functions and quality assurance operations. This lease expires on May 13, 2004.

ITEM 3.       LEGAL PROCEEDINGS

     An investigator for the Office of Consumer Affairs for the Commonwealth of Virginia recently requested that we substantiate our advertised claim of 50% off "reference prices." We have responded to that request and we are planning follow-up discussions with the Office of Consumer Affairs. The investigation is in a preliminary stage. In addition, an action filed in California state court on February 14, 2000 was received by us on March 1, 2000. That action alleges violations of federal and state regulations governing advertising of comparative pricing and seeks injunctive relief and unspecified damages including disgorgement of profits and restitution. We have removed that action to the federal district court, and have filed an answer denying any liability. The litigation is in preliminary stages and our preliminary analysis is that this action is unlikely to have a material adverse effect on the Company. Other than such investigation and such action, we are involved in certain legal actions and regulatory investigations from time to time arising in the ordinary course of business. We believe that none of these other actions or investigations will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference to section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 1999 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 1999 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 1999 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about April 28, 2000) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about April 28, 2000) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about April 28, 2000) is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about April 28, 2000) is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

         The following financial statements are filed as part of this report:

                Report of Independent Public Accountants.*

                Balance Sheets of the Company as of January 31, 2000 and 1999.*

                Statements of Operations of the Company for the years ended January 31, 2000, 1999 and 1998.*

                Statements of Stockholders' Equity of the Company for the years ended January 31, 2000, 1999 and 1998.*

                Statements of Cash Flows of the Company for the years ended January 31, 2000, 1999 and 1998.*

                Notes to Financial Statements.*

-----------
* Incorporated herein by reference from the Company's 1999 Annual Report.

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

         (a)(3) Exhibits

         The following Exhibits are filed herewith or incorporated herein:

EXHIBIT DESCRIPTION
NO.     -----------
-------
3.1     Restated Certificate of Incorporation of the Company (1)
3.2     Amended and Restated By-Laws of the Company (2)
4.1     Amended and Restated Stockholders Rights Plan (3)
4.2     Certificate of Designations of Series A Junior Participating
        Preferred Stock  (4)
4.3 Indenture governing the Notes dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National Association, as Trustee (5)
4.4     Form of Series C Notes (included in Exhibit 4.3 to this Form 10-K) (5)
4.5     Form of Series D Notes (included in Exhibit 4.3 to this Form 10-K) (5)
4.6     First Supplemental Indenture to Indenture (5)
4.7     Second Supplemental Indenture to Indenture (6)

10.1    Second Amended and Restated Registration Agreement (5)
10.2 Letter Agreements re: Incentive Stock Option dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin, respectively (4) (7)
10.3 Letter Agreements re: Restricted Stock Awards dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (4) (7)
10.4 Letter Agreements re: Incentive Compensation dated September 28, 1995 between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin (4) (7)
10.5    Company's 1995 Executive Incentive Stock Option Plan (4) (7)
10.6    Letter Agreement re: Incentive Stock Option between the Company and
        Lynn D. Eisenheim (4) (7)
10.7    1996 Long-Term Incentive Plan, as amended (7) (8)
10.8 Lease dated May 14, 1992 between the Company and New York Life Insurance Company relating to the Company's corporate headquarters (4)
10.9 Executive Severance Agreements each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins, Matthew M. Patinkin and Lynn D. Eisenheim (5) (7)
10.10 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Whitehall Jewellers, Inc. Employee Stock
        Ownership Trust (5)
10.11   Amended and Restated Employee Stock Ownership Plan (9)
10.12   1997 Long-Term Incentive Plan, as amended (7) (8)
10.13   1998 Non-Employee Directors Stock Option Plan (7) (10)
10.14   Amendment to the 1998 Non-Employee Directors Stock Option Plan (2) (7)
10.15 Asset Purchase Agreement dated as of June 19, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.), Carlyle
        & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. (11)
10.16 Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of September 10, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.) the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank, N.V. as Agents for the Banks (12)
10.17 First Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of November 17, 1998, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank, N.V. as Agents for the Banks
10.18   401(k) Plan (6) (7)
10.19   Second Amendment to 401(k) Plan (7) (13)
10.20   Third Amendment to 401(k) Plan (2) (7)
10.21   Fourth Amendment to 401(k) Plan (2) (7)
10.22 Employment and Severance Agreement dated March 17, 1997 between the Company and Manny A. Brown (2) (7)
10.23   Form of Severance Agreement with executive officers (7) (8)
13      1999 Annual Report
23      Consent of PricewaterhouseCoopers LLP
24      Powers of Attorney (included on signature page)
27      Financial Data Schedule
-------------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated January 20, 2000 and filed with the Securities and Exchange Commission on February 3, 2000, file No. 0-028176.

(2) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.

(3) Incorporated by reference to the exhibits filed with the Company's Registration Statement as amended on Form 8-A/A and filed with the Securities and Exchange Commission on April 28, 1999, file No. 0-028176.

(4) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-1794).

(5) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1, as amended (Registration No. 333-0403).

(6) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176.

(7)  Represents management contract or compensatory plan or arrangement.

(8) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-3, as amended (Registration No. 333-95465).

(9) Incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, file No. 0-028176.

(10) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8 (Registration No. 333-5015).

(11) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission on September 22, 1998, file No. 0-028176.

(12) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998, file No. 0-028176.

(13) There is no First Amendment to 401(k) Plan.

     (b) Reports on Form 8-K

         Current Report on Form 8-K dated December 14, 1999 and filed with the Securities and Exchange Commission on December 14, 1999 (reporting the three-for-two stock split), file No. 0-028176.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. at January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP



Chicago, Illinois
February 22, 2000

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 1998, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)




            COLUMN A                          COLUMN B                COLUMN C             COLUMN D        COLUMN E
---------------------------------------       --------        ------------------------     --------        --------

                                              BALANCE AT      CHARGED TO     CHARGED TO                    BALANCE AT
                                             BEGINNING OF      COSTS AND       OTHER                          END
               DESCRIPTION                      PERIOD         EXPENSES       ACCOUNTS     DEDUCTION       OF PERIOD
               -----------                   ------------     ----------     ----------    ---------       ----------
Twelve months ended 1/31/98
  Allowance for doubtful accounts......         $  708          $1,182           --         $1,347(1)       $  543
                                                ======          ======                      ======          ======

  Inventory allowance..................          1,711           3,764           --          3,776           1,699
                                                ======          ======                      ======          ======

Twelve months ended 1/31/99
  allowance for doubtful accounts......         $  543          $1,278           --         $  944(1)       $  877
                                                ======          ======                      ======          ======

  Inventory allowance..................          1,699           4,634         2,000(2)      4,385           3,948
                                                ======          ======                      ======          ======

Twelve months ended 1/31/00
  Allowance for doubtful accounts......         $  877          $1,180           --         $1,337          $  720
                                                ======          ======                      ======          ======

  Inventory allowance..................          3,948           5,851           --          6,282           3,517
                                                ======          ======                      ======          ======


Note:

(1) Uncollectible items written off, less recoveries of items previously written off; and a reclassification to a reserve for non-sufficient funds.
(2) Charged to goodwill as part of the acquisition of the Jewel Box chain of jewelry stores.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2000                   WHITEHALL JEWELLERS, INC.

                                 By:   /s/ John R. Desjardins
                                       ---------------------------------------
                                       John R. Desjardins
                                       Executive Vice President, Finance &
                                         Administration and Secretary

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of April, 2000.

            Name                                 Capacity
            ----                                 --------

/s/ Hugh M. Patinkin                 Chairman, President and Chief Executive
------------------------------       Officer (principal executive officer)
Hugh M. Patinkin                     and Director

/s/ John R. Desjardins               Executive Vice President, Finance &
------------------------------       Administration and Secretary (principal
John R. Desjardins                   financial officer) and Director

/s/ Matthew M. Patinkin              Director
------------------------------
Matthew M. Patinkin

/s/ Norman J. Patinkin               Director
------------------------------
Norman J. Patinkin

/s/ Jack A. Smith                    Director
------------------------------
Jack A. Smith

/s/ Daniel H. Levy                   Director
------------------------------
Daniel H. Levy

/s/ Richard Berkowitz                Director
------------------------------
Richard Berkowitz