Form 10-Q
period 2000-04-30
WHITEHALL JEWELLERS INC
filed 2000-06-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2000

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

The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of April 30, 2000 was 16,842,459 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of April 30, 2000 was 151.973

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2000


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Operations (unaudited) for the three months ended April 30, 2000 and 1999

           Balance Sheets - April 30, 2000 (unaudited), January 31, 2000 and April 30, 1999(unaudited)

           Statements of Cash Flows (unaudited) for the three months ended April 30, 2000 and 1999

           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
            (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2000 and 1999
                                   (unaudited)
                    (in thousands, except for per share data)

                                                                                       Three months ended
                                                                                       ------------------
                                                                             April 30, 2000         April 30, 1999
                                                                            ---------------         ---------------
Net sales                                                                   $        73,635         $        58,935
Cost of sales (including buying and occupancy expenses)                              44,404                  35,948
                                                                            ---------------         ---------------
      Gross profit                                                                   29,231                  22,987
Selling, general and administrative expenses                                         25,182                  19,830
                                                                            ---------------         ---------------
     Income from operations                                                           4,049                   3,157
Interest expense                                                                      1,164                   1,257
                                                                            ---------------         ---------------
     Income before income taxes                                                       2,885                   1,900
Income tax expense                                                                    1,111                     732
                                                                            ---------------         ---------------
     Income before cumulative effect of accounting change                             1,774                   1,168
Cumulative effect of accounting change, net of tax                                   (3,068)        $           ---
                                                                            ---------------         ---------------
     Net(loss)income                                                        $        (1,294)        $         1,168
                                                                            ===============         ===============
Basic earnings per share:

     Income before cumulative effect of accounting change                   $          0.11         $          0.08
                                                                            ===============         ===============
     Cumulative effect of accounting change, net                            $         (0.19)                    ---
                                                                            ===============         ===============
     Net(loss)income                                                        $         (0.08)        $          0.08
                                                                            ===============         ===============
     Weighted average common shares and common share equivalents                     15,871                  14,840
                                                                            ===============         ===============
Diluted earnings per share:

     Income before cumulative effect of accounting change                   $          0.11         $          0.08
                                                                            ===============         ===============
     Cumulative effect of accounting change, net                            $         (0.18)                    ---
                                                                            ===============         ===============
     Net(loss)income                                                        $         (0.08)        $          0.08
                                                                            ===============         ===============
     Weighted average common shares and common share equivalents                     16,680                  15,044
                                                                            ===============         ===============

    The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                                 Balance Sheets
           As of April 30, 2000, January 31, 2000 and April 30, 1999
                  (unaudited, in thousands, except share data)

                                                                                               (Audited)
                                                                           April 30,          January 31,         April 30,
                                                                             2000                 2000               1999
                                                                      -------------------------------------------------------
               ASSETS
Current Assets:
      Accounts receivable, net                                            $     3,647        $       3,159       $     1,701
      Layaway receivables, net                                                    ---                5,638             3,357
      Merchandise inventories                                                 174,696              147,691           134,483
      Other current assets                                                        828                1,109             1,129
      Deferred financing costs                                                    362                  362               362
      Deferred income taxes, net                                                2,566                2,086             1,518
                                                                      -------------------------------------------------------
           Total current assets                                               182,099              160,045           142,550
Property and equipment, net                                                    55,584               49,144            37,264
Goodwill                                                                        6,121                6,186             6,369
Deferred financing costs                                                          857                  948             1,219
Deferred income tax, net                                                        2,053                  613               926
                                                                      -------------------------------------------------------
           Total assets                                                   $   246,714        $     216,936       $   188,328
                                                                      =======================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Outstanding checks, net                                             $     6,276        $      17,207       $     4,436
      Revolver loan                                                            20,869               41,117            44,000
      Current portion of long-term debt                                         4,250                3,250             2,500
      Accounts payable                                                         61,579               37,005            45,118
      Customer Deposits                                                         4,494                  ---               ---
      Accrued payroll                                                           2,965                5,945             2,612
      Income taxes                                                              1,075                7,315               629
      Other accrued expenses                                                   16,255               16,868            16,224
                                                                      -------------------------------------------------------
           Total current liabilities                                          117,763              128,707           115,519
      Long term debt                                                           13,000               14,000            16,500
      Subordinated debt                                                           640                  640               640
      Other long-term liabilities                                               1,764                1,661             1,627
                                                                      -------------------------------------------------------
           Total liabilities                                                  133,167              145,008           134,286

Commitments and contingencies

Stockholders' equity:
      Common stock                                                                 17                   15                15
      Class B common stock                                                        ---                  ---               ---
      Class C common stock                                                        ---                  ---               ---
      Class D common stock                                                        ---                  ---               ---
      Additional paid-in capital                                              103,337               60,426            60,019
      Accumulated earnings                                                     20,190               21,484             3,318
                                                                      -------------------------------------------------------
                                                                              123,544               81,925            63,352

      Less:
      Treasury stock, at cost (883,376,883,376 and 565,500
      shares respectively)                                                     (9,997)              (9,997)           (9,310)
                                                                      -------------------------------------------------------
           Total stockholders' equity, net                                    113,547               71,928            54,042
                                                                      -------------------------------------------------------
           Total liabilities and stockholders' equity                     $   246,714        $     216,936       $   188,328
                                                                      =======================================================

    The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2000 and 1999
                           (unaudited, in thousands)

                                                                                                 Three months ended
                                                                                                 ------------------
                                                                                           April 30, 2000       April 30, 1999
                                                                                       -----------------------------------------
Cash flows from operating activities:
       Net (loss) income                                                                  $      (1,294)         $      1,168
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                              2,019                 1,587
       Loss on disposition of assets                                                                 39                    23
       Cumulative effect of accounting change, net                                                3,068                   ---
       Changes in assets and liabilities:
               (Increase)Decrease in accounts receivable, net                                      (488)                1,596
               Decrease in layaway receivables, net                                                 ---                   157
               Increase in merchandise inventories, net of gold consignment                     (22,401)              (17,735)
               Decrease in other current assets                                                     281                   200
               Increase in accounts payable                                                      24,574                19,517
               Increase in customer deposits                                                        540                   ---
               Decrease in accrued liabilities                                                   (9,730)               (3,366)
                                                                                       -----------------------------------------
                    Net cash (used in) provided by operating activities
                                                                                                 (3,392)                3,147
Cash flows from investing activities:
       Capital expenditures                                                                      (8,342)               (4,400)
                                                                                       -----------------------------------------
               Net cash used in investing activities                                             (8,342)               (4,400)
Cash flows from financing activities:
       Borrowing on revolver loan                                                               101,658                81,000
       Repayment of revolver loan                                                              (121,906)              (68,901)
       Repayment of term loan                                                                       ---                (1,000)
       Proceeds from gold consignment                                                               ---                 3,015
       Purchase of treasury stock                                                                   ---                (9,310)
       Proceeds from equity offering, net                                                        42,537                   ---
       Proceeds from exercise of stock options                                                      376                    16
       Decrease in outstanding checks, net                                                      (10,931)               (3,567)
                                                                                       -----------------------------------------
               Net cash provided by financing activities                                         11,734                 1,253
                                                                                       -----------------------------------------
Net change in cash and cash equivalents                                                             ---                   ---
Cash and cash equivalents at beginning of period                                                    ---                   ---
                                                                                       -----------------------------------------
Cash and cash equivalents at end of period                                                $         ---          $        ---
                                                                                       =========================================

    The accompanying notes are an integral part of the financial statements.

                           Whitehall Jewellers, Inc.
                         Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 317 stores as of April 30, 2000, located in 35 states, operating in regional or superregional shopping malls.

2.       Follow-On Equity Offering

         In March, 2000, the Company completed a follow-on equity offering (the "Offering"). The Company issued 2,325,500 shares of Common Stock, and received proceeds of $42.5 million net of underwriting discounts and offering costs. The Company used such proceeds to reduce the Company's indebtedness and for working capital and other general corporate purposes.

3.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2000 was derived from the audited financial statements for the year ended January 31, 2000. The accompanying unaudited Balance Sheets as of April 30, 2000 and 1999 and the Statements of Income and Cash Flows for the three months ended April 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2000. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

4.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts of $881,000, $720,000, and $1,185,000 as of April 30, 2000, January 31,
2000 and April 30, 1999, respectively.

5.       Inventory

         As of April 30, 2000, January 31, 2000 and April 30, 1999, merchandising inventories consisted of:

                      April 30, 2000     January 31, 2000      April 30, 1999
                                           (in thousands)

Raw Materials              $   8,664           $    7,557          $    6,591
Finished Goods               166,032              140,134             127,892
                    -----------------   ------------------   -----------------
Inventory                  $ 174,696           $  147,691          $  134,483
                    =================   ==================   =================

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $4,750,000, $3,517,000, and $3,926,000 as of April 30, 2000, January 31, 2000 and April 30,
1999, respectively. As of April 30, 2000, January 31, 2000 and April 30, 1999, consignment inventories held by the Company that are not included in the balance sheets total $51,288,000, $52,620,000, and $39,470,000, respectively.

         In addition, gold consignments of $24,294,000, are not included in the Company's balance sheets as of April 30, 2000, January 31, 2000 and April 30, 1999, respectively.

6.       Dilutive Shares That Were Outstanding During the Period

The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at April 30, 2000 and 1999.

                                                                           Three months ended
                                                                 April 30, 2000             April 30, 1999
                                                               ------------------        -------------------
                                                                   (in thousands, except share amounts)
Net income before cumulative effect of accounting change
                                                                   $     1,774               $      1,168

Cumulative effect of account change, net                           $    (3,068)              $        ---

Net (loss) income for basic and diluted EPS                        $    (1,294)              $      1,168

Weighted average shares for basic EPS                                   15,871                     14,840

Incremental shares upon conversions:
Stock options                                                              809                        204

Weighted average shares for diluted EPS                                 16,680                     15,044

7.       Accounting Change

         On December 3, 1999 the SEC issued certain accounting guidance in Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, among other things, indicates that revenue from layaway sales should only be recognized upon delivery of merchandise to the customer. In consideration of this guidance, the Company implemented a change in accounting in the first quarter of fiscal year 2000.

         The Company has recorded a charge of approximately $5.0 million, $3.1 million net of tax, which has been reported as a cumulative effect of this accounting change in the first quarter of 2000.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the first quarter of fiscal 2000 increased $14.7 million, or 24.9%, to $73.6 million from $58.9 million in the first quarter of fiscal 1999. New store sales accounted for $9.1 million of the sales increase. Comparable store sales increased $5.9 million, or 8.8%, in the first quarter of fiscal 2000 from the first quarter of fiscal 1999. Sales increases were offset by a decrease of $0.2 due to the change in accounting for revenue recognition on layaways. The total number of merchandise units sold increased by approximately 13.6% in the first quarter of fiscal 2000 from the first quarter of fiscal 1999, while the average price per merchandise sale increased to $327 in fiscal 2000 from $301 in fiscal 1999. Comparable store sales increased in part due to the strong economic environment for jewelry purchases, expanded direct mail marketing programs, and strong store inventory assortments. The Company opened 28 new stores and closed one store in the first quarter of fiscal 2000, increasing the number of stores to 317 as of April 30, 2000 compared to 262 as of April 30, 1999.

         Gross profit increased $6.2 million, or 27.2%, to $29.2 million in the first quarter of fiscal 2000 compared to the same period in fiscal 1999. Gross profit as a percentage of sales increased to 39.7% in the first quarter of fiscal 2000 compared to 39.0% in the first quarter of fiscal 1999. This increase as a percentage of sales primarily resulted from the leveraging of store occupancy and buying expenses.

         Selling, general and administrative expenses increased $5.4 million, or 27.0%, to $25.2 million in the first quarter of fiscal 2000 from $19.8 million in the first quarter of fiscal 1999. The dollar increase primarily relates to higher payroll expenses of $3.6 million, higher credit expense of $0.7 million, and higher other operating expenses of $0.6 million of which $4.0 million resulted from new store openings. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% in the first quarter of fiscal 2000 compared to 33.6% in the first quarter of fiscal 1999. Credit sales as a percentage of net sales decreased to 40.9% in the first quarter of fiscal 2000 from 41.2% in the first quarter of fiscal 1999, primarily as a result of decreased sales through secondary credit programs offset by increases in private label credit programs.

         Interest expense decreased approximately $0.1 million to $1.2 million in the first quarter of fiscal 2000 from $1.3 million in the first quarter of fiscal 1999. The impact of lower average borrowings resulting from the proceeds from the follow-on equity offering was partially offset by higher interest rates.

         Income tax expense increased $0.4 million to $1.1 million in the first quarter of 2000 from $0.7 million in the prior comparable period, reflecting an effective annual tax rate of 38.5% in both years.

         Income before cumulative effect of accounting change, net of tax increased $0.6 million to $1.8 million in the first quarter of fiscal 2000 compared to $1.2 million in the first fiscal quarter of 1999 as a result of the factors discussed above.

         The cumulative effect of the change in accounting related to the change in the recognition of revenue for layaways was $5.0 million, $3.1 million net of tax for the first quarter of fiscal 2000.

         Net loss of $1.3 million in the first quarter of fiscal 2000, compared to $1.2 million gain in the first quarter of fiscal 1999 resulted from the factors discussed immediately above.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures, acquisitions of new stores and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

         In March, 2000, the Company completed a follow-on equity offering (the "Offering"). The Company issued 2,325,500 shares of Common Stock, and received proceeds of $42.5 million net of underwriting discounts and offering costs. The Company used such proceeds to reduce the Company's indebtedness and for working capital and other general corporate purposes.

         The Company's cash flow used in operating activities was $3.4 million in the first quarter of 2000 compared to $3.1 million provided by operations in the first quarter of fiscal 1999. Higher cash income from operations together with increases in accounts payable ($24.6 million) and customer deposits ($0.5 million) were offset by increases in merchandise inventories ($22.4 million) accounts receivable ($0.5 million) and by a decrease in accrued liabilities ($9.7 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 2000 and the 28 completed new store openings in the first quarter of fiscal 2000. In the first quarter of 2000, the primary sources of the Company's liquidity included $42.5 million of proceeds from the Offering net of fees, offset by a net decrease in the amount outstanding under the Company's revolver and by a decrease of $10.9 million in outstanding checks. The Company utilized cash in the first quarter of 2000 to fund capital expenditures of $8.3 million, primarily related to the opening of 28 new stores in the first quarter of 2000.

         Management expects that cash flow from operating activities and funds available under its revolving credit facility should be sufficient to support the Company's current new store expansion program and seasonal working capital needs for the foreseeable future.

Year 2000

The "Year 2000" issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. We have not experienced any significant "Year 2000" problems in connection with our systems.

Inflation

         Management believes that inflation generally has not had a material effect on results of its operations.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         This information is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the three months ended April 30, 2000.

PART  II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders

      (a)   The Company held its annual meeting of stockholders on June 1, 2000.

      (b)   No answer required.

      (c) Proposal 1 involved the election of three directors to serve until the 2003 Annual Meeting. Those directors and the votingresults were as follows:


                                                     For        Authority
                                                                 Withheld
                                            ------------------------------
              Hugh M. Patinkin                14,826,449          163,272
              Norman J. Patinkin              14,373,345          616,376
              Daniel H. Levy                  14,842,825          146,896

                 Proposal 2 involved approval of an amendment to the Company's Restated Certificate of Incorporation

                                           For       Against        Abstained or
                                                                 Broker Non-vote
                               -------------------------------------------------
                                    13,660,306      1,307,016            22,400


                 Proposal 3 involved approval of an amendment to the Company's 1997 Long-Term Incentive Plan

                                           For       Against        Abstained or
                                                                 Broker Non-vote
                               -------------------------------------------------
                                    12,757,154      2,203,645            28,922

                 Proposal 4 involved approval of the Company's 1996 Long-Term Incentive Plan

                                           For       Against        Abstained or
                                                                 Broker Non-vote
                               -------------------------------------------------
                                    14,521,109        438,838            29,774

      (d)   Not applicable.

Item 5 - Other Information

Forward-Looking Statements

         All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy and associated occupancy costs; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the extent and success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel as well as personnel costs;
(6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) the Company's ability to maintain adequate information systems capacity and infrastructure; (10) the Company's leverage and cost of funds; (11) the Company's ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices including diamond, gem and gold prices; (13) the extent and results of the Company's E-Commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) successful integration of acquired locations and assets into the Company's existing operation; and (16) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.


Item 6 - Exhibits and Reports on Form 8-K.

       (a)   Exhibits.

Exhibit No.       Description
----------        -----------
3.1               Amended and Restated Certificate of Incorporation, as amended.

27                Financial Data Schedule (SEC/EDGAR only)

       (b)   Reports on Form 8-K.

A report on Form 8-K dated February 22, 2000 was filed by the Registrant on such date to announce the Registrant's financial results for the fourth fiscal quarter and the fiscal year ended January 31, 2000. The following financial statements of the Registrant were included in such report on Form 8-K: unaudited Statements of Operations for the three months and twelve months ended January 31, 2000 and January 31, 1999; and unaudited Balance Sheets as of January 31, 2000 and January 31, 1999.

A report on Form 8-K dated February 29, 2000 was filed by the Registrant on such date to file a Report of PricewaterhouseCoopers LLP relating to certain financial statements of the Registrant and a Consent of PricewaterhouseCoopers LLP regarding such financial statements. The following financial statements of the Registrant were included in such report on Form 8-K: audited Balance Sheets as of January 31, 2000 and January 31, 1999; and audited Statements of Operations, Statements of Shareholders' Equity and Statements of Cash Flows for the years ended January 31, 2000, January 31, 1999 and January 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WHITEHALL JEWELLERS, INC.
                                     (Registrant)


Date:  June 15, 2000                 By:  /s/ John R. Desjardins
                                          ----------------------
                                          John R. Desjardins
                                          Executive Vice President -
                                          Finance and Administration
                                          (principal financial officer)



11