Form 10-Q
period 2000-07-31
WHITEHALL JEWELLERS INC
filed 2000-09-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------
Commission File number:   0-028176

                            Whitehall Jewellers, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                           36-1433610
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

The number of the Registrant's common stock, $.001 par value per share, outstanding as of July 31, 2000 was 15,379,054 and the number of the Registrant's Class B common stock, $1.00 par value, as of such date was 148.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 2000



PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Operations for the three months and six months ended July 31, 2000 and 1999 (unaudited)

            Balance Sheets - July 31, 2000, January 31, 2000 and July 31, 1999 (unaudited)

            Statements of Cash Flows for the six months ended July 31, 2000 and 1999 (unaudited)

            Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
            (b)   Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2000 and 1999
              (unaudited)(in thousands, except for per share data)




                                                                 Three months ended            Six months ended
                                                               July 31,      July 31,        July 31,    July 31,
                                                                 2000          1999            2000        1999
                                                             ----------    -----------     ----------   ----------

Net sales                                                     $  76,139    $  65,886        $ 149,774    $ 124,821

Cost of sales (including buying and occupancy
expenses)                                                        46,651       39,263           91,055       75,211
                                                              ---------    ---------        ---------    ---------
   Gross profit                                                  29,488       26,623           58,719       49,610

Selling, general and administrative
expenses                                                         27,576       21,543           52,758       41,373
                                                              ---------    ---------        ---------    ---------
   Income from operations                                         1,912        5,080            5,961        8,237

Interest expense                                                  1,157        1,392            2,321        2,649
                                                              ---------    ---------        ---------    ---------
   Income before income taxes                                       755        3,688            3,640        5,588

Income tax expense                                                  291        1,420            1,402        2,152
                                                              ---------    ---------        ---------    ---------

   Net income before cumulative
   effect of accounting change                                      464        2,268            2,238        3,436

   Cumulative effect of accounting                                    -            -                             -
   Change, net of tax                                                                          (3,068)
                                                              ---------    ---------        ---------    ---------
   Net income (loss)                                          $     464    $   2,268        $    (830)   $   3,436
                                                              =========    =========        =========    =========


Basic earnings per share:
   Net income before cumulative
   effect of accounting change                                $    0.03    $    0.16        $    0.14    $    0.23
                                                              =========    =========        =========    =========
   Cumulative effect of accounting
   Change, net of tax                                         $       -    $       -        $   (0.19)   $       -
                                                              =========    =========        =========    =========

   Net income (loss)                                          $    0.03    $    0.16        $   (0.05)   $    0.23
                                                              =========    =========        =========    =========
   Weighted average common share
   and common share equivalents                                  16,654       14,454           16,267       14,646
                                                              =========    =========        =========    =========

Diluted earnings per share:
   Net income before cumulative
   effect of accounting change                                $    0.03    $    0.15        $    0.13    $    0.23
                                                              =========    =========        =========    =========
   Cumulative effect of accounting
   Change, net of tax                                         $       -    $       -        $   (0.18)   $       -
                                                              =========    =========        =========    =========

   Net income (loss)                                          $    0.03    $    0.15        $   (0.05)   $    0.23
                                                              =========    =========        =========    =========
   Weighted average common share
   and common share equivalents                                  17,106       14,942           16,925       14,991
                                                              =========    =========        =========    =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                            (unaudited, in thousands)


                                                                 July 31,    January 31,      July 31,
                                                                  2000          2000            1999
                                                               ----------  --------------    ----------
               ASSETS
Current Assets:
    Accounts receivable, net                                   $   3,709    $   3,159        $   2,285
    Layaway receivables, net                                        --          5,638            4,087
    Merchandise inventories                                      179,322      147,691          133,667
    Other current assets                                             821        1,109            1,223
    Prepaid income tax                                               492         --                527
    Deferred financing costs                                         383          362              362
    Deferred income taxes, net                                     4,006        2,086            1,518
                                                               ---------    ---------        ---------
       Total current assets                                      188,733      160,045          143,669
Property and equipment, net                                       60,288       49,144           41,733
Goodwill                                                           6,055        6,186            6,317
Deferred financing costs                                           1,119          948            1,129
Deferred income tax, net                                             613          613              926
                                                               ---------    ---------        ---------
       Total assets                                            $ 256,808    $ 216,936        $ 193,774
                                                               =========    =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Outstanding checks, net                                    $   8,315    $  17,207        $   3,300
    Revolver loan                                                 44,765       41,117           57,554
    Term loan, current                                             3,750        3,250            2,750
    Accounts payable                                              52,666       37,005           37,993
    Customer deposits                                              4,169         --               --
    Accrued payroll                                                3,059        5,945            3,475
    Income taxes                                                    --          7,315             --
    Other accrued expenses                                        24,057       16,868           14,129
                                                               ---------    ---------        ---------
       Total current liabilities                                 140,781      128,707          119,201

    Term loan                                                     12,000       14,000           15,750
    Subordinated debt                                                640          640              640
    Other long-term liabilities                                    1,876        1,661            1,627
                                                               ---------    ---------        ---------
       Total liabilities                                         155,297      145,008          137,218

Commitments and contingencies

Stockholders' equity:
    Common stock                                                      17           15               15
    Class B common stock                                               -            -                -
    Class C common stock                                               -            -                -
    Class D common stock                                               -            -                -
    Additional paid-in capital                                   103,341       60,426           60,265
    Accumulated earnings                                          20,654       21,484            5,586
                                                               ---------    ---------        ---------
                                                                 124,012       81,925           65,866
                                                               ---------    ---------        ---------
    Less:

    Treasury stock, at cost (2,349,076,
    883,376 and 565,500 shares,
    respectively)                                                (22,501)      (9,997)          (9,310)
                                                               ---------    ---------        ---------
        Total stockholders' equity, net                          101,511       71,928           56,556
                                                               ---------    ---------        ---------
        Total liabilities and
        stockholders' equity                                   $ 256,808    $ 216,936        $ 193,774
                                                               =========    =========        =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2000 and 1999
                            (unaudited, in thousands)

                                                                     Six months ended
                                                                     ----------------
                                                                 July 31,          July 31,
                                                                   2000              1999
                                                               -----------       ------------

Cash flows from operating activities:
   Net income                                                  $    (830)         $   3,436
   Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                                   4,331              3,265
   Loss on disposition of assets                                      74                 15
   Cumulative effect of accounting change, net                     3,068                  -
   Changes in assets and liabilities:
       (Increase)decrease in accounts receivable, net               (550)               862
       (Increase) in layaway receivables, net                          -               (573)
       (Increase) in merchandise inventories, net of
       gold consignment                                          (29,043)           (16,919)
       (Increase) decrease in other current assets                  (204)               106
       Increase in customer deposits                                 215                  -
       Increase in accounts payable                               15,661             12,392
       (Decrease) in accrued liabilities                          (2,797)            (5,754)
                                                               ---------          ---------
          Net cash used in operating activities                  (10,075)            (3,170)
Cash flows from investing activities:
   Capital expenditures                                          (15,235)           (10,397)
                                                               ---------          ---------
       Net cash used in investing activities                     (15,235)           (10,397)
Cash flows from financing activities:
   Borrowing on revolver loan                                    231,416            163,993
   Repayment of revolver loan                                   (227,768)          (138,340)
   Repayment of term loan                                         (1,500)            (1,500)
   Proceeds from gold consignment                                  2,016              3,015
   Proceeds from exercise of stock options                           380                262
   Proceeds from equity offering, net                             42,537                  -
   Purchases of Treasury Stock                                   (12,504)            (9,310)
   Financing costs                                                  (375)                 -
   Decrease in outstanding checks, net                            (8,892)            (4,553)
                                                               ---------          ---------
       Net cash provided by financing activities                  25,310             13,567
                                                               ---------          ---------
Net change in cash and cash equivalents                                -                  -
Cash and cash equivalents at beginning of period                       -                  -
                                                               ---------          ---------
Cash and cash equivalents at end of period                     $       -          $       -
                                                               =========          =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 331 stores as of July 31, 2000, located in 36 states, operating in regional or superregional shopping malls.


2.       Equity Offering

         In March, 2000, the Company completed an offering of Common Stock (the "Offering"). The Company issued 2,325,500 shares of Common Stock, and received proceeds of $42.5 million net of underwriting discounts and offering costs. The Company used the proceeds to reduce the Company's indebtedness and for working capital and other general corporate purposes.


3.  Common Stock Repurchase Program

         On July 14, 2000, the Board of Directors authorized the Company to repurchase up to $15.0 million of its Common Stock. Shares repurchased by the Company will reduce the weighted average number of common shares outstanding for basic and diluted earnings per share calculations. As of July 31, 2000, the Company had repurchased 1.5 million shares under this Stock Repurchase Program at a total cost of approximately $12.5 million.

On August 23, 2000, the Company announced that its Board of Directors had increased the authorization to purchase shares under the Stock Repurchase Program from $15.0 million to $20.0 million of the Company's Common Stock.


4.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2000 was derived from the audited financial statements for the year ended January 31, 2000. The accompanying unaudited Balance Sheets as of July 31, 2000 and 1999, the Statements of Income for the three and six months ended July 31, 2000 and 1999 and the Statements of Cash Flows for the six months ended July 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2000. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.


5.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts of $ 1,100,000, $ 720,000, and $1,456,000 as of July 31, 2000, January
31, 2000 and July 31, 1999, respectively.

6.       Inventory

         As of July 31, 2000, January 31, 2000 and July 31, 1999, merchandising inventories consist of:



                              July 31, 2000   January 31, 2000    July 31, 1999
                                               (in thousands)

Raw Materials                    $ 11,668        $  7,557           $  5,661
Finished Goods                    167,654         140,134            128,006
                                 --------        --------           --------
Inventory                        $179,322        $147,691           $133,667
                                 ========        ========           ========


         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $4,817,000, $3,517,000, and $3,964,000 as of July 31, 2000, January 31, 2000 and July 31,
1999, respectively. As of July 31, 2000, January 31, 2000 and July 31, 1999, consignment inventories held by the Company that are not included in the balance sheets total $ 48,116,000, $52,620,000, and $43,370,000, respectively.

         In addition, gold consignments of $26,310,000, $24,294,000 and $24,294,000 are not included in the Company's balance sheets as of July 31, 2000, January 31, 2000 and July 31, 1999, respectively.

7.       Financing Arrangements

         Effective June 26, 2000, the Company amended its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group to provide for a total facility of $166.5 million through June 30, 2004. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's quarterly financial performance.

         Under this Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions on capital expenditures, investments, payment of dividends, assumption of additional debt, acquisitions and divestitures, among others, and requires the Company to maintain certain financial ratios based on levels of funded debt, capital expenditures and earnings before interest, taxes, depreciation and amortization.

Revolver Loan


         The revolving loan facility under the Credit Agreement is available up to a maximum of $150.0 million, including amounts consigned under the gold consignment facility, and is limited by a borrowing base computed based on a percentage of the value of the Company's inventory and accounts receivable. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

         The interest rates for borrowings under this agreement are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.

Term Loans

         The term loan under the Credit Agreement is available up to a maximum of $15.8 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.

Gold Consignment Facility

         During the second quarter of fiscal 2000, the Company sold and simultaneously consigned an additional 7,000 troy ounces of gold for $2.0 million under a gold consignment facility resulting in a total of 76,500 troy ounces for $26.3 million outstanding under the gold consignment facility. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. On June 30, 2004, the Company is required to repurchase 76,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility will be renewed.

Subordinated Notes

         Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 aggregate principal amount outstanding as of July 31, 2000, bear interest at 12.15% per annum payable in cash, with interest payments due quarterly.


8.       Earnings per Common Share

The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at July 31, 2000 and 1999.

                                             Three months ended            Six Months Ended
                                           July 31,     July 31,        July 31,       July 31,
                                            2000         1999             2000           1999
                                       ------------  ------------    ------------    -----------
                                             (in thousands, except per share amounts)

Net earnings for basic and              $    464       $  2,268        $  2,238       $  3,436
diluted EPS

Cumulative effect of
 accounting change, net                 $      -       $      -        $ (3,068)      $      -


Net (loss) income for basic
and diluted EPS                         $    464       $  2,268        $   (830)      $  3,436

Weighted average shares for               16,654         14,454          16,267         14,646
basic EPS

Incremental shares upon
conversions:
Stock options                                452            488             658            345

Weighted average shares for               17,106         14,942          16,925         14,991
diluted EPS






9.       Accounting Change

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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended July 31, 2000

         Net sales for the second quarter of fiscal 2000 increased $10.2 million, or 15.6%, to $76.1 million from $65.9 million in the second quarter of fiscal 1999. Comparable store sales increased $0.5 million, or 0.8%, in the second quarter of fiscal 2000 from the second quarter of fiscal 1999. Sales from new stores contributed $11.5 million to the overall net sales increase. These increases were offset by a sales decrease of $0.9 million related to closed stores and by a decrease of $0.9 million due to the change in accounting for revenue recognition on layaways. The total number of merchandise units sold increased by approximately 5.5% in the second quarter of fiscal 2000 from the second quarter of fiscal 1999, while the average price per merchandise sale increased to $332 in fiscal 2000 from $302 in fiscal 1999. Comparable store sales increased in part due to the increased use of non-recourse credit and expanded direct mail marketing programs. The Company opened 16 new stores and closed 2 stores in the second quarter of fiscal 2000 increasing the number of stores open to 331 as of July 31, 2000 compared to 272 as of July 31, 1999.

         Gross profit increased $2.9 million, or 10.8%, to $29.5 million in the second quarter of fiscal 2000 compared to the same period in fiscal 1999. Gross profit as a percentage of net sales decreased to 38.7% in the second quarter of fiscal 2000 from 40.4% in the second quarter of fiscal 1999. Occupancy, depreciation and buying expenses grew more quickly than the rate of sales growth in the second quarter of fiscal 2000 compared to the same period in fiscal 1999.

         Selling, general and administrative expenses increased $6.0 million, or 28.1%, to $27.6 million in the second quarter of fiscal 2000 from $21.5 million in the second quarter of fiscal 1999. This increase was primarily attributable to new stores opened. As a percentage of net sales, selling, general and administrative expenses increased to 36.2% in the second quarter of fiscal 2000 from 32.7% in the second quarter of fiscal 1999. The dollar increase primarily relates to higher payroll expenses of $4.0 million, higher credit costs of $0.9 million, higher other expenses of $0.6 million and higher advertising costs of $0.5 million. Credit sales as a percentage of net sales increased to 44.0% in the second quarter of fiscal 2000 from 42.6% in the second quarter of fiscal 1999, primarily as a result of increased sales through increased credit promotions.

         Interest expense decreased $0.2 million to $1.2 million in the second quarter of fiscal 2000 from $1.4 million in the second quarter of fiscal 1999. The impact of lower average borrowings was partially offset by higher market interest rates.

         Income tax expense decreased $1.1 million to $0.3 million in the second quarter of fiscal 2000 from $1.4 million in the second quarter of fiscal 1999, reflecting an effective annual tax rate of 38.5% in both periods.


Results of Operations for the Six Months Ended July 31, 2000

         Net sales for the six months ended July 31, 2000 increased $25.0 million, or 20.0%, to $149.8 million from $124.8 million in the six months ended July 31, 1999. Comparable store sales increased $5.6 million, or 4.7%, in the first six months of fiscal 2000 from the same period in fiscal 1999. Sales from new stores contributed $21.3 million to the overall net sales increase while $0.6 million of the increase resulted from a lower provision for returns. These increases were offset by a sales decrease of $1.4 million related to closed stores and by a decrease of $1.1 million due to the change in accounting for revenue recognition on layaways. The total number of merchandise units sold increased by approximately 9.4% in the first half of fiscal 1999, while the average price per merchandise sale increased to $330 in fiscal 2000 from $301 in fiscal 1999. Comparable store sales increased in part due to the increased use of non-recourse credit, expanded direct mail marketing programs and strong store inventory assortments. The Company opened 44 new stores and closed three stores in the first six months of fiscal 2000 increasing the number of stores open to 331 as of July 31, 2000 compared to 272 as of July 31, 1999.

         Gross profit increased $9.1 million, or 18.4%, to $58.7 million in the first six months of fiscal 2000 compared to the same period in fiscal 1999. Gross profit as a percentage of sales decreased to 39.2% in the first six months of fiscal 2000 from 39.7% in the same period of fiscal 1999. Occupancy, depreciation and buying expenses grew more quickly than the rate of sales growth in the first six months of fiscal 2000 compared to the same period in fiscal 1999.

         Selling, general and administrative expenses increased $11.4 million, or 27.6%, to $52.8 million for the first six months of fiscal 2000 from $41.4 million in the first six months of fiscal 1999. This increase was primarily attributable to new stores opened. As a percentage of net sales, selling, general and administrative expenses increased to 35.2% in the first half of fiscal 2000 from 33.1% in the first half of fiscal 1999. The dollar increase primarily relates to higher payroll expenses of $7.6 million, higher other expenses of $1.3 million, increased credit expense of approximately $1.7 million and higher advertising costs of $0.7 million. Credit sales as a percentage of net sales increased to 42.5% in the first half of fiscal 2000 from 41.9% in the first half of fiscal 1999, primarily as a result of increased sales through increased credit promotions.

         Interest expense decreased $0.3 million to $2.3 million in the first six months of fiscal 2000 from $2.6 million in the first six months of fiscal 1999. The impact of lower average borrowings was partially offset by higher market interest rates.

         Income tax expense decreased $0.7 million to $1.4 million in the first half of fiscal 2000 from $2.1 million in the prior period, reflecting an effective annual tax rate of 38.5% in both periods.


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

         In March, 2000, the Company completed an offering of Common Stock (the "Offering"). The Company issued 2,325,500 shares of Common Stock, and received proceeds of $42.5 million net of underwriting discounts and offering costs. The Company used the proceeds to reduce the Company's indebtedness and for working capital and other general corporate purposes.

         On July 14, 2000, the Board of Directors authorized the Company to repurchase up to $15.0 million of its Common Stock. The repurchase program authorizes the Company to purchase shares over an 18-month period in the open market or through privately negotiated transactions. On August 23, 2000 the Company announced that its Board of Directors increased the authorization to repurchase shares under the repurchase program from $ 15.0 million to $20.0 million of the Company's Common Stock. As of the date of this report, the Company has repurchased 1.6 million shares under this repurchase program at a total cost of approximately $13.8 million. The repurchase program has been financed using the Company's revolving credit facility.

         Effective June 26, 2000, the Company amended and expanded its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit

Agreement") with its bank group to provide for a total facility of $166.5 million through June 30, 2004. The Company has a $150.0 million revolving facility(including amounts borrowed under a gold consignment facility), and a $15.8 million term loan (originally $16.5 million, less principal repayments) through June 30, 2004. A gold consignment facility of $40.0 million is available under the revolving credit facility. Interest rates and the commitment fee charged on the unused facility float based upon the Company's quarterly financial performance. The amendment, among other things, permits the Company to repurchase up to $15.0 million of it's common stock and modifies certain financial covenant ratios. On August 18,2000, the Company amended the Credit Agreement to increase the amount of repurchases of common stock permitted from $15.0 to $20.0 million.


         The Company's cash flow used in operating activities increased to $10.1 million in the six months ended July 31, 2000 from $3.2 million used in operating activities in the six months ended July 31, 1999. Lower income from operations together with increases in merchandise inventories ($29.0 million) and decreases in accrued liabilities ($2.8 million) were offset by increases in accounts payable ($15.7 million), higher depreciation and amortization ($4.3 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the third quarter of fiscal 2000 and completed new store openings in the first half of fiscal 2000. In the first half of 2000, the primary sources of the Company's liquidity included proceeds from the Offering of $42.5 million net of offering expenses, a $3.6 million net increase in the amount outstanding under the Company's revolver, proceeds of $2.0 million from gold consignment, partially offset by a decrease of $8.9 million in outstanding checks. The Company utilized cash in the first six half of fiscal 2000 primarily to fund capital expenditures of $15.2 million, primarily related to the opening of 44 new stores in the first half of 2000, to fund the purchase of the Company's Common Stock ($12.5 million), and to repay a portion of the term loan ($1.5 million).

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         This information is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the six months ended July 31, 2000.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements

         All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of the Company's store expansion strategy and associated occupancy costs and access to funds for new store openings; (2) the seasonality of the Company's business; (3) economic conditions, the retail sales environment and the Company's ability to execute its business strategy and the related effects on comparable store sales and other results; (4) the extent and success of the Company's marketing and promotional programs; (5) the extent to which the Company is able to retain and attract key personnel as well as personnel costs; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) the Company's ability to maintain adequate information systems capacity and infrastructure; (10) the Company's leverage and cost of funds; (11) the Company's ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices including diamond, gem and gold prices; (13) the extent and results of the Company's E-commerce strategies and those of others;(14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into the Company's existing operations; and (16) the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit 27        Financial Data Schedule (SEC/EDGAR only)

Exhibit 10.1 Employment and Severance Agreement, dated as of January 24, 2000, between the Company and Jon Browne

Exhibit 10.2 Incentive Stock Option Agreement, dated as of January 24, 2000, between the Company and Jon Browne

Exhibit 10.3 Second Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of October 5, 1999, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks

Exhibit 10.4 Third Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of February 9, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks

Exhibit 10.5 Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and

                  Gold Consignment Agreement dated as of June 26, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks

Exhibit 10.6 Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of August 18, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as agents for the Banks

(b)   Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHITEHALL JEWELLERS, INC.
                                      (Registrant)


Date:  September 14, 2000             By: /s/ Jon H. Browne
                                          --------------------------
                                          Jon H. Browne
                                          Executive Vice President -
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)