Form 10-Q
period 2000-10-31
WHITEHALL JEWELLERS INC
filed 2000-12-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2000

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

The number of the Registrant's common stock $.001 par value per share, outstanding as of October 31, 2000 was 15,090,011 and the number of the Registrant's Class B common stock $1.00 par value as of such date was 147.69.

                            Whitehall Jewellers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 2000 and 1999
              (unaudited)(in thousands, except for per share data)


                                                    Three months ended               Nine months ended
                                                 October           October         October          October
                                                 31, 2000         31, 1999         31, 2000         31, 1999
                                                 ---------        ---------        ---------        ---------
Net sales                                        $  71,035        $  62,933        $ 220,809        $ 187,754

Cost of sales (including buying and
occupancy expenses)                                 44,896           37,894          135,951          113,105
                                                 ---------        ---------        ---------        ---------
   Gross profit                                     26,139           25,039           84,858           74,649

Selling, general and administrative
expenses                                            27,684           21,605           80,442           62,978
                                                 ---------        ---------        ---------        ---------
   Income (loss) from operations                    (1,545)           3,434            4,416           11,671

Interest expense                                     1,700            1,669            4,021            4,318
                                                 ---------        ---------        ---------        ---------
   Income (loss) before income taxes                (3,245)           1,765              395            7,353

Income tax (benefit) expense                        (1,249)             680              153            2,832
                                                 ---------        ---------        ---------        ---------
   Net income (loss) before
   cumulative effect of accounting
   change                                           (1,996)           1,085              242            4,521

   Cumulative effect of accounting
   Change, net of tax                                   --               --           (3,068)              --
                                                 ---------        ---------        ---------        ---------
   Net income (loss)                             $  (1,996)       $   1,085        $  (2,826)       $   4,521
                                                 =========        =========        =========        =========
Basic earnings per share:
   Net income (loss) before
   cumulative effect of accounting
   change                                        $   (0.13)       $    0.07        $    0.02        $    0.31
                                                 =========        =========        =========        =========
   Cumulative effect of accounting
   Change, net of tax                            $      --        $      --        $   (0.20)       $      --
                                                 =========        =========        =========        =========

   Net income (loss)                             $   (0.13)       $    0.07        $   (0.18)       $    0.31
                                                 =========        =========        =========        =========
   Weighted average common share
   and common share equivalents                     15,178           14,477           15,902           14,589
                                                 =========        =========        =========        =========
Diluted earnings per share:
   Net income (loss) before
   cumulative effect of accounting
   change                                        $   (0.13)       $    0.07        $    0.02        $    0.30
                                                 =========        =========        =========        =========
   Cumulative effect of accounting
   Change, net of tax                            $      --        $      --        $   (0.19)       $      --
                                                 =========        =========        =========        =========
   Net income (loss)                             $   (0.13)       $    0.07        $   (0.17)       $    0.30
                                                 =========        =========        =========        =========
   Weighted average common share
   and common share equivalents                     15,178           15,215           16,385           15,080
                                                 =========        =========        =========        =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
          as of October 31, 2000, January 31, 2000 and October 31, 1999
                            (unaudited, in thousands)

                                                                                                 (audited)
                                                                   -------------------    -------------------   -------------------
                                                                     October 31, 2000      January 31, 2000       October 31, 1999
                                                                   -------------------    -------------------   -------------------
               ASSETS
Current Assets:
      Accounts receivable, net                                          $   2,213              $   3,159               $   3,020
      Layaway receivables, net                                                  -                  5,638                   5,061
      Merchandise inventories                                             203,785                147,691                 161,848
      Other current assets                                                    730                  1,109                     951
      Prepaid taxes                                                         1,833                    ---                   1,671
      Deferred income taxes, net                                            4,006                    362                   1,518
      Deferred financing costs                                                383                  2,086                     362
                                                                        ---------              ---------               ---------
           Total current assets                                           212,950                160,045                 174,431
Property and equipment, net                                                62,747                 49,144                  47,246
Goodwill                                                                    5,990                  6,186                   6,252
Deferred income tax, net                                                      613                    948                     926
Deferred financing costs                                                    1,023                    613                   1,038
                                                                        ---------              ---------               ---------
           Total assets                                                 $ 283,323              $ 216,936               $ 229,893
                                                                        =========              =========               =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Outstanding checks, net                                           $   2,912              $  17,207               $   5,854
      Revolver loans                                                       76,532                 41,117                  64,129
      Current portion of long-term debt                                     4,000                  3,250                   3,000
      Accounts payable                                                     63,159                 37,005                  60,492
      Customer deposits                                                     4,365                    ---                     ---
      Accrued payroll                                                       3,823                  5,945                   3,697
      Income taxes                                                            ---                  7,315                     ---
      Other accrued expenses                                               18,015                 16,868                  17,454
                                                                        ---------              ---------               ---------
           Total current liabilities                                      172,806                128,707                 154,626

      Term loan                                                            11,000                 14,000                  15,500
      Subordinated debt                                                       640                    640                     640
      Other long-term liabilities                                           2,021                  1,661                   2,085
                                                                        ---------              ---------               ---------
           Total liabilities                                              186,467                145,008                 172,851

Commitments and contingencies

Stockholders' equity:
      Common stock                                                             17                     15                      15
      Class B common stock                                                    ---                    ---                     ---
      Class C common stock                                                    ---                    ---                     ---
      Class D common stock                                                    ---                    ---                     ---
      Additional paid-in capital                                          103,341                 60,426                  60,353
      Accumulated earnings                                                 18,654                 21,484                   6,671
                                                                        ---------              ---------               ---------
                                                                          122,012                 81,925                  67,039
                                                                        ---------              ---------               ---------
           Less:
           Treasury stock, at cost(2,643,376, 883,376 and
           883,376, shares respectively)
                                                                          (25,156)                (9,997)                 (9,997)
                                                                        ---------              ---------               ---------
           Total stockholders' equity, net                                 96,856                 71,928                  57,042
                                                                        ---------              ---------               ---------
           Total liabilities and stockholders' equity                   $ 283,323              $ 216,936               $ 229,893
                                                                        =========              =========               =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the nine months ended October 31, 2000 and 1999
                            (unaudited, in thousands)

                                                                                     Nine months ended
                                                                                     -----------------
                                                                           October 31, 2000     October 31, 1999
                                                                           ----------------     ----------------
Cash flows from operating activities:
    Net income (loss)                                                          $  (2,826)          $   4,521
    Adjustments to reconcile net income to net cash
        (used  in) provided by operating activities:
    Depreciation and amortization                                                  6,865               5,089
    Loss on disposition of assets                                                     48                  89
    Cumulative effect of accounting change, net                                    3,068
         Changes in assets and liabilities:
         Decrease in accounts receivable, net                                        946                 127
         Increase in layaway receivables, net                                          -              (1,547)
         Increase in merchandise inventories, net of gold consignment            (53,505)            (45,100)
         Decrease in other current assets                                            379                 378
         Increase in prepaid taxes                                                (1,833)             (1,671)
         Increase in customer deposits                                               411                   -
         Increase in accounts payable                                             26,154              34,891
         Decrease in accrued income tax                                           (7,315)             (5,226)
         (Decrease) Increase in accrued liabilities                                 (616)              4,004
                                                                               ---------           ---------
           Net cash used in operating activities                                 (28,224)             (4,445)
    Cash flows from investing activities:
          Capital expenditures                                                   (20,045)            (17,652)
          Purchase of assets                                                         ---                 ---
          Proceeds from assets sold                                                  ---                 ---
                                                                               ---------           ---------
               Net cash used in investing activities                             (20,045)            (17,652)
    Cash flows from financing activities:
          Borrowing on revolver loan                                             343,180             232,694
          Repayment of revolver loan                                            (307,765)           (200,466)
          Proceeds from term loan                                                    ---                 ---
          Repayment of term loan                                                  (2,250)             (1,500)
          Proceeds from gold consignment                                           2,016               3,015
          Proceeds from exercise of stock options                                    380                 350
          Proceeds from equity offering                                           42,537                 ---
          Financing costs                                                           (375)                ---
          Purchases of treasury stock                                            (15,159)             (9,997)
          Decrease in outstanding checks, net                                    (14,295)             (1,999)
                                                                               ---------           ---------
              Net cash provided by financing activities                           48,269              22,097
                                                                               ---------           ---------
    Net change in cash and cash equivalents                                          ---                 ---
    Cash and cash equivalents at beginning of period                                 ---                 ---
                                                                               ---------           ---------
    Cash and cash equivalents at end of period                                    $  ---              $  ---
                                                                               =========           =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.


                          Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 347 stores as of October 31, 2000, located in 36 states, operating in regional or super-regional shopping malls.

2.       Equity Offering

         In March, 2000, the Company completed an offering of Common Stock (the "Offering"). The Company issued 2,325,500 shares of Common Stock, and received proceeds of $42.5 million net of underwriting discounts and offering costs. The Company used the proceeds to reduce the Company's indebtedness and for working capital and other general corporate purposes.


3.  Common Stock Repurchase Program

         On July 14, 2000, the Board of Directors authorized the Company to repurchase up to $15.0 million of its Common Stock. On August 23, 2000, the Company announced that its Board of Directors had increased the authorization to purchase shares under the Stock Repurchase Program from $15.0 million to $20.0 million of the Company's Common Stock. Shares repurchased by the Company reduce the weighted average number of common shares outstanding for basic and diluted earnings per share calculations.

         As of October 31, 2000, the Company had repurchased 1,760,000 shares under this Stock Repurchase Program at a total cost of approximately $15.2 million.


4.       Summary of Significant Accounting Policies

         Basis of Presentation

                  The accompanying Balance Sheet as of January 31, 2000 was derived from the audited financial statements for the year ended January 31, 2000. The accompanying unaudited Balance Sheets as of October 31, 2000 and 1999 and the Statements of Operations for the three months and nine months ended October 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2000. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.


5.       Accounts Receivables, Net

                  Accounts receivable are shown net of the allowance for doubtful accounts of $ 984,000, $720,000 and $1,579,000 as of October 31, 2000,
January 31, 2000 and October 31, 1999, respectively.

6.       Inventory

                  As of October 31, 2000, January 31, 2000 and October 31, 1999, merchandising inventories consist of:


                     October 31, 2000    January 31, 2000     October 31, 1999
                                          (in thousands)

Raw Materials           $      12,733       $       7,557       $        7,300
Finished Goods                191,052             140,134              154,548
                     ----------------    ----------------    -----------------
Inventory               $     203,785       $     147,691       $      161,848
                     ================    ================    =================


                  Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. There was no work-in-progress as of October 31, 2000, January 31, 2000, or October 31, 1999. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,827,000, $3,517,000 and $3,559,000 as of October 31, 2000, January 31, 2000
and October 31, 1999, respectively. As of October 31, 2000, January 31, 2000 and October 31, 1999, consignment inventories held by the Company that are not included in the balance sheets total $49,769,000, $52,620,000, and $53,490,000, respectively.

                  In addition, gold consignments of $26,310,000, $24,294,000 and $24,294,000 are not included in the Company's balance sheets as of October 31, 2000, January 31, 2000 and October 31, 1999, respectively.


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

Term Loans

     The term loan under the Credit Agreement is available up to a maximum of $15.0 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for

Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.

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


8.       Dilutive Shares That Were Outstanding During the Period

         The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at October 31, 2000 and 1999.

                                                      Three months ended           Nine months ended
                                                        (in thousands, except per share amounts)
                                                   October        October       October       October
                                                   31, 2000       31, 1999      31, 2000      31, 1999
                                                  ----------     ----------    -----------   -----------
Net earnings (loss) for basic and diluted EPS     $ (1,996)       $  1,085      $ (2,826)     $  4,521

Weighted average shares for basic EPS               15,178          14,477        15,902        14,589

Incremental shares upon conversions:
Stock options                                            -             738           483           491

Weighted average shares for diluted EPS             15,178          15,215        16,385        15,080



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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended October 31, 2000

                  Net sales for the third quarter of fiscal 2000 increased $8.1 million, or 12.9%, to $71.0 million from $62.9 in the third quarter of fiscal 1999. Comparable store sales decreased $0.5 million, or 0.9%, in the third quarter of fiscal 2000 from the third quarter of fiscal 1999. Comparable store sales are defined as net sales of stores which are operating for the month in the current reporting period as well as open for the same month during the prior year reporting period. Sales from new stores contributed $10.3 million to the overall sales increase. These sales changes were offset by a sales decrease of $0.3 million related to closed stores and by a decrease of $1.4 million due to the change in accounting for revenue recognition on layaways. The total number of merchandise units sold increased by approximately 14.5% in the third quarter of fiscal 2000 from the third quarter of fiscal 1999, while the average price per merchandise sale increased to $368 in the third quarter of fiscal 2000 from $347 in the third quarter of fiscal 1999. Comparable store sales decreased primarily due to the economic environment. The Company opened 16 new stores in the third quarter of fiscal 2000 increasing the number of stores opened to 347 as of October 31, 2000 compared to 289 as of October 31, 1999.

         Gross profit increased $1.1 million to $26.1 million in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Gross profit as a percentage of sales decreased to 36.8% in the third quarter of fiscal 2000 compared to 39.8% in the third quarter of fiscal 1999. The decrease in gross profit as a percentage of sales was primarily a result of several factors including deleveraging of buying and occupancy expenses as a result of lower average store sales levels, a shift in sales mix from higher margin gold and semiprecious stone jewelry to lower margin diamond jewelry sales and increased promotional pricing offset by the increased positive gross profit impact of lower gold prices on the Company's consigned gold.

                  Selling, general and administrative expenses increased $6.1 million, or 28.2%, to $27.7 million in the third quarter of fiscal 2000 from $21.6 million in the third quarter of fiscal 1999. This increase was primarily attributable to new stores opened. As a percentage of net sales, selling, general and administrative expenses increased to 39.0% from 34.3% in the prior year quarter. The dollar increase primarily relates to higher payroll expenses of $4.3 million and higher other expenses of $1.5 million. Credit sales as a percentage of net sales increased to 48.2% in the third quarter of fiscal 2000 from 46.7% in the third quarter of fiscal 1999, primarily as a result of increased sales through increased promotions.

                  Interest expense remained constant at $1.7 million in the third quarter of fiscal 2000 and 1999.

                  An income tax benefit of $1.2 million was recorded in the third quarter of fiscal 2000 as compared to income tax expense of $0.7 million in the third quarter of fiscal 1999, reflecting an effective annual tax rate of 38.5% in both periods.

Results of Operations for the Nine Months Ended October 31, 2000

                  Net sales for the nine months ended October 31, 2000 increased $33.1 million, or 17.6%, to $220.8 million from $187.8 in the third quarter of fiscal 1999. Comparable store sales increased $5.1 million, or 2.8%, in the first nine months of fiscal 2000 from the same period in fiscal 1999. Comparable store sales are defined as net sales of stores which are operating for the month in the current reporting period as well as open for the same month during the prior year reporting period. Sales from new stores contributed $31.5 million to the overall sales increase while $0.6 million of the increase resulted from a lower provision for returns. These increases were offset by a sales decrease of $1.6 million related to closed stores and by a decrease of $2.5 million due to the change in accounting for revenue recognition on layaways. The total number of merchandise units sold increased by approximately 9.0% for the first nine months of fiscal 2000, while the average price per merchandise sale increased to $341 in the first nine months of fiscal 2000 from $315 in the first nine months of fiscal 1999. Comparable store sales increased in part due to the increased use of non-recourse credit, expanded direct mail marketing programs and strong store inventory assortments. The Company opened 60 new stores and closed three stores in the first nine months of fiscal 2000 increasing the number of stores opened to 347 as of October 31, 2000 compared to 289 as of October 31, 1999.

         Gross profit increased $10.2 million, or 13.7%, to $84.9 million in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Gross profit as a percentage of sales decreased to 38.4% in the first nine months of fiscal 2000 compared to 39.8% in to the same period of fiscal 1999. The decrease in gross profit as a percentage of sales was primarily a result of several factors including deleveraging of buying and occupancy expenses as a result of lower average store sales levels.

         Selling, general and administrative expenses increased $17.4 million, or 27.7%, to $80.4 million in the first nine months of fiscal 2000 from $63.0 million in the prior period. This increase was primarily attributable to new stores opened. As a percentage of net sales, selling, general and administrative expenses increased to 36.4% from 33.5% in the prior year period. The dollar increase primarily relates to higher payroll expenses of $11.9 million, higher other expenses of $2.1 million, and higher credit costs of $2.0 million. Credit sales as a percentage of net sales increased to 44.3% in the first nine months of fiscal 2000 from 43.5% in the first nine months of fiscal 1999, primarily as a result of increased sales through increased promotions.

         Interest expense decreased $0.3 million to $4.0 million in the first nine months of fiscal 2000 from $4.3 million in the first nine months of fiscal 1999.

         Income tax expense decreased approximately $2.7 million to $0.2 million in the first nine months of fiscal 2000 from $2.8 million in the prior period, reflecting an effective annual tax rate of 38.5% in both periods.

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

         On July 14, 2000, the Board of Directors authorized the Company to repurchase up to $15.0 million of its Common Stock. The repurchase program authorizes the Company to purchase shares over an 18-month period in the open market or through privately negotiated transactions. On August 23, 2000 the Company announced that its Board of Directors increased the authorization to repurchase shares under the repurchase program from $ 15.0 million to $20.0 million of the Company's Common Stock. As of October 31, 2000, the Company has repurchased 1,760,000 shares under this repurchase program at a total cost of approximately $15.2 million. The repurchase program has been financed using the Company's revolving credit facility.

         Effective June 26, 2000, the Company amended and expanded its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group to provide for a total facility of $166.5 million through June 30, 2004. The Company has a $150.0 million revolving facility (including amounts borrowed under a gold consignment facility), and a $15.0 million term loan (originally $16.5 million, less principal repayments) through June 30, 2004. A gold consignment facility of $40.0 million is available under the revolving credit facility. Interest rates and the commitment fee charged on the unused facility float based upon the Company's quarterly financial performance. The amendment, among other things, permits the Company to repurchase up to $15.0 million of it's common stock and modifies certain terms and conditions. On August 18, 2000, the Company amended the Credit Agreement to increase the amount of repurchases of common stock permitted from $15.0 to $20.0 million. On November 16, 2000 the Company amended the Credit Agreement to modify certain terms and conditions and to permit the creation of certain subsidiaries.

                  The Company's cash flow used in operating activities increased to $28.2 million in the nine months ended October 31, 2000 from $4.4 million used in operating activities in the nine months ended October 31, 1999. Increases in accounts payable ($26.2 million) and higher depreciation and amortization ($6.9 million) were offset by increases in merchandise inventories ($53.5 million), increases in prepaid taxes ($1.8 million), decreases in accrued income taxes ($7.3 million) and lower operating results. The increase in merchandise inventories primarily related to inventory for new store openings and an increase in inventories in advance of the Christmas selling season. In the first nine months of 2000, the primary sources of the Company's liquidity included proceeds from the Offering of $42.5 million net of offering expenses, a $35.4 million net increase in the amount outstanding under the Company's revolver, proceeds of $2.0 million from gold consignment, partially offset by a decrease of $14.3 million in outstanding checks. The Company utilized cash in the first nine months of fiscal 2000 primarily to fund capital expenditures of $20.0 million, primarily related to the opening of 60 new stores in the first nine months of 2000, to fund the purchase of the Company's Common Stock ($15.2 million) and to repay a portion of the term loan ($2.3 million).

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         This information is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, and is incorporated herein by reference. There have been no material changes to the Company's market risk during the nine months ended October 31, 2000.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements

All statements, trend analysis and other information contained in this release relative to markets for our products, trends in our operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (2) the seasonality of our business; (3) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into our existing operations; and (16) the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit 27        Financial Data Schedule (SEC/EDGAR only)



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WHITEHALL JEWELLERS, INC.
                                   (Registrant)


Date:  December 15, 2000           By:  /s/ Jon H. Browne
                                        --------------------------
                                        Jon H. Browne
                                        Executive Vice President -
                                        Chief Financial Officer and Treasurer
                                        (principal financial officer)