Form 10-Q/A
period 2000-10-31
WHITEHALL JEWELLERS INC
filed 2000-12-15
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                Amendment No. 1

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

We are amending the 10Q filing for a typographical error that occurred in the first paragraph of Part I Financial Information, Item 2, in which we are changing the increase in total number of merchandise units sold to 8.1% from 14.5% previously shown in error.

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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended October 31, 2000

                  Net sales for the third quarter of fiscal 2000 increased $8.1 million, or 12.9%, to $71.0 million from $62.9 in the third quarter of fiscal 1999. Comparable store sales decreased $0.5 million, or 0.9%, in the third quarter of fiscal 2000 from the third quarter of fiscal 1999. Comparable store sales are defined as net sales of stores which are operating for the month in the current reporting period as well as open for the same month during the prior year reporting period. Sales from new stores contributed $10.3 million to the overall sales increase. These sales changes were offset by a sales decrease of $0.3 million related to closed stores and by a decrease of $1.4 million due to the change in accounting for revenue recognition on layaways. The total number of merchandise units sold increased by approximately 8.1% in the third quarter of fiscal 2000 from the third quarter of fiscal 1999, while the average price per merchandise sale increased to $368 in the third quarter of fiscal 2000 from $347 in the third quarter of fiscal 1999. Comparable store sales decreased primarily due to the economic environment. The Company opened 16 new stores in the third quarter of fiscal 2000 increasing the number of stores opened to 347 as of October 31, 2000 compared to 289 as of October 31, 1999.

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