Form 10-K405
period 2001-01-31
WHITEHALL JEWELLERS INC
filed 2001-04-30
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-028176

                            WHITEHALL JEWELLERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                              36-1433610
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 23, 2001 was $102,231,389 based on the closing price of $8.020 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 23, 2001: 14,576,606 Number of shares of Class B Common Stock outstanding as of April 23, 2001:
147.6900

                      Documents Incorporated by Reference:

Part II -- Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 2001 (the "2000 Annual Report"), as indicated herein.

Part III -- Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 2001 (the "Proxy Statement"), as indicated herein.

                                     PART I

As used herein, references to the "Company", "Whitehall Jewellers", "we", "us", and "our" refer to Whitehall Jewellers, Inc. This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to Whitehall Jewellers that are based on the current beliefs of management of Whitehall Jewellers as well as assumptions made by and information currently available to management of Whitehall Jewellers including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to Whitehall Jewellers or our management, may identify forward-looking statements. Such statements reflect our judgement of the company as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others may impact forward looking statements contained in this report: (1) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (2) the seasonality of our business; (3) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel;
(6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices;
(15) the successful integration of acquired locations and assets into our existing operations; and (16) the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

THE COMPANY

    Founded in 1895, we are a leading, national specialty retailer of fine jewelry (based on number of stores) offering an in-depth selection in the following key categories: diamond, gold, precious and semi-precious jewelry. Our target customers are middle to upper-middle income women over 25 years old. As of April 20, 2001, we operated 361 mall based stores in 37 states under the established brand names of Whitehall Co. Jewellers (298 stores), Lundstrom Jewelers (61 stores) and Marks Bros. Jewelers (2 stores).

OPERATING STRATEGIES

    The principal elements of our operating strategy are as follows:

    Small, Flexible Store Format. We believe that we have a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls due principally to:

    o our small average store size of approximately 870 square feet, which, while considerably smaller than the average store size of many of our mall-based competitors, generates comparable sales volumes;

    o our ability to adapt our store design to various sizes and configurations; and

    o our high average sales per square foot (approximately $1,286 for the 12 months ended January 31, 2001).

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

    Attractive Store Operating Model. Our store model has proven to be attractive across brands, mall locations and in both new and existing markets. Historically, new stores on average generate significant store-level operating cash flow (defined as income from operations plus depreciation and amortization) in their first full 12 months of operations.

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

    Differentiated Merchandising. We offer an in-depth selection of high-quality merchandise in several key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented toward our target customer, the middle to upper-middle income woman over 25 years old. Within these categories, we augment our selection with consignment items which reflect somewhat more fashion forward themes, providing increased selection while reducing our inventory risk. In addition, we continue to stock a broad assortment of higher price point merchandise. For example, in fiscal 2000 more than 30% of our overall sales resulted from purchases of items priced at or above $1,500. Unlike many of our competitors, we carry only a limited selection of watches and virtually no costume jewelry or gift merchandise.

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

    Absence of Recourse Credit Risk. We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g. Visa, Mastercard, American Express, etc.), our private label credit cards (which are available through a third party and are non-recourse to us), or other non-recourse third party credit arrangements. Our strict policy eliminates credit risk associated with a customer's failure to pay. This policy also distinguishes us from many of our competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales. In cooperation with providers of non-recourse credit under private label programs, we offer our customers competitive, interest-free terms and other attractive offerings in the promotion of our jewelry.

    Strict Operating Controls. Our management team exercises significant control over many non-sale aspects of our store operations, including site selection, purchasing, store development, financial reporting and sales training. In light of the current challenging economic environment, we have focused on a series of actions that we feel will increase our operational control as well as reduce certain expenses. We have aggressively reduced costs at our stores and corporate headquarters. We have eliminated certain types of sales with marginal profitability and we plan to gradually reduce average store inventory levels. In addition, we closed eight stores during fiscal 2000 and took a charge in the fourth quarter in connection with the closing of ten more stores.

    Emphasis on Risk Management. One of our management's strengths is our disciplined approach to the core elements of our business model. While we continue to evolve, there are three principal operating strategies that are designed to mitigate risk to our business: our small, flexible store format, our non-recourse credit policy and our use of consignment inventory. Our unique store format, which averages approximately 870 square feet, is smaller than that of many of our mall-based competitors. This usually means that we are not competing with these competitors for the same location in a mall, which often gives us more location opportunities. It also means that our rents are lower, not only because of reduced competition for space, but also because a smaller store means lower fixed occupancy costs. Secondly, we have limited credit risk. Unlike many of our competitors, we utilize a non-recourse, private label credit card program. As a result, we eliminate our credit risk associated with a customer's failure to pay. Lastly, we utilize consignment inventory on a selective basis, reducing our exposure to changes in fashion trends and inventory obsolescence.

    Experienced Management Team. Our six-person executive management team has on average 20 years of retail industry experience and an average of over 13 years of experience with Whitehall Jewellers. In addition, this group has a combined beneficial interest in the company in excess of 22.3% of our common stock. We also have an experienced middle management team. We are focused on identifying, recruiting and retaining highly skilled and experienced individuals at every level of our organization. We believe that this strategy will continuously provide a substantial depth of management in our organization. We also believe the opportunity for advancement within the organization helps us attract, develop and retain skilled employees.

GROWTH STRATEGIES

    The key elements of our growth strategy are as follows:

    New Store Growth. New stores are an important part of our long-term growth plan. We have grown to 361 stores from 122 in 1993, entering 15 new states, during this period. During fiscal 2000, we opened 66 new stores. The initial performance of these new stores was below our historical new store sales levels. After making a number of changes in staffing, merchandising and operations during the summer of 2000, the performance of these new stores improved to almost historical sales levels by the end of fiscal 2000. In conjunction with our current focus on expense reduction initiatives, we have reduced our new store opening plans for 2001. In fiscal 2001, we expect to open approximately 30 new stores, most in existing Whitehall markets, and anticipate that two-thirds of the openings will be completed by May. Our new stores are in what we consider to be some of the best malls in the country and include three new markets: Cincinnati, Cleveland and Pittsburgh. We believe that our Whitehall Jewellers and Lundstrom Jewelers stores are highly portable store concepts that can achieve strong long-term cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Because of this, we believe that there is the potential to more than double our store base over the long-term within the United States. In addition, we expect to continue to evaluate acquisition opportunities as they arise as an element of our long-term growth strategy.

    Refine Merchandising Initiatives. We continue to refine our product offerings with the long-term goal of increasing the number of customer transactions and the average transaction value per customer. We intend to continually apply these practices, by adjusting the quality, selection and price points in our core merchandise categories -- diamonds, gold, precious and semi-precious jewelry.

    Enhance Sales and Marketing Initiatives. We use direct marketing and in-store promotions to stimulate store sales. We plan to continue to use our customer file of over one million names with targeted direct mailing initiatives. For example, we increased our direct marketing program mailings by over 50% in fiscal 2000 from fiscal 1999.

STORE OPERATIONS

    Site Selection. We are very strict in our site selection methodology. Our stores average approximately 870 square feet and our layout is flexible enough to adapt to each location. We typically locate our stores in high traffic, "center court" locations in desirable regional and super-regional malls throughout the United States. We select locations for stores based on our evaluation of individual site economics and market conditions. When deciding to enter a new market, we evaluate a number of criteria including the following:

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

    o   store locations of our competitors; and

    o   overall retail potential.

    Store Layout. Our stores are located in high visibility locations and provide our customers with a comfortable and inviting shopping environment. Nearly all of the stores have an open entrance rather than the more traditional single-doorway entrance. Stores are brightly-lit and generally are designed to have display cases situated along the lease line. By formatting the stores in this "customer-friendly" manner and without a formal entryway, a casual mall shopper comes in very close contact with the store's merchandise and personnel without the natural apprehension many have upon "entering" a fine jewelry store. We periodically adjust all of our store concepts to blend an appropriate theme of elegance, with a goal of creating a "customer-friendly" environment for our customers.

    Store Management. Each of our stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. Many non-sales related administrative functions are performed at our corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. We have approximately 50 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. Our senior officers spend a substantial amount of their time working with store supervisors and visiting stores to reinforce the close communication between senior executives and store personnel.

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

    Store Employee Compensation. We seek to hire experienced sales personnel and motivate our store employees by linking a meaningful percentage of employee compensation to individual and store sales performance, as well as by offering opportunities for promotion within the company.

    Employee Training. We believe that providing knowledgeable and responsive customer service is critical to our success and, accordingly, have developed and implemented extensive employee training programs. Management provides intensive on-the-job training during the first weeks of employment. This training continues throughout the employee's tenure following a structured, workbook-based program of product knowledge, sales, and operational process training. New store managers experience a similar sequence of structured on-the-job learning activities.

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

    On average our store offers approximately 2,500 individual items, including approximately 800 core jewelry items, which accounted for approximately 41% of net sales in fiscal 2000. In addition, we have expanded our merchandise assortment in higher price points. Our average price per merchandise sale has increased from $255 in fiscal 1996 to $319 in fiscal 2000. A substantial portion of our sales are made at prices discounted from listed reference prices. The methodology for achieving these discounts is carefully monitored on an on-going basis.

    The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                                        FISCAL YEAR ENDED JANUARY 31,
                                          ------------------------------------------------------
                                            1997       1998        1999        2000        2001
                                          -------    -------     -------     -------     -------
         Diamonds......................     57.5%      61.3%       59.9%       60.3%       62.6%
         Gold..........................     25.4       21.2        20.3        20.2        19.5
         Precious/Semi-Precious........     14.8       15.5        17.7        17.4        16.5
         Watches.......................      2.1        2.0         2.1         2.1         1.4
         Other.........................      0.2         --          --          --          --
                                           -----      -----        ----        ----        ----
             Total.....................    100.0%     100.0%      100.0%      100.0%      100.0%
                                           =====      =====       =====       =====       =====

    We also customize the merchandising of our stores based upon each store's sales volume, individual market preferences and historical selling patterns. We continually test new items in our stores and monitor their sales performance to identify additional sales opportunities.

    Along with our broad product assortment, we also provide jewelry repair services to our customers (sales from which represented 3.0% of fiscal 2000 net sales) and jewelry service plans (sales from which represented 1.0% of fiscal 2000 net sales.) Actual repair work is performed by jewelers under independent contract in many of our stores.

ADVERTISING AND PROMOTIONS

    The key elements of our advertising strategy include in-store and point-of-sale marketing and direct mail campaigns. We believe that the quality of our customer database, which currently consists of over one million customers, has allowed us to develop targeted advertising, marketing and promotional campaigns. We continuously test various direct mail campaigns as part of our advertising initiatives. Frequent special promotions such as diamond remount events, "Vice President's Day Events," and similar promotions, as well as point of sales signage and in store flyers, are designed to increase traffic through our stores and generate an urgency for customers to make purchases. These promotions vary from year to year and among stores. Publicized promotional events are an important part of our marketing efforts, and we generate a significant portion of our revenues during such events.

    Over the past several years, direct marketing has become an increasingly important element of our advertising and promotion strategy. For example, we increased our direct marketing program mailings by over 50% in fiscal 2000 from fiscal 1999. An example of that increase was our Valentine's Day promotions; we delivered over 325,000 direct mail fliers in connection with Valentine's Day in fiscal 2000, as compared to 32,000 in fiscal 1999. We intend to prudently expand our direct mail programs in fiscal 2001.

    We generally offer to customers a 30-day return or 90-day exchange policy

    We also offer a layaway program that enables our customers to hold an item at our stores and pay for it over a one-year period without interest charges. The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments. We retain possession of merchandise placed in layaway until the customer has made all required payments.

CREDIT

    We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit cards, which are available through a third party and are non-recourse to us, or other non-recourse third party credit arrangements. Because our credit programs are non-recourse to us, we have no customer credit risk for non-payment by the customer associated with the sale. At the same time, we believe that our ability to offer credit through our "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. We encourage sales on our private label credit card or other non-recourse third-party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 2000, our average private label credit sale was approximately $835, compared to average personal credit card sale of approximately $271.

    Our private label credit program is currently run through G.E. Capital Consumer Card Co. ("G.E.CC") and other non-recourse credit card purveyors. Under these programs customers may apply for instant credit for merchandise purchases. In 1998, G.E. Capital ("G.E.") and Bank One formed a Joint Venture named Monogram Credit Service LLC. In 2000, G.E.CC became the successor to this Joint Venture.

    Our credit strategy and our focus on a more upscale clientele are interrelated. A substantial portion of the users of private label credit offered by many jewelers tend to be customers with more limited financial resources or a weaker credit history. In contrast, our adherence to a "no credit risk" policy limits our sales to such individuals. Thus, we have historically oriented our merchandising programs to appeal to a more affluent, less credit-reliant consumer.

    Under the credit programs, the credit purveyors have no recourse against us based on the customer's failure to pay; recourse against us is restricted to those limited cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud.) Our expense related to these limited cases was less than 0.5% of sales during fiscal 2000. Our credit card discount expense for fiscal 1999 and fiscal 2000 represented 3.0% and 3.1%, respectively, of credit sales.

In general, our credit card discount expense is higher for our private label programs than for personal credit cards, such as Visa and Mastercard. G.E.CC provides credit to our customers using its own credit criteria and policies. We pay a fee to G.E.CC based primarily upon the volume of credit extended. We have similar non-recourse arrangements with other credit purveyors, which we use in addition to G.E.CC's program to assist customers in financing their purchases. In addition, we utilize a check authorization company which guarantees payments on transactions involving certain personal checks.

    Several years ago, we introduced a "One-Year No-Interest" program through G.E. Under this program, G.E. offers customers a financing arrangement with no interest for one year, for which we pay G.E. a significantly higher fee than we pay under its standard program. We have successfully used this program and continue to offer this and other interest free promotions (e.g. 3-month no interest, 6-month no interest) from time to time. This program enables us to offer our customers competitive, interest-free terms and other attractive promotions despite our "no credit risk" policy. We intend to offer the one-year interest free promotion more selectively in 2001 than in prior years in order to reduce credit costs.

E-COMMERCE

    During 2000 we launched whitehalljewellers.com an e-commerce site to complement our store-based operations and provide us with an additional channel to reach our customers. Our e-commerce and Internet initiatives are conducted through whitehalljewellers.com, a wholly owned subsidiary of Whitehall Jewellers.

    To date, our e-commerce initiatives have not resulted in significant on-line sales. We are currently revising our website to be mainly a marketing and informational site, although we may continue to sell jewelry on-line.

PURCHASING

    We do not manufacture our merchandise. We purchase substantially all of our inventory, including loose gems, directly from leading suppliers located in the United States and abroad. We purchase merchandise from approximately 120 vendors, primarily in the United States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 1999, our largest supplier and five largest suppliers accounted for approximately 12% and 39%, respectively, of the merchandise we purchased. During fiscal 2000, our largest supplier and five largest suppliers accounted for approximately 14% and 44%, respectively, of the merchandise we purchased. We also have certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by us or by other companies. We believe that the relationships we have established with our suppliers and subcontractors are good. We have not experienced any difficulty in obtaining satisfactory sources of supply and believe that adequate alternative sources of supply exist for substantially all types of merchandise sold in our stores. However, the loss of one or more of our major suppliers, particularly at certain critical times during the year, could have a material adverse effect on us.

    We maintain a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at our headquarters in Chicago, Illinois.

    During fiscal 2000, our average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 60% of the total cost of our on-hand merchandise with the remaining percentage being trade payables and consignment inventory. For example, as of January 31,

2001, the average amount of consignment merchandise per store was approximately $219,000. Our vendor relationships for non-consignment inventory are often granted exchange privileges which permit us to return or exchange certain unsold merchandise for new products at any time. In summary, our relationships with vendors encourage their participation in, and responsibility for, merchandise turnover and profitability. These arrangements also permit us to have more merchandise available for sale in stores and reduce somewhat our exposure to changes in fashion trends and inventory obsolescence.

    As participants in the jewelry industry, we are affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2000, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98.6% of our net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Diamond Trading Company has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole. DeBeers recently entered into a $400 million, five-year partnership with LVMH, the luxury-goods company, to market its own branded diamonds.

    Increasing attention has been focused recently on the issue of "conflict" diamonds. Conflict diamonds are extracted from war-torn regions and sold by rebel forces to fund insurrection. Concerned participants in the diamond trade, seek to exclude such diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislative initiatives. It is not expected that such efforts, if successful, will substantially affect the supply of diamonds. However, in the near term, efforts by non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

    We are constantly altering the mix of our products and we have increased the percentage of higher priced items in our stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

INVENTORY LOSS PREVENTION

    We undertake substantial efforts to safeguard our jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, our inventory management and control system, which tracks each item in our inventory, provides a further check against loss or theft. During fiscal 2000, in-store inventory shrinkage amounted to approximately 1.3% of sales. We have a full-time manager who directs our loss prevention department. We maintain insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises (and in our distribution facility whether owned or on consignment) in amounts that we believe are reasonable and adequate for the types and amounts of merchandise that we carry.

MANAGEMENT INFORMATION SYSTEMS

    We utilize customized management information systems throughout our business to facilitate the design and implementation of selling strategies and as an integral part of our financial and other operational controls. Our management information system utilizes IBM AS400 systems as its foundation. The system incorporates point-of-sale computers in our stores with a merchandise management and purchase order management system and utilizes software specifically designed or customized for the jewelry industry. The information system has been upgraded to support our current needs but further upgrading is necessary to support our growth.

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

COMPETITION

    The jewelry business is fragmented and highly competitive. We compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks and Internet commerce. In addition, DeBeers recently entered into a $400 million, five-year partnership with LVMH, the luxury goods company, to market its own branded diamonds. Diamond Trading Company, a marketing arm of DeBeers has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds. Certain of our competitors are substantially larger and have greater financial resources than us and can take advantage of national advertising programs. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

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

    Direct marketing of fine jewelry, including marketing of jewelry via the Internet, historically has not met with substantial consumer acceptance. However, in the past year a number of well-financed businesses have announced plans to market fine jewelry via the Internet and some have begun selling fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing could transform the jewelry retailing business, result in lower price points and margins, and adversely affect our results of operations or financial condition. Although we initiated an e-commerce sales program in 2000, to date our e-commerce initiatives have not resulted in significant on-line sales and we are currently evaluating our e-commerce and Internet strategies.

INTELLECTUAL PROPERTY

    Whitehall(R) Co. Jewellers, Lundstrom(R) Jewelers and Marks Bros.(R) Jewelers are registered trademarks in the United States. We also have registered the Internet domain names "whitehalljewellers.com" and "lundstromjewelers.com." Four stores are currently operating in Japan under the name "Lundstrom" pursuant to a license agreement with Nihon Gold Chain Co-Operation. We may, in the future, consider additional licensing of our trademarks and tradenames on an opportunistic basis. Our trademarks are held by, and our licensing activity is conducted by, WH Inc. of Illinois, a wholly owned subsidiary of Whitehall Jewellers.

EMPLOYEES

    As of January 31, 2001, we had 2,837 employees, including approximately 2,613 store level employees. We usually hire a limited number of temporary employees during each Christmas selling season. None of our employees are represented by a union. We believe that our relations with our employees are good.

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

    Our operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry. In marketing to our customers, we compare many of our prices to "reference prices." Our literature indicates to customers that our reference price for an item is either the manufacturer's suggested retail price or our determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers and is not our current selling price or the price at which we formerly sold such item. We are, from time to time, subject to regulatory investigation relating to our "reference prices" in marketing to our customers. Although we believe that pricing comparisons are common in the jewelry business, there can be no assurance that this position would be upheld. In 1999, an investigator for the Office of Consumer Affairs for the Commonwealth of Virginia requested that we substantiate our advertised claim of 50% off "reference prices." The investigation was concluded without any action being taken against Whitehall.

ITEM 2.  PROPERTIES

    As of April 20, 2001, we operated 361 stores in 37 states. All of these stores are leased and are located in regional or super-regional malls. Our typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rented based on store sales and certain other occupancy charges. At January 31, 2001 the average remaining life of the leases for our stores was approximately seven years. While there can be no assurance, we expect to be generally able to renew these leases as they expire.

    We also lease approximately 28,400 square feet of office and administrative space in Chicago, Illinois in an office building housing our corporate headquarters, distribution functions and quality assurance operations. This lease expires on May 13, 2004.

ITEM 3.       LEGAL PROCEEDINGS

    In 1999, an investigator for the Office of Consumer Affairs for the Commonwealth of Virginia requested that we substantiate our advertised claim of 50% off "reference prices." The Virginia investigation was concluded without any action being taken against Whitehall. On February 14, 2000, The Jewelry Monitor filed suit against the Company in state court in California, alleging unfair and deceptive advertising in violation of state law and seeking injunctive relief and restitution. After mediation in March 2001, the case was resolved. The resolution has not had, and is not expected to have, a material adverse effect on the Company. The Company is also involved from time to time in certain legal actions and regulatory investigations arising in the ordinary course of business. We believe that none of these other actions or investigations will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated herein by reference to section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 2000 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 2000 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 2000 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 2, 2001) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 2, 2001) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 2,
2001) is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 2, 2001) is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The following financial statements are filed as part of this report:

        Report of Independent Public Accountants.*

        Balance Sheets of the Company as of January 31, 2001 and 2000.*

        Statements of Operations of the Company for the years ended January 31, 2001, 2000, and 1999.*

        Statements of Stockholders' Equity of the Company for the years ended January 31, 2001, 2000 and 1999.*

        Statements of Cash Flows of the Company for the years ended January 31, 2001, 2000 and 1999.*

        Notes to Financial Statements.*

------------

*   Incorporated herein by reference from the Company's 2000 Annual Report.

    (a)(2) Financial Statement Schedules

               Report of Independent Public Accountants on Financial Statement Schedule                Page 21
               Schedule II - Valuation and Qualifying Accounts                                         Page 22


    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)(3) Exhibits

        Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this Report.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

*3.1           Restated Certificate of Incorporation of the Company.
               Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2000, file No. 001-15615.


*3.2 Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No.
                  0-028176.

*4.1 Amended and Restated Stockholders Rights Plan. Incorporated by reference to Exhibit 99.2 of the Company's Registration
                  Statement as amended on Form 8-A/A and filed with the Securities and Exchange Commission on April 28, 1999, file No.
                  0-028176.

*4.2              Certificate of Designations of Series A Junior Participating
                  Preferred Stock. Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No.
                  333-1794).

*4.3 Indenture governing the Notes dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National
                  Association, as Trustee (the "Indenture"). Incorporated by reference to Exhibit 4.3 of the Company's Registration
                  Statement on Form S-1 originally filed with the Securities and Exchange Commission on May 17, 1996 (Registration No.
                  333-04043).

*4.4              Form of Series C Notes (included in Exhibit 4.3 to this Form
                  10-K). Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on May 17, 1996
                  (Registration No. 333-04043).

*4.5              Form of Series D Notes (included in Exhibit 4.3 to this Form
                  10-K). Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on May 17, 1996
                  (Registration No. 333-04043).

*4.6 First Supplemental Indenture to Indenture. Incorporated by reference to Exhibit 4.4 of the Company's Registration
                  Statement on Form S-1 originally filed with the Securities and Exchange Commission on May 17, 1996 (Registration No.
                  333-04043).

*4.7 Second Supplemental Indenture to Indenture. Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No.
                  0-028176.

*10.1             Second Amended and Restated Registration Agreement.
                  Incorporated by reference to Exhibit 10.1 of the Company's
                  Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on May 17, 1996
                  (Registration No. 333-04043).

*10.2             Letter Agreements re: Incentive Stock Option dated September
                  28, 1995 between the Company and each of Hugh M. Patinkin,
                  John R. Desjardins and Matthew M. Patinkin, respectively.
                  Incorporated by reference to Exhibit 10.2 of the Company's
                  Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).(1)

*10.3             Letter Agreements re: Restricted Stock Awards dated September
                  28, 1995 between the Company and each of Hugh M. Patinkin,
                  John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of the Company's Registration
                  Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794). (1)

*10.4             Letter Agreements re: Incentive Compensation dated September
                  28, 1995 between the Company and each of Hugh M. Patinkin,
                  John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.4 of the Company's Registration
                  Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794). (1)

*10.5             Company's 1995 Executive Incentive Stock Option Plan.
                  Incorporated by reference to Exhibit 10.5 of the Company's
                  Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794). (1)

*10.6             Letter Agreement re: Incentive Stock Option between the
                  Company and Lynn D. Eisenheim.


                  Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).(1)

 10.7             1996 Long-Term Incentive Plan, as amended(1)

*10.8 Lease dated May 14, 1992 between the Company and New York Life Insurance Company relating to the Company's corporate headquarters. Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).

*10.9 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Whitehall Jewellers, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit
                  10.12 of the Company's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on May 17, 1996 (Registration No. 333-04043).

*10.10            Amended and Restated Employee Stock Ownership Plan.
                  Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, file No. 0-028176.

*10.11 Form of Executive Severance Agreements, as amended, each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 as originally filed with the Securities and Exchange Commission on January 27, 2000 (Registration No. 333-95465).(1)

*10.12 Employment and Severance Agreement dated March 17, 1997 between the Company and Manny A. Brown. Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.(1)

*10.13 Employment and Severance Agreement, dated as of January 24, 2000, between the Company and Jon H. Browne. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.(1)

 10.14 Executive Severance Agreement dated November 1, 2000, between the Company, WH Inc. of Illinois, a wholly owned subsidiary of the Company, and Lynn D. Eisenheim(1)

*10.15 1997 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2000 (Registration No. 333-38958).

 10.16 Form of Stock Option Agreement for Employees under the 1997 Long-Term Incentive Plan(1)

 10.17 Performance Based Incentive Stock Option Agreements, each dated March 18, 1999 and June 8, 1999, with each of Hugh M. Patinkin, Matthew M. Patinkin, John R. Desjardins, Manny A. Brown and Lynn D. Eisenheim, under the 1997 Long-Term Incentive Plan(1)

*10.18 Incentive Stock Option Agreement, dated as of January 24, 2000, between the Company and Jon H. Browne. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.(1)

 10.19 Form of Non-Qualified Stock Option Agreement under the 1997 Non-Employee Director Stock Option Plan(1)

 10.20 Form of Restricted Stock Award Agreement for Executive Officers under the 1997 Long-Term Incentive Plan(1)

 10.21 Form of Restricted Stock Award Agreement for Non-Employee Directors under the 1997 Long-Term Incentive Plan(1)

*10.22 1998 Non-Employee Directors Stock Option Plan Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange

                  Commission on April 15, 1998 (Registration No. 333-50159). (1)

*10.23 Amendment to the 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.(1)

 10.24 Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan(1)

*10.25 Asset Purchase Agreement dated as of June 19, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.), Carlyle & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission on September 22, 1998, file No. 0-028176.

*10.26 Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of September 10, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.) the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998, file No. 0-028176.

*10.27 First Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of November 17, 1998, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle National Bank and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.

*10.28 Second Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of October 5, 1999, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit
                  10.3 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.

*10.29 Third Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of February 9, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit
                  10.4 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.

*10.30 Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of June 26, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit
                  10.5 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.

*10.31 Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of August 18, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), BankBoston, N.A. as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit
                  10.6 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.

 10.32 Waiver and Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of November 16, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks.

 10.33 Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of January 31, 2001, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks.

*10.34 401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176. (1)

*10.35            Second Amendment to 401(k) Plan. Incorporated by reference to
                  Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)
                  (2)

*10.36            Third Amendment to 401(k) Plan. Incorporated by reference to
                  Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.37            Fourth Amendment to 401(k) Plan. Incorporated by reference to
                  Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

13                2000 Annual Report

23                Consent of PricewaterhouseCoopers LLP

24                Powers of Attorney (included on signature page)

27                Financial Data Schedule

-------------------


(1) Represents management contract or compensatory plan or arrangement.

(2) There is no First Amendment to 401(k) Plan.

    (b) Reports on Form 8-K

                        REPORT OF INDEPENDENT ACCOUNTANTS


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.:


In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 15 present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. (the "Company") at January 31, 2001 and January 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Company changed its method of recognizing revenue sales during the year ended January 31, 2001.


/s/ PricewaterhouseCoopers LLP


Chicago, Illinois
March 6, 2001

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 1999, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)


             COLUMN A                         COLUMN B                COLUMN C               COLUMN D      COLUMN E
--------------------------                  ------------    ---------------------------   -------------   ------------

                                              BALANCE AT      CHARGED TO     CHARGED TO                    BALANCE AT
                                            BEGINNING OF      COSTS AND        OTHER                           END
               DESCRIPTION                      PERIOD         EXPENSES       ACCOUNTS       DEDUCTION      OF PERIOD
               -----------                  ------------    -------------    ----------   -------------   ------------


Twelve months ended 1/31/99
  allowance for doubtful accounts......         $  543          $1,278           --         $   944(1)        $  877
                                                ======          ======                      =======           ======
  Inventory allowance..................          1,699           4,634        2,000(2)        4,385            3,948
                                                ======          ======                       ======           ======
Twelve months ended 1/31/00
  Allowance for doubtful accounts......         $  877          $1,180           --          $1,337             $720
                                                ======          ======                       ======            =====

  Inventory allowance..................          3,948           5,851           --           6,282            3,517
                                                ======          ======                       ======           ======

Twelve months ended 1/31/01
  Allowance for doubtful accounts......         $  720          $1,325           --          $  573           $1,472
                                                ======          ======                       ======           ======

  Inventory allowance..................          3,517          10,503           --          10,493            3,527
                                                ======          ======                      =======           ======

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

Date: April 30, 2001                          WHITEHALL JEWELLERS, INC.

                                         By:  /s/ Jon H. Browne
                                              ---------------------------------
                                              Jon H. Browne
                                              Executive Vice President,
                                              CFO & Treasurer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30 day of April, 2001.

            Name                             Capacity
            ----                             --------

/s/ Hugh M. Patinkin         Chairman, President and Chief Executive Officer
---------------------------  (principal executive officer) and Director
Hugh M. Patinkin

/s/ John R. Desjardins       Executive Vice President and Secretary
---------------------------  and Director
John R. Desjardins

/s/ Matthew M. Patinkin      Director
---------------------------
Matthew M. Patinkin

/s/ Norman J. Patinkin       Director
---------------------------
Norman J. Patinkin

/s/ Jack A. Smith            Director
----------------------------
Jack A. Smith

/s/ Daniel H. Levy           Director
----------------------------
Daniel H. Levy

/s/ Richard Berkowitz        Director
----------------------------
Richard Berkowitz

/s/ Jon H. Browne            Executive Vice President, CFO & Treasurer
----------------------------
Jon H. Browne