Form 10-Q
period 2001-04-30
WHITEHALL JEWELLERS INC
filed 2001-06-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2001

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

The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of April 30, 2001 was 14,576,606 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of April 30, 2001 was 147.690.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2001



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Operations (unaudited) for the three months ended April 30, 2001 and 2000

           Balance Sheets - (unaudited) as of April 30, 2001, January 31, 2001 and April 30, 2000

           Statements of Cash Flows (unaudited) for the three months ended April 30, 2001 and 2000

           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security-Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
           (b) Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2001 and 2000
                                   (unaudited)
                    (in thousands, except for per share data)

                                                                    Three months ended
                                                                  ---------------------
                                                                  April 30,    April 30,
                                                                     2001        2000
                                                                  ---------    --------
Net sales                                                          $ 68,931    $ 73,635

Cost of sales (including buying and occupancy expenses)
                                                                     43,317      44,404
                                                                   --------    --------

      Gross profit                                                   25,614      29,231

Selling, general and administrative expenses                         26,482      25,182
                                                                   --------    --------

     (Loss) income from operations                                     (868)      4,049

Interest expense                                                      1,739       1,164
                                                                   --------    --------

     (Loss) income before income taxes                               (2,607)      2,885

Income tax (benefit) expense                                           (985)      1,111
                                                                   --------    --------

     (Loss) income before cumulative effect of accounting change     (1,622)      1,774

Cumulative effect of accounting change, net of tax
                                                                        ---      (3,068)
                                                                   --------    --------

     Net loss                                                      $ (1,622)   $ (1,294)
                                                                   ========    ========

Basic earnings per share:

     (Loss) income before cumulative effect of accounting change
                                                                   $  (0.11)   $   0.11
                                                                   ========    ========

     Cumulative effect of accounting change, net                     $  ---    $  (0.19)
                                                                   ========    ========

     Net loss                                                      $  (0.11)   $  (0.08)
                                                                   ========    ========

     Weighted average common shares and common share equivalents
                                                                     14,574      15,871
                                                                   ========    ========

Diluted earnings per share:

     (Loss) income before cumulative effect of accounting change
                                                                   $  (0.11)   $   0.11
                                                                   ========    ========

     Cumulative effect of accounting change, net                     $  ---    $  (0.19)
                                                                   ========    ========

     Net loss                                                      $  (0.11)   $  (0.08)
                                                                   ========    ========

     Weighted average common shares and common share equivalents
                                                                     14,574      16,680
                                                                   ========    ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2001, January 31, 2001 and April 30, 2000
                  (unaudited, in thousands, except share data)

                                                                   April 30, 2001    January 31, 2001    April 30, 2000
                                                                   --------------    ----------------    --------------
               ASSETS

Current Assets:
      Cash                                                           $   4,025          $   2,926          $   2,817
      Accounts receivable, net                                           2,294              1,406              3,647
      Merchandise inventories                                          186,698            178,053            174,696
      Prepaid income taxes                                               1,674                 --                 --
      Other current assets                                               1,302                688                828
      Deferred financing costs                                             498                402                362
      Deferred income taxes                                              2,817              2,817              2,566
                                                                     ---------          ---------          ---------
Total current assets                                                   199,308            186,292            184,916
Property and equipment, net                                             64,716             62,080             55,584
Goodwill                                                                 5,859              5,924              6,121
Deferred financing costs                                                 1,080                971                857
Deferred income tax                                                        527                527              2,053
                                                                     ---------          ---------          ---------
Total assets                                                         $ 271,490          $ 255,794          $ 249,531
                                                                     =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
      Revolver loan                                                  $  75,250          $  47,220          $  20,869
      Current portion of long-term debt                                  4,500              4,250              4,250
      Accounts payable                                                  51,390             57,982             70,672
      Customer deposits                                                  4,531              4,214              4,494
      Accrued payroll                                                    3,677              5,170              2,965
      Income taxes                                                         ---              2,940              1,075
           Other accrued expenses                                       19,004             18,329             16,255
                                                                     ---------          ---------          ---------
      Total current liabilities                                        158,352            140,105            120,580
      Long term debt                                                     8,500              9,750             13,000
      Subordinated debt                                                    640                640                640
           Other long-term liabilities                                   2,250              2,128              1,764
                                                                     ---------          ---------          ---------
Total liabilities                                                      169,742            152,623            135,984

Commitments and contingencies

      Stockholders' equity:
      Common stock                                                          17                 17                 17
      Class B common stock                                                  --                 --                 --
      Class C common stock                                                  --                 --                 --
      Class D common stock                                                  --                 --                 --
      Additional paid-in capital                                       103,541            103,341            103,337
      Accumulated earnings                                              27,167             28,790             20,190
                                                                     ---------          ---------          ---------
                                                                       130,725            132,148            123,544
      Less:
           Treasury stock, at cost (3,200,876, 3,200,876 and
           883,376 shares respectively)                                (28,977)           (28,977)            (9,997)
                                                                     ---------          ---------          ---------
           Total stockholders' equity, net                             101,748            103,171            113,547
                                                                     ---------          ---------          ---------
           Total liabilities and stockholders' equity                $ 271,490          $ 255,794          $ 249,531
                                                                     =========          =========          =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2001 and 2000
                            (unaudited, in thousands)

                                                                                          Three months ended
                                                                                  ---------------------------------

                                                                                  April 30, 2001     April 30, 2000
                                                                                  --------------     --------------
Cash flows from operating activities:
       Net (loss)                                                                   $  (1,622)         $  (1,294)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                    2,629              2,019
       Loss on disposition of assets                                                       36                 39
       Cumulative effect of accounting change, net                                         --              3,068
       Changes in assets and liabilities:
               Increase in accounts receivable, net                                      (888)              (488)
               Increase in merchandise inventories, net of gold consignment
                                                                                      (11,752)           (22,401)
               (Increase) decrease in other current assets                               (614)               281
               Increase in prepaid taxes                                               (1,674)                --
               Increase in accounts payable                                            10,486             24,572
               Increase in customer deposits                                              317                540
               Decrease in accrued liabilities                                         (3,634)            (9,730)
                                                                                    ---------          ---------
                    Net cash used in operating activities                              (6,716)            (3,394)
Cash flows from investing activities:
       Capital expenditures                                                            (5,127)            (8,342)
                                                                                    ---------          ---------
               Net cash used in investing activities                                   (5,127)            (8,342)
Cash flows from financing activities:
       Borrowing on revolver loan                                                     243,693            101,658
       Repayment of revolver loan                                                    (215,663)          (121,906)
       Outstanding checks                                                             (17,078)           (10,539)
       Repayment of term loan                                                          (1,000)                --
       Proceeds from gold consignment                                                   3,107                 --
       Financing costs                                                                   (316)                --
       Proceeds from equity offering, net                                                  --             42,537
       Proceeds from exercise of stock options                                            200                376
                                                                                    ---------          ---------
               Net cash provided by financing activities                               12,943             12,126
                                                                                    ---------          ---------
Net change in cash and cash equivalents                                                 1,100                390
Cash and cash equivalents at beginning of period                                        2,925              2,427
                                                                                    ---------          ---------
Cash and cash equivalents at end of period                                          $   4,025          $   2,817
                                                                                    =========          =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 361 stores as of April 30, 2001, located in 37 states, operating in regional or superregional shopping malls.

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

         As of April 30, 2001, the Company had repurchased 2,317,500 shares under this Stock Repurchase Program at a total cost of approximately $19.0 million.


4.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2001 was derived from the audited financial statements for the year ended January 31, 2001. The accompanying unaudited Balance Sheets as of April 30, 2001 and 2000 and the Statements of Income and Cash Flows for the three months ended April 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2001. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

5.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts of $1,570,000, $1,474,000, and $881,000 as of April 30, 2001, January
31, 2001 and April 30, 2000, respectively.

6.       Inventory

         As of April 30, 2001, January 31, 2001 and April 30, 2000, merchandising inventories consisted of:

                    April 30, 2001   January 31, 2001   April 30, 2000
                                      (in thousands)

Raw Materials          $  7,959         $  7,104           $  8,664
Finished Goods          178,739          170,949            166,032
                       --------         --------           --------
Inventory              $186,698         $178,053           $174,696
                       ========         ========           ========

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,851,000, $ 3,527,000 and $4,750,000 as of April 30, 2001, January 31, 2001 and April 30,
2000, respectively. As of April 30, 2001, January 31, 2001 and April 30, 2000, consignment inventories held by the Company that are not included in the balance sheets total $75,203,000, $76,079,000, and $51,288,000, respectively.

         In addition, gold consignments of $29,416,000, $26,310,000 and $24,294,000, are not included in the Company's balance sheets as of April 30, 2001, January 31, 2001 and April 30, 2000, respectively.

7.       Accounts Payable

         Accounts payable includes outstanding checks, which were $3,625,000, $20,703,000 and $9,093,000 as of April 30, 2001, January 31, 2001 and April 30,
2000, respectively.

8.       Financing Arrangements

         Effective April 27, 2001, the Company amended certain terms and conditions within its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group which provides for a total facility of $166.5 million through June 30, 2004. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's quarterly financial performance.

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

Term Loans

         The term loan under the Credit Agreement is available up to a maximum of $13.0 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.


Gold Consignment Facility

         During the first quarter of fiscal 2001, the Company sold and simultaneously consigned an additional 12,000 troy ounces of gold for $3.1 million under a gold consignment facility resulting in a total of 88,500 troy ounces for $29.4 million outstanding under the gold consignment facility as of April 30, 2001. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. Without renewal or replacement of this facility by June 30, 2004, the Company is required to deliver or repurchase 88,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date.

9.       Dilutive Shares That Were Outstanding During the Period

The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at April 30, 2001 and 2000.

                                                     Three months ended
                                              April 30, 2001    April 30, 2000
                                              --------------    --------------
                                            (in thousands, except share amounts)

Net (loss) income before cumulative
effect of accounting change                     $ (1,622)         $  1,774

Cumulative effect of account change, net        $     --          $ (3,068)

Net (loss) for basic and diluted EPS            $ (1,622)         $ (1,294)

Weighted average shares for basic EPS             14,574            15,871

Incremental shares upon conversions:
Stock options                                         --               809

Weighted average shares for diluted EPS           14,574            16,680

Stock options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2001 and 2000, were 2,892,086 and 370,972 respectively, due to their antidilutive effect on the calculations.

10.      Accounting of Derivative Instruments and Hedging Activities

The Company has adopted FAS 133, as amended, which had no impact on its financial statements.

11.      Reclassifications

Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the first quarter of fiscal 2001 decreased $4.7 million, or 6.4%, to $68.9 million from $73.6 million in the first quarter of fiscal 2000. New store sales accounted for an increase in sales of $9.2 million. Comparable store sales decreased $11.8 million, or 16.7%, in the first quarter of fiscal 2001 from the first quarter of fiscal 2000. These sales changes were impacted by a sales decrease of $2.2 million related to closed stores. The total number of merchandise units sold decreased by approximately 6.1% in the first quarter of fiscal 2001 from the first quarter of fiscal 2000 and the average price per merchandise sale decreased to $324 in the first fiscal quarter of 2001 from $327 in the first fiscal quarter of 2000. The slower economy and lower consumer confidence had a negative impact on sales. Sales also declined because we eliminated two promotional practices, outside trade-ins and certain break-up sales, which did not meet our gross margin criteria. Credit sales as a percentage of net sales decreased slightly to 40.2% in the first quarter of fiscal 2001 from 40.9% in the first quarter of fiscal 2000, primarily as a result of decreased sales through secondary credit programs and less usage of 1 year interest free promotions offset by increases in other private label credit programs. The Company opened 20 new stores and closed seven stores in the first quarter of fiscal 2001, increasing the number of stores to 361 as of April 30, 2001 compared to 317 as of April 30, 2000.

         Gross profit decreased $3.6 million, or 12.4%, to $25.6 million from $29.2 million in the first quarter of fiscal 2001 compared to the same period in fiscal 2000. Gross profit as a percentage of sales decreased to 37.2% in the first quarter of fiscal 2001 compared to 39.7% in the first quarter of fiscal 2000. This decrease as a percentage of sales primarily resulted from the deleveraging of store occupancy and buying expenses which was partially offset by substantial merchandise gross margin improvements. The elimination of outside trade-ins and certain break-up sales coupled with improved control over discounting, significantly improved merchandise gross margins versus compared to the fourth quarter of fiscal 2000 and the first quarter of fiscal 2000.

         Selling, general and administrative expenses increased $1.3 million, or 5.2%, to $26.5 million from $25.2 million in the first quarter of fiscal 2001 compared to the same period in fiscal 2000. The net increase in selling, general and administrative results from new store expenses which were partially offset by expense reductions in existing stores. The dollar increase primarily relates to higher payroll expenses of $0.8 million, higher advertising expenses of $0.2 million, and higher other operating expenses of $0.5 million offset by lower credit expenses of $0.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 38.4% in the first quarter of fiscal 2001 compared to 34.2% in the first quarter of fiscal 2000.

         Interest expense increased approximately $0.5 million to $1.7 million in the first quarter of fiscal 2001 from $1.2 million in the first quarter of fiscal 2000. The impact of higher average borrowings was partially offset by lower interest rates.

         Income tax benefit of $1.0 million in the first quarter of 2001 compared to an income tax expense of $1.1 million in the first quarter of 2000, reflects an effective annual tax rate of 37.8% and 38.5%, respectively.

         The cumulative effect of the change in accounting related to the change in the recognition of revenue for layaways was $5.0 million, $3.1 million net of tax for the first quarter of fiscal 2000.

         Net loss of $1.6 million in the first quarter of fiscal 2001, compared to $1.3 million in the first quarter of fiscal 2000 resulted from the factors discussed immediately above.


Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures, acquisitions of new stores and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver, which was amended on April 27, 2001 as discussed in Note 5 of the April 20, 2001 financial statements in this Form 10Q.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of April 30, 2001, the maximum availability under the credit facility was $25.7 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

         The Company's cash flow used in operating activities was $6.7 million in the first quarter of 2001 compared to $3.4 million used in operating activities in the first quarter of fiscal 2000. Increases in accounts payable ($10.5 million), depreciation and amortization ($2.6 million) and customer deposits ($0.3 million) were offset by increases in merchandise inventories ($11.8 million), accounts receivable ($0.9 million) and accrued liabilities ($3.6 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 2001 and the 20 completed new store openings in the first quarter of fiscal 2001. In the first quarter of 2001, the primary sources of the Company's liquidity included a net increase of $28.0 million in the amount outstanding under the Company's revolver and by the sale and consignment of gold of $3.1 million. The Company utilized cash in the first quarter of 2001 to fund decreases in outstanding checks ($17.1 million) and capital expenditures of $5.1 million, primarily related to the opening of 20 new stores in the first quarter of 2001 and to repay a portion of the term loan ($1.0 million).

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

         The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit and term loan facilities. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

Gold Price Risk

         The Company's exposure to changes in the price of gold relates to its borrowing activities under its old consignment facility. The Company accepts as consignee, and is responsible to return at a future date, a fixed number of ounces of gold. The periodic charges paid by the Company are computed based on a percentage of the value of the gold consigned. An increase in the price of gold could substantially increase the annual costs to the Company of the gold consigned and the eventual costs to the Company upon the termination of this arrangement.

         There have been no material changes to the Company's market risk during the three months ended April 30, 2001.

Effective February 1, 2001, the Company has adopted FAS 133, as amended, which had no impact on its financial statements.


Item 4 - Submission of Matters to a Vote of Security-Holders

         (a) The Company held its annual meeting of stockholders on June 6, 2001.

         (b) No answer required.

         (c) Proposal 1 involved the election of three directors to serve until the 2004 Annual Meeting. Those directors and the voting results were as follows:


                                           For        Authority Withheld
                                        ----------    ------------------

             John R. Desjardins         12,685,360         644,969
             Jack A. Smith              13,131,030         199,299


         (d) Not applicable.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements

         All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (1) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (2) the seasonality of our business; (3) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into our existing operations; and (16) the risk factors identified from time to time in our filings with the Securities and Exchange Commission.


Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit No.     Description
-----------     -----------

10.1 Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of April 27, 2001, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHITEHALL JEWELLERS, INC.
                                          (Registrant)


Date:  June 14, 2001                By:   /s/ Jon H. Browne
                                          --------------------------
                                          Jon H. Browne
                                          Executive Vice President -
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)