Form 10-Q
period 2001-07-31
WHITEHALL JEWELLERS INC
filed 2001-09-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2001

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

The number of the Registrant's common stock, $.001 par value per share, outstanding as of July 31, 2001 was 14,576,755 and the number of the Registrant's Class B common stock, $1.00 par value, as of such date was 147.69.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 2001



PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Operations for the three months and six months ended July 31, 2001 and 2000 (unaudited)

                  Balance Sheets - July 31, 2001, January 31, 2001 and July 31, 2000 (unaudited)

                  Statements of Cash Flows for the six months ended July 31, 2001 and 2000(unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements
                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2001 and 2000
              (unaudited)(in thousands, except for per share data)


                                                      Three months ended       Six months ended
                                                     July 31,    July 31,    July 31,     July 31,
                                                       2001        2000        2001         2000
                                                    ---------    --------    --------     ---------

Net sales                                           $  74,366    $  76,139   $ 143,297    $ 149,774

Cost of sales (including buying and occupancy
expenses)                                              46,464       46,651      89,781       91,055
                                                    ---------    ---------   ---------    ---------
   Gross profit                                        27,902       29,488      53,516       58,719

Selling, general and administrative expenses
                                                       26,980       27,576      53,462       52,758
                                                    ---------    ---------   ---------    ---------
   Income from operations                                 922        1,912          54        5,961

Interest expense                                        1,956        1,157       3,695        2,321
                                                    ---------    ---------   ---------    ---------
   (Loss) income before income taxes                   (1,034)         755      (3,641)       3,640

Income tax (benefit) expense                             (391)         291      (1,376)       1,402
                                                    ---------    ---------   ---------    ---------

   Net (loss) income before cumulative effect of
   accounting change                                     (643)         464      (2,265)       2,238

   Cumulative effect of accounting
   change, net of tax                                    --           --          --         (3,068)
                                                    ---------    ---------   ---------    ---------
   Net income (loss)                                $    (643)   $     464   $  (2,265)   $    (830)
                                                    =========    =========   =========    =========


Basic earnings per share:
   Net (loss) income before cumulative effect of
   accounting change                                $   (0.04)   $    0.03   $   (0.16)   $    0.14
                                                    =========    =========   =========    =========
   Cumulative effect of accounting
   change, net of tax                               $    --      $    --     $    --      $   (0.19)
                                                    =========    =========   =========    =========

   Net income (loss)                                $   (0.04)   $    0.03   $   (0.16)   $   (0.05)
                                                    =========    =========   =========    =========
   Weighted average common share and common share
   equivalents                                         14,582       16,654      14,578       16,267
                                                    =========    =========   =========    =========


Diluted earnings per share:
   Net (loss) income before cumulative effect of
   accounting change                                $   (0.04)   $    0.03   $   (0.16)   $    0.13
                                                    =========    =========   =========    =========
   Cumulative effect of accounting
   change, net of tax                               $    --      $    --     $    --      $   (0.18)
                                                    =========    =========   =========    =========

   Net income (loss)                                $   (0.04)   $    0.03   $   (0.16)   $   (0.05)
                                                    =========    =========   =========    =========
   Weighted average common share and common share
   equivalents                                         14,582       17,106      14,578       16,925
                                                    =========    =========   =========    =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                            (unaudited, in thousands)

                                                           July 31,    January 31,   July 31,
                                                             2001         2000         2000
                                                           --------    -----------   --------

               ASSETS
Current Assets:
      Cash                                                $   2,916    $   2,926    $   2,639
      Accounts receivable, net                                2,319        1,406        3,709
      Merchandise inventories                               178,047      178,053      179,322
      Other current assets                                      912          688          821
      Prepaid income tax                                      1,947           --          492
      Deferred financing costs                                  498          402          383
      Deferred income taxes, net                              2,955        2,817        4,006
                                                          ---------    ---------    ---------
           Total current assets                             189,594      186,292      191,372
Property and equipment, net                                  66,332       62,080       60,288
Goodwill                                                      5,793        5,924        6,055
Deferred financing costs                                        956          971        1,119
Deferred income tax, net                                        732          527          613
                                                          ---------    ---------    ---------
           Total assets                                   $ 263,407    $ 255,794    $ 259,447
                                                          =========    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                       $  74,242    $  47,220    $  44,765
      Term loan, current                                      4,750        4,250        3,750
      Accounts payable                                       46,289       57,982       61,882
      Customer deposits                                       4,359        4,214        4,169
      Accrued payroll                                         4,661        5,170        4,796
      Income taxes                                               --        2,940           --
      Other accrued expenses                                 17,706       18,329       24,058
                                                          ---------    ---------    ---------
           Total current liabilities                        152,007      140,105      143,420

      Term loan                                               7,250        9,750       12,000
      Subordinated debt                                         640          640          640
      Other long-term liabilities                             2,404        2,128        1,876
                                                          ---------    ---------    ---------
           Total liabilities                                162,301      152,623      157,936

Commitments and contingencies

Stockholders' equity:
      Common stock                                               17           17           17
      Class B common stock                                       --           --           --
      Class C common stock                                       --           --           --
      Class D common stock                                       --           --           --
      Additional paid-in capital                            103,541      103,341      103,341
      Accumulated earnings                                   26,525       28,790       20,654
                                                          ---------    ---------    ---------
                                                            130,083      132,148      124,012
                                                          ---------    ---------    ---------
      Less:

      Treasury stock, at cost (3,200,876, 3,200,876 and
      2,349,076 shares, respectively)
                                                            (28,977)     (28,977)     (22,501)
                                                          ---------    ---------    ---------
           Total stockholders' equity, net                  101,106      103,171      101,511
                                                          ---------    ---------    ---------
           Total liabilities and stockholders' equity
                                                          $ 263,407    $ 255,794    $ 259,447
                                                          =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2001 and 2000
                            (unaudited, in thousands)

                                                                           Six months ended
                                                                           ----------------
                                                                           July 31,    July 31,
                                                                             2001       2000
                                                                          ---------    ---------

Cash flows from operating activities:
    Net income                                                            $  (2,265)   $    (830)
    Adjustments to reconcile net income to net cash (used in) operating activities:
    Depreciation and amortization                                             5,283        4,331
    Loss on disposition of assets                                                58           74
    Cumulative effect of accounting change, net                                --          3,068
    Changes in assets and liabilities:
         (Increase)in accounts receivable, net                                 (913)        (550)
         (Increase) in merchandise inventories, net of gold consignment
                                                                             (3,102)     (29,043)
         (Increase)decrease in other current assets                            (224)         288
         (Increase)decrease in prepaid income tax                            (1,947)         492
         (Increase) in deferred income taxes                                   (343)        --
         Increase in customer deposits                                          145          215
         (Decrease) increase in accounts payable                               (766)      15,661
         (Decrease) in taxes payable                                         (2,940)      (7,164)
         (Decrease) increase in accrued liabilities                            (855)       3,383
                                                                          ---------    ---------
         Net cash (used in) operating activities                             (7,869)     (10,075)
  Cash flows from investing activities:
         Capital expenditures                                                (9,227)     (15,235)
                                                                          ---------    ---------
         Net cash used in investing activities                               (9,227)     (15,235)
Cash flows from financing activities:
    Borrowing on revolver loan                                              533,118      231,416
    Repayment of revolver loan                                             (506,096)    (227,768)
    Repayment of term loan                                                   (2,000)      (1,500)
    Proceeds from gold consignment                                            3,107        2,016
    Proceeds from exercise of stock options                                     200          380
    Proceeds from equity offering, net                                         --         42,537
    Purchases of Treasury Stock                                                --        (12,504)
    Financing costs                                                            (316)        (375)
    Decrease in outstanding checks, net                                     (10,927)      (8,680)
                                                                          ---------    ---------
         Net cash provided by financing activities                           17,086       25,522
                                                                          ---------    ---------
         Net change in cash and cash equivalents                                (10)         212
Cash and cash equivalents at beginning of period                              2,926        2,427
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $   2,916    $   2,639
                                                                          =========    =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.   Description of Operations

     The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one reportable business segment. The Company has a national presence with 364 stores as of July 31, 2001, located in 37 states, operating in regional or superregional shopping malls.


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

     As of July 31, 2001, the Company had repurchased 2,317,500 shares under this Stock Repurchase Program at a total cost of approximately $19.0 million.


4.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 2001 was derived from the audited financial statements for the year ended January 31, 2001. The accompanying unaudited Balance Sheets as of July 31, 2001 and 2000, the Statements of Income for the three and six months ended July 31, 2001 and 2000 and the Statements of Cash Flows for the six months ended July 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2001. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.

     Revenue Recognition

     The Company recognizes revenue from sales of merchandise when earned. Revenue is recognized when delivery has occurred and title and risk of loss have transferred to the customer. The Company accrues an estimate based on historical experience for expected returns which have not been presented.


5.   Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $ 1,687,000, $ 1,474,000, and $1,100,000 as of July 31, 2001, January 31, 2001
and July 31, 2000, respectively.


6.   Inventory

     As of July 31, 2001, January 31, 2001 and July 31, 2000, merchandising inventories consist of:


                     July 31, 2001        January 31, 2001       July 31, 2000
                                            (in thousands)

Raw Materials             $  6,128                $  7,104            $ 11,668
Finished Goods             171,919                 170,949             167,654
                    ---------------     -------------------     ---------------
Inventory                 $178,047                $178,053            $179,322
                    ===============     ===================     ===============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,477,000, $3,527,000, and $4,817,000 as of July 31, 2001, January 31, 2001 and July 31, 2000,
respectively. As of July 31, 2001, January 31, 2001 and July 31, 2000, consignment inventories held by the Company that are not included in the balance sheets total $ 77,040,000, $76,079,000, and $48,116,000, respectively.

     In addition, gold consignments of $29,416,000, $26,310,000 and $26,310,000 are not included in the Company's balance sheets as of July 31, 2001, January 31, 2001 and July 31, 2000, respectively.

     Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of January 31, 2001 and 2000, these amounts included in inventory are $2,958,000 and $2,464,000, respectively. The amounts comprising the overhead pool of capitalizable costs were $4,964,000, $3,888,000 and $2,945,000 for the years ended January 31, 2001, 2000 and 1999, respectively.


7.   Store Closing Charges

     The Company has recognized impairment charges, measured as the excess of the net book value of furniture, fixtures and leasehold improvements over their fair values, associated with management's decision to close stores. The Company recognized $1.1 million in store closing charges for the year ended January 31, 2001, including $1.0 million recognized in fourth quarter in connection with management's decision to close ten stores. As of July 31, 2001, the Company has completed the closure of four of these stores, without requiring significant adjustment to the recognized charges and continues to pursue the closure of the remainder. Total store closing charges recognized for the year ended January 31, 2000 were $0.3 million.

8.   Accounts Payable

     Accounts payable includes outstanding checks, which were $9,777,000, $20,703,000 and $10,953,000 as of July 31, 2001, January 31, 2001 and July 31,
2000, respectively.


9.   Financing Arrangements

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


Term Loans

     The term loan under the Credit Agreement is available up to a maximum of $12.0 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.


Gold Consignment Facility

     During the first six months of fiscal 2001, the Company sold and simultaneously consigned an additional 12,000 troy ounces of gold for $3.1 million under a gold consignment facility resulting in a total of 88,500 troy ounces for $29.4 million outstanding under the gold consignment facility as of July 31, 2001. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. Without renewal or replacement of this facility by June 30, 2004, the Company is required to deliver or repurchase 88,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date.


10.  Earnings per Common Share

     The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at July 31, 2001 and 2000.

                                                        Three months ended                 Six Months Ended
                                                     July 31,         July 31,         July 31,         July 31,
                                                       2001             2000             2001             2000
                                                     --------         --------         --------         --------
                                                              (in thousands, except per share amounts)
Net (loss) earnings for basic and diluted EPS        $   (643)        $    464         $ (2,265)        $  2,238

Cumulative effect of accounting change, net
                                                     $    ---         $    ---         $    ---         $ (3,068)

Net (loss) income for basic and diluted EPS
                                                     $   (643)        $    464         $ (2,265)        $   (830)

Weighted average shares for basic EPS                  14,582           16,654           14,578           16,267

Incremental shares upon conversions:
Stock options                                             ---              452              ---              658

Weighted average shares for diluted EPS                14,582           17,106           14,578           16,925

Stock options excluded from
the calculation of diluted
earnings per share [due to
their antidilutive effect on
the calculations]                                       2,895              485            2,895              444


11.  Accounting of Derivative Instruments and Hedging Activities

     The Company has adopted FAS 133, as amended, which had no impact on its financial statements.


12.  Accounting for Business Combination and Goodwill and Other Intangible
Assets

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS 142 on February 1, 2002. The Company has not yet determined the effect of SFAS 142.

13.  Reclassifications

     Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended July 31, 2001

     Net sales for the second quarter of fiscal 2001 decreased $1.8 million, or 2.3%, to $74.4 million from $76.1 million in the second quarter of fiscal 2000. Comparable store sales decreased $7.8 million, or 10.8%, in the second quarter of fiscal 2001 from the second quarter of fiscal 2000. Additionally, there was a sales decrease of $2.0 million related to closed stores. These decreases were partially offset by sales from new stores of $8.1 million. The total number of merchandise units sold increased by approximately 3.9% in the second quarter of fiscal 2001 from the second quarter of fiscal 2000 while the average price per merchandise sale declined to $313 in fiscal 2001 from $332 in fiscal 2000. The slower economy and lower consumer confidence had a negative impact on sales. Sales also declined because we eliminated two promotional practices, outside trade-ins and certain break-up sales, which did not meet our gross margin criteria. Credit sales as a percentage of net sales decreased slightly to 42.2% in the second quarter of fiscal 2001 from 44.0% in the second quarter of fiscal 2000, primarily as a result of decreased sales through secondary credit programs and less usage of one year interest free promotions partially offset by increases in other private label credit programs. The Company opened three new stores in the second quarter of fiscal 2001 increasing the number of stores open to 364 as of July 31, 2001 compared to 331 as of July 31, 2000.

     Gross profit for the second quarter of fiscal 2001 decreased $1.6 million, or 5.4%, to $27.9 million from $29.5 million in the same period in fiscal 2000. Gross profit as a percentage of net sales decreased to 37.5% in the second quarter of fiscal 2001 from 38.7% in the second quarter of fiscal 2000. During the second quarter of fiscal 2001 the merchandise component of gross margins improved slightly compared to the same period of fiscal 2000. This improvement primarily resulted from an improvement in the merchandise component of gross margin in the diamond category. This increase was offset by a shift away from slightly higher margin categories of gold, precious and semi-precious merchandise to the diamond category which carries a relatively lower gross margin. This slight improvement in merchandise gross margin was offset by occupancy, depreciation and buying expenses which grew more quickly than the rate of sales growth in the second quarter of fiscal 2001 compared to the same period in fiscal 2000.

     Selling, general and administrative expenses decreased $0.6 million, or 2.2%, to $27.0 million in the second quarter of fiscal 2001 from $27.6 million in the second quarter of fiscal 2000. This decrease was primarily attributable lower credit expense of $0.8 million due to lower sales on credit and fewer credit promotions and other expenses of $0.4 million partially offset by higher payroll expenses of $0.6 million due to the addition of thirty-three stores. As a percentage of net sales, selling, general and administrative expenses increased to 36.3% in the second quarter of fiscal 2001 from 36.2% in the second quarter of fiscal 2000.

     Interest expense increased $0.8 million to $2.0 million in the second quarter of fiscal 2001 from $1.2 million in the second quarter of fiscal 2000, resulting from higher average borrowings somewhat offset by lower market interest rates.

     Income taxes decreased $0.7 million to a benefit of $0.4 million in the second quarter of fiscal 2001 from expense of $0.3 million in the second quarter of fiscal 2000, reflecting an effective annual tax rate of 37.8% and 38.5% in the second quarter of fiscal 2001 and 2000, respectively.

Results of Operations for the Six Months Ended July 31, 2001

     Net sales for the six months ended July 31, 2001 decreased $6.5 million, or 4.3%, to $143.3 million from $149.8 million in the six months ended July 31, 2000. Comparable store sales decreased $19.6 million, or 13.7%, in the first six months of fiscal 2001 from the same period in fiscal 2000. Additionally there was a sales decrease of $4.2 million related to closed stores. These decreases were partially offset by sales from new stores of $17.3 million. The total number of merchandise units sold decreased by approximately 1.1% in the first six months of fiscal 2001 from the first six months of fiscal 2000 and the average price per merchandise sale declined to $318 in fiscal 2001 from $330 in fiscal 2000. The slower economy and lower consumer confidence had a negative impact on sales. Sales also declined because we eliminated two promotional practices, outside trade-ins and certain break-up sales, which did not meet our gross margin criteria. Credit sales as a percentage of net sales decreased slightly to 41.2% in the first six months of fiscal 2001 from 42.5% in the first six months of fiscal 2000, primarily as a result of decreased sales through secondary credit programs and less usage of one year interest free promotions partially offset by increases in other private label credit programs. The Company opened 23 new stores and closed seven stores in the first six months of fiscal 2001 increasing the number of stores open to 364 as of July 31, 2001 compared to 331 as of July 31, 2000.

     Gross profit for the first six months of fiscal 2001 decreased $1.3 million, or 1.4%, to $89.8 million from $91.1 million compared to the same period in fiscal 2000. Gross profit as a percentage of sales decreased to 37.3% from 39.2% in the same period of fiscal 2000. During the first six months of fiscal 2001 the merchandise component of gross margins improved slightly compared to the same period of fiscal 2000. This improvement primarily resulted from an improvement in the merchandise component of gross margin in the diamond category. This increase was offset by a shift away from slightly higher margin categories of gold, precious and semi-precious merchandise to the diamond category which carries a relatively lower gross margin. This improvement in merchandise gross margin was offset by occupancy, depreciation and buying expenses which grew more quickly than the rate of sales growth in the first six months of fiscal 2001 compared to the same period in fiscal 2000.

     Selling, general and administrative expenses increased $0.7 million, or 1.3%, to $53.5 million for the first six months of fiscal 2001 from $52.8 million in the first six months of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 37.3% in the first half of fiscal 2001 from 35.2% in the first half of fiscal 2000. The dollar increase primarily relates to higher payroll expenses of $1.4 million, higher other expenses of $0.2 million, higher advertising costs of $0.2 million due to the addition of thirty-three stores. These were partially offset by lower credit expense of $1.1 million due to lower sales on credit and fewer credit promotions.

     Interest expense increased $1.4 million to $3.7 million in the first six months of fiscal 2001 from $2.3 million in the first six months of fiscal 2000, resulting from higher average borrowings somewhat offset by lower market interest rates.

     Income taxes decreased $2.8 million to a benefit of $1.4 million in the first half of fiscal 2001 from expense of $1.4 million in the prior period, reflecting an effective annual tax rate of 37.8% and 38.5%, respectively.


Liquidity and Capital Resources

     The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and acquisitions of new stores and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver, which was amended on April 27, 2001 as discussed in Note 9 of the July 31, 2001 financial statements in this Form 10Q.

     The Company has an agreement with its financial institution whereby checks are honored when presented and the corresponding amount is automatically borrowed under the revolving loan facility.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of July 31, 2001, the maximum availability under the credit facility was $19.0 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

     The Company's cash flow used in operating activities decreased to $7.9 million in the six months ended July 31, 2001 from $10.1 million in the six months ended July 31, 2000. Higher loss from operations together with increases in merchandise inventories ($3.1 million), increases in prepaid income tax ($1.9 million), decreases in tax payable ($2.9 million), decreases in accrued liabilities ($0.9 million) and decreases in accounts payable ($0.8 million), were partially offset by depreciation and amortization ($5.3 million). The increase in merchandise inventories primarily related to inventory for new store openings which were partially offset by a decrease in average store inventory. In the first half of 2001, the primary sources of the Company's liquidity included a $27.0 million net increase in the amount outstanding under the Company's revolver, proceeds of $3.1 million from gold consignment, partially offset by a decrease of $10.9 million in outstanding checks. The Company utilized cash in the first half of fiscal 2001 primarily to fund capital expenditures of $9.2 million, primarily related to the opening of 23 new stores in the first half of 2001, and to repay a portion of the term loan ($2.0 million).

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

     Gold Price Risk

     The Company's exposure to changes in the price of gold relates to its borrowing activities under its gold consignment facility. The Company accepts as consignee, and is responsible to return at a future date, a fixed number of ounces of gold. The periodic charges paid by the Company are computed based on a percentage of the value of the gold consigned. An increase in the price of gold could substantially increase the annual costs to the Company of the gold consigned and the eventual costs to the Company upon the termination of this arrangement.

     There have been no material changes to the Company's market risk during the six months ended July 31, 2001.

     Effective February 1, 2001, the Company has adopted FAS 133, as amended, which had no impact on its financial statements.

PART II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements

This release contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgement of the Company as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward looking statements contained in this report: (1) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (2) the seasonality of our business; (3) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into our existing operations; and
(16) the risk factors identified from time to time in our filings with the Securities and Exchange Commission.


Item 6 - Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K


On May 10, 2001, the Company filed a Current Report on Form 8-K (dated May 10,
2001) with the Securities and Exchange Commission reporting the issuance of a press release on that date announcing the Company's sales for the first quarter ended April 30, 2001. A copy of the press release is attached as an exhibit to the Current Report on Form 8-K.

On June 6, 2001, the Company filed a Current Report on Form 8-K (dated June 6,
2001) with the Securities and Exchange Commission reporting that it conducted its annual meeting of stockholders on that date. A copy of the presentation made by the Company at the annual meeting is attached as an exhibit to the Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WHITEHALL JEWELLERS, INC.
                                   (Registrant)


Date:  September 14, 2001          By:  /s/ Jon H. Browne
                                        --------------------------
                                            Jon H. Browne
                                        Executive Vice President -
                                        Chief Financial Officer and
                                        Treasurer
                                        (principal financial officer)