Form 10-Q
period 2001-10-31
WHITEHALL JEWELLERS INC
filed 2001-12-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2001

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

The number of the Registrant's common stock, $.001 par value per share, outstanding as of October 31, 2001 was 14,584,820 and the number of the Registrant's Class B common stock, $1.00 par value, as of such date was 147.69.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2001



PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Operations for the three months and nine months ended October 31, 2001 and 2000 (unaudited)

           Balance Sheets - October 31, 2001, January 31, 2001 and October 31, 2000 (unaudited)

           Statements of Cash Flows for the nine months ended October 31, 2001 and 2000(unaudited)

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

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits
           (b)   Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
                   for the three months and nine months ended
                    October 31, 2001 and 2000 (unaudited)(in
                      thousands, except for per share data)


                                                            Three months ended                Nine months ended
                                                         October         October          October          October
                                                        31, 2001         31, 2000         31, 2001         31, 2000
                                                        ---------        ---------        ---------        ---------
Net sales                                               $  65,136        $  71,035        $ 208,433        $ 220,809

Cost of sales (including buying and occupancy
expenses)                                                  43,029           44,896          132,810          135,951
                                                        ---------        ---------        ---------        ---------
   Gross profit                                            22,107           26,139           75,623           84,858

Selling, general and administrative expenses
                                                           25,821           27,684           79,283           80,442
                                                        ---------        ---------        ---------        ---------
   (Loss) income from operations                           (3,714)          (1,545)          (3,660)           4,416

Interest expense                                            1,900            1,700            5,595            4,021
                                                        ---------        ---------        ---------        ---------
   (Loss) income before income taxes                       (5,614)          (3,245)          (9,255)             395

Income tax (benefit) expense                               (2,122)          (1,249)          (3,498)             153
                                                        ---------        ---------        ---------        ---------
   (Loss) income before cumulative effect of
   accounting change                                       (3,492)          (1,996)          (5,757)             242

   Cumulative effect of accounting
   change, net of tax                                         ---              ---              ---           (3,068)
                                                        ---------        ---------        ---------        ---------
   Net (loss)                                           $  (3,492)       $  (1,996)       $  (5,757)       $  (2,826)
                                                        =========        =========        =========        =========
Basic earnings per share:
   (Loss) income before cumulative effect of
   accounting change                                    $   (0.24)       $   (0.13)       $   (0.39)       $    0.02
                                                        =========        =========        =========        =========
   Cumulative effect of accounting
   Change, net of tax                                   $      --        $      --        $      --        $   (0.20)
                                                        =========        =========        =========        =========

   Net (loss)                                           $   (0.24)       $   (0.13)       $   (0.39)       $   (0.18)
                                                        =========        =========        =========        =========
   Weighted average common share and common share
   equivalents                                             14,588           15,178           14,581           15,902
                                                        =========        =========        =========        =========

Diluted earnings per share:
   (Loss) income before cumulative effect of
   accounting change                                    $   (0.24)       $   (0.13)       $   (0.39)       $    0.02
                                                        =========        =========        =========        =========
   Cumulative effect of accounting
   Change, net of tax                                   $      --        $      --        $      --        $   (0.19)
                                                        =========        =========        =========        =========

   Net (loss)                                           $   (0.24)       $   (0.13)       $   (0.39)       $   (0.17)
                                                        =========        =========        =========        =========
   Weighted average common share and common share
   equivalents                                             14,588           15,178           14,581           16,385
                                                        =========        =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                            (unaudited, in thousands)


                                                                  October 31,      January 31,      October 31,
                                                                      2001            2001             2000
                                                                  -----------      -----------      -----------
               ASSETS
Current Assets:
      Cash                                                         $   2,811        $   2,926        $   3,402
      Accounts receivable, net                                         1,044            1,406            2,213
      Merchandise inventories                                        183,209          178,053          203,785
      Other current assets                                               419              688              730
      Prepaid income tax                                               4,776              ---            1,833
      Deferred financing costs                                           498              402              383
      Deferred income taxes, net                                       3,556            2,817            4,006
                                                                   ---------        ---------        ---------
           Total current assets                                      196,313          186,292          216,352
Property and equipment, net                                           65,008           62,080           62,747
Goodwill                                                               5,728            5,924            5,990
Deferred financing costs                                                 831              971            1,023
Deferred income tax, net                                                 ---              527              613
                                                                   ---------        ---------        ---------
           Total assets                                            $ 267,880        $ 255,794        $ 286,725
                                                                   =========        =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                                $  83,343        $  47,220        $  76,532
      Term loan, current                                               5,000            4,250            4,000
      Accounts payable                                                44,305           57,982           69,473
      Customer deposits                                                4,465            4,214            4,365
      Accrued payroll                                                  4,277            5,170            3,823
      Income taxes                                                       ---            2,940              ---
      Other accrued expenses                                          19,091           18,329           18,015
                                                                   ---------        ---------        ---------
           Total current liabilities                                 160,481          140,105          176,208

      Term loan                                                        6,000            9,750           11,000
      Subordinated debt                                                  640              640              640
      Deferred income tax, net                                           565              ---              ---
      Other long-term liabilities                                      2,535            2,128            2,021
                                                                   ---------        ---------        ---------
Total liabilities                                                    170,221          152,623          189,869

Commitments and contingencies

      Stockholders' equity:
      Common stock                                                        17               17               17
      Class B common stock                                               ---              ---              ---
      Class C common stock                                               ---              ---              ---
      Class D common stock                                               ---              ---              ---
      Additional paid-in capital                                     103,586          103,341          103,341
           Accumulated earnings                                       23,033           28,790           18,654
                                                                   ---------        ---------        ---------
                                                                     126,636          132,148          122,012
                                                                   ---------        ---------        ---------
      Less:

           Treasury stock, at cost (3,200,876, 3,200,876 and
           2,643,376 shares, respectively)
                                                                     (28,977)         (28,977)         (25,156)
                                                                   ---------        ---------        ---------
           Total stockholders' equity, net                            97,659          103,171           96,856
                                                                   ---------        ---------        ---------
           Total liabilities and stockholders' equity
                                                                   $ 267,880        $ 255,794        $ 286,725
                                                                   =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the nine months ended October 31, 2001 and 2000
                            (unaudited, in thousands)


                                                                                  Nine months ended
                                                                                  -----------------
                                                                              October 31,      October 31,
                                                                                  2001            2001
                                                                              -----------      ----------
Cash flows from operating activities:
    Net (loss)                                                                $  (5,757)       $  (2,826)
    Adjustments to reconcile net income to net cash (used in) operating activities:
    Depreciation and amortization                                                 7,966            6,865
    Loss on disposition of assets                                                   894               48
    Cumulative effect of accounting change, net                                     ---            3,068
    Changes in assets and liabilities:
         Decrease in accounts receivable, net                                       362              946
         (Increase) in merchandise inventories, net of gold consignment
                                                                                 (4,944)         (53,505)
         Decrease in other current assets                                           269              379
         (Increase) in prepaid income tax                                        (4,776)          (1,833)
         Decrease in deferred income taxes                                          353              ---
         Increase in customer deposits                                              251              411
         Increase in accounts payable                                               145           26,154
         (Decrease) in taxes payable                                             (2,940)          (7,315)
         Increase (decrease) in accrued liabilities                                 277             (616)
                                                                              ---------        ---------
         Net cash (used in) operating activities                                 (7,900)         (28,224)
  Cash flows from investing activities:
         Capital expenditures                                                   (11,233)         (20,045)
                                                                              ---------        ---------
         Net cash used in investing activities                                  (11,233)         (20,045)
Cash flows from financing activities:
    Borrowing on revolver loan                                                  781,545          343,180
    Repayment of revolver loan                                                 (745,422)        (307,765)
    Repayment of term loan                                                       (3,000)          (2,250)
    Proceeds from gold consignment                                                3,107            2,016
    Repurchase of consigned gold                                                 (3,319)             ---
    Proceeds from exercise of stock options                                         245              380
    Proceeds from equity offering, net                                              ---           42,537
    Purchases of treasury stock                                                     ---          (15,159)
    Financing costs                                                                (316)            (375)
    Decrease in outstanding checks, net                                         (13,822)         (13,320)
                                                                              ---------        ---------
         Net cash provided by financing activities                               19,018           49,244
                                                                              ---------        ---------
         Net change in cash and cash equivalents                                   (115)             975
Cash and cash equivalents at beginning of period                                  2,926            2,427
                                                                              ---------        ---------
Cash and cash equivalents at end of period                                    $   2,811        $   3,402
                                                                              =========        =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one reportable business segment. The Company has a national presence with 367 stores as of October 31, 2001, located in 38 states, operating in regional or superregional shopping malls.


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

         As of October 31, 2001, the Company had repurchased 2,317,500 shares under this Stock Repurchase Program at a total cost of approximately $19.0 million.


4.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2001 was derived from the audited financial statements for the year ended January 31, 2001. The accompanying unaudited Balance Sheets as of October 31, 2001 and 2000, the Statements of Income for the three and nine months ended October 31, 2001 and 2000 and the Statements of Cash Flows for the nine months ended October 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2001. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.

         Revenue Recognition

         The Company recognizes revenue from sales of merchandise when earned. Revenue is recognized when delivery has occurred and title and risk of loss have transferred to the customer. The Company accrues an estimate based on historical experience for expected returns which have not been presented.

5.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts and chargebacks of $ 1,358,000, $ 1,474,000, and $984,000 as of October 31, 2001, January 31, 2001 and October 31, 2000, respectively.


6.       Inventory

         As of October 31, 2001, January 31, 2001 and October 31, 2000, merchandising inventories consist of:


                    October 31, 2001     January 31, 2001     October 31, 2000
                                           (in thousands)

Raw Materials            $     8,456          $     7,104          $    12,733
Finished Goods               174,753              170,949              191,052
                    ----------------      ---------------      ---------------
Inventory                $   183,209          $   178,053          $   203,785
                    ================      ===============      ===============

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,197,000, $3,527,000, and $3,827,000 as of October 31, 2001, January 31, 2001 and October
31, 2000, respectively. As of October 31, 2001, January 31, 2001 and October 31, 2000, consignment inventories held by the Company that are not included in the balance sheets total $ 81,870,000, $76,079,000, and $49,769,000, respectively.

         In addition, gold consignments of $26,097,000, $26,310,000 and $26,310,000 are not included in the Company's balance sheets as of October 31, 2001, January 31, 2001 and October 31, 2000, respectively.

         Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of January 31, 2001 and 2000, these amounts included in inventory are $2,958,000 and $2,464,000, respectively. The amounts comprising the overhead pool of capitalizable costs were $4,964,000, $3,888,000 and $2,945,000 for the years ended January 31, 2001, 2000 and 1999, respectively.


7.       Store Closing Charges

         The Company has recognized impairment charges included in cost of sales, measured as the excess of the net book value of furniture, fixtures and leasehold improvements over their fair values, associated with management's decision to close stores. The Company recorded $1.0 million in store closing charges for the three and nine months ended October 31, 2001, in connection with management's decision to close seven stores during the next twelve months. The Company recorded $1.1 million in store closing charges for the year ended January 31, 2001, including $1.0 million recognized in the fourth quarter in connection with management's plan to close ten stores. As of October 31, 2001, the Company has completed the closure of four of these ten stores, without requiring significant adjustment to the recorded charges and continues to pursue the closure of the remainder. Total store closing charges recorded for the year ended January 31, 2000 were $0.3 million.

8.       Accounts Payable

         Accounts payable includes outstanding checks, which were $6,882,000 $20,703,000 and $6,314,000 as of October 31, 2001, January 31, 2001 and October
31, 2000, respectively.


9.       Financing Arrangements

         Effective October 31, 2001, the Company amended certain terms and conditions within its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group which provides for a total facility of $166.5 million through June 30, 2004. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's quarterly financial performance.

         Under this Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The amended Credit Agreement contains an additional requirement to clean down the revolver loan to an agreed upon level for a 30-day period prior to year end as well as certain restrictions on capital expenditures, investments, payment of dividends, assumption of additional debt, acquisitions and divestitures, among others, and requires the Company to maintain certain financial ratios based on levels of funded debt, capital expenditures and earnings before interest, taxes, depreciation and amortization.


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


Term Loans

         The outstanding balance on the term loan under the Credit Agreement is $11.0 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.


Gold Consignment Facility

         During the first nine months of fiscal 2001, the Company sold and simultaneously consigned an additional 12,000 troy ounces of gold for $3.1 million under a gold consignment facility. The company subsequently repurchased 12,000 troy ounces of gold for $3.3 million resulting in a total of 76,500 troy ounces for $26.1 million outstanding under the gold consignment facility as of October 31, 2001. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. Without renewal or replacement of this facility by June 30, 2004, the Company is required to deliver or repurchase 76,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date.

10. Earnings per Common Share

         The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at October 31, 2001 and 2000.


                                                                Three months ended                       Nine months Ended
                                                          October 31,        October 31,         October 31,           October 31,
                                                             2001               2000                 2001                 2001
                                                         -------------      -------------        ------------         -------------
                                                                         (in thousands, except per share amounts)
(Loss) earnings for basic and diluted EPS                 $  (3,492)          $   (1,996)          $  (5,757)            $    242

Cumulative effect of accounting change, net
                                                          $     ---           $      ---           $     ---             $ (3,068)

Net (loss) for basic and diluted EPS
                                                          $  (3,492)          $   (1,996)          $  (5,757)            $ (2,826)

Weighted average shares for basic EPS                        14,588               15,178              14,581               15,902

Incremental shares upon conversions:
Stock options                                                   ---                  ---                 ---                  483

Weighted average shares for diluted EPS                      14,588               15,178              14,581               16,385

Stock options excluded from
the calculation of diluted
earnings per share (due to
their antidilutive effect on
the calculations)                                             2,829                2,458               2,815                  438


11.      New Accounting Pronouncements

         The Company has adopted FAS 133, "Accounting of Derivative Instruments and Hedging Activities", as amended, which had no impact on its financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 is effective for any business combination that is completed after June 30, 2001 and requires the application of the purchase method of accounting. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS 142 on February 1, 2002. The Company has not yet determined the effect of SFAS 142.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 establishes accounting requirements for impaired long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. These requirements of SFAS 144 will become effective for the Company as of February 1, 2002. The Company is in the process of evaluating the effect of adopting SFAS 144.

12.      Reclassifications

         Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended October 31, 2001

         Net sales for the third quarter of fiscal 2001 decreased $5.9 million, or 8.3%, to $65.1 million from $71.0 million in the third quarter of fiscal 2000. Comparable store sales decreased $9.8 million, or 14.2%, in the third quarter of fiscal 2001 from the third quarter of fiscal 2000. Additionally, there was a sales decrease of $1.5 million related to closed stores. These decreases were partially offset by sales from new stores of $5.4 million. The total number of merchandise units sold remained flat in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000 while the average price per merchandise sale declined to $336 in fiscal 2001 from $368 in fiscal 2000. The slower economy, lower consumer confidence and the environment created by the tragic events of September 11, 2001 had a negative impact on sales. Sales also declined because we eliminated two promotional practices, outside trade-ins and certain break-up sales, which did not meet our gross margin criteria. Credit sales as a percentage of net sales decreased to 43.7% in the third quarter of fiscal 2001 from 48.2% in the third quarter of fiscal 2000, primarily as a result of decreased sales through secondary credit programs and less usage of one year interest free promotions. The Company opened four new stores and closed one store in the third quarter of fiscal 2001 increasing the number of stores open to 367 as of October 31, 2001 compared to 347 as of October 31, 2000.

         Gross profit for the third quarter of fiscal 2001 decreased $4.0 million, or 15.4%, to $22.1 million from $26.1 million in the same period in fiscal 2000. Gross profit as a percentage of net sales decreased to 33.9% in the third quarter of fiscal 2001 from 36.8% in the third quarter of fiscal 2000. During the third quarter of fiscal 2001 the merchandise component of gross margin improved by 120 basis points compared to the same period of fiscal 2000. This improvement primarily resulted from an improvement in diamond jewelry gross margins and the impact of eliminating two promotional practices, outside trade-ins and certain break-up sales. This increase was offset by a shift in demand away from slightly higher margin categories of gold, precious and semi-precious merchandise to the diamond category which carries a somewhat lower gross margin. The improvement in merchandise gross margin was offset by higher occupancy, depreciation and buying expenses which grew more quickly than the rate of sales growth in the third quarter of fiscal 2001 compared to the same period in fiscal 2000 due to costs associated with operating twenty additional stores in the third quarter of fiscal 2001 compared to the third quarter of 2000 and the $1.0 million write off in the third quarter of 2001 of store fixed assets resulting from the plan to close seven stores during the next twelve months.

         Selling, general and administrative expenses decreased $1.9 million, or 6.7%, to $25.8 million in the third quarter of fiscal 2001 from $27.7 million in the third quarter of fiscal 2000. This decrease was primarily attributable to lower credit expense of $0.9 million due to lower sales on credit and fewer credit promotions, lower payroll expenses of $0.6 million and lower other expenses of $0.6 million. These lower expenses were partially offset by higher advertising expenses of $0.2 million and the incremental costs associated with operating twenty additional stores. As a percentage of net sales, selling, general and administrative expenses increased to 39.6% in the third quarter of fiscal 2001 from 39.0% in the third quarter of fiscal 2000.

         Interest expense increased $0.2 million to $1.9 million in the third quarter of fiscal 2001 from $1.7 million in the third quarter of fiscal 2000, resulting from higher average borrowings somewhat offset by lower market interest rates.

         Income tax benefit increased $0.9 million to $2.1 million in the third quarter of fiscal 2001 from $1.2 million in the third quarter of fiscal 2000, reflecting an effective annual tax rate of 37.8% and 38.5% in the third quarter of fiscal 2001 and 2000, respectively.

Results of Operations for the Nine Months Ended October 31, 2001

         Net sales for the nine months ended October 31, 2001 decreased $12.4 million, or 5.6%, to $208.4 million from $220.8 million in the nine months ended October 31, 2000. Comparable store sales decreased $29.4 million, or 13.9%, in the first nine months of fiscal 2001 from the same period in fiscal 2000. Additionally, there was a sales decrease of $5.7 million related to closed stores. These decreases were offset by sales from new stores of $22.7 million. The total number of merchandise units sold decreased by approximately 0.7% in the first nine months of fiscal 2001 from the first nine months of fiscal 2000 and the average price per merchandise sale declined to $323 in fiscal 2001 from $341 in fiscal 2000. The slower economy, lower consumer confidence and the environment created by the tragic events of September 11, 2001 had a negative impact on sales. Sales also declined because we eliminated two promotional practices, outside trade-ins and certain break-up sales, which did not meet our gross margin criteria. Credit sales as a percentage of net sales decreased to 42.0% in the first nine months of fiscal 2001 from 44.3% in the first nine months of fiscal 2000, primarily as a result of decreased sales through secondary credit programs and less usage of one year interest free promotions partially offset by increases in other private label credit programs. The Company opened 27 new stores and closed eight stores in the first nine months of fiscal 2001 increasing the number of stores open to 367 as of October 31, 2001 compared to 347 as of October 31, 2000.

         Gross profit for the first nine months of fiscal 2001 decreased $9.2 million, or 10.9%, to $75.6 million from $84.9 million compared to the same period in fiscal 2000. Gross profit as a percentage of sales decreased to 36.3% from 38.4% in the same period of fiscal 2000. During the first nine months of fiscal 2001 the merchandise component of gross margins improved slightly compared to the same period of fiscal 2000. This improvement primarily resulted from an improvement in diamond jewelry gross margins and the impact of eliminating two promotional practices, outside trade-ins and certain break-up sales. The improvement was offset by a shift in demand away from higher margin categories of gold, precious and semi-precious merchandise to the diamond category which carries a somewhat lower gross margin. The improvement in merchandise gross margin was offset by higher occupancy, depreciation and buying expenses which grew more quickly than the rate of sales growth in the first nine months of fiscal 2001 compared to the same period in fiscal 2000 due to the costs associated with operating twenty additional stores in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 and the $1.0 million write-off in the third quarter of fiscal 2001 of store fixed assets resulting from the plan to close seven stores during the next twelve months.

         Selling, general and administrative expenses decreased $1.2 million, or 1.4%, to $79.3 million for the first nine months of fiscal 2001 from $80.4 million in the first nine months of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 38.0% in the first nine months of fiscal 2001 from 36.4% in the first nine months of fiscal 2000. The dollar decrease primarily relates to lower credit expense of $2.0 million due to lower sales on credit and fewer credit promotions and lower other expenses of $0.5 million. These decreases were partially offset by higher payroll expenses of $0.8 million, higher advertising costs of $0.5 million and incremental costs associated with operating twenty additional stores.

         Interest expense increased $1.6 million to $5.6 million in the first nine months of fiscal 2001 from $4.0 million in the first nine months of fiscal 2000, resulting from higher average borrowings somewhat offset by lower market interest rates.

         Income taxes decreased $3.7 million to a benefit of $3.5 million in the first nine months of fiscal 2001 from expense of $0.2 million in the prior period, reflecting an effective annual tax rate of 37.8% and 38.5%, respectively.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding increases in inventory at existing stores, capital expenditures and acquisitions of new stores and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver, which was amended effective October 31, 2001 as discussed in Note 9 of the October 31, 2001 financial statements in this Form 10Q.

         The Company has an agreement with its financial institution whereby checks are honored when presented and the corresponding amount is automatically borrowed under the revolving loan facility.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of October 31, 2001, the maximum availability under the credit facility was $14.7 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results, which historically have been heavily dependent on fourth quarter sales and earnings due to the high degree of seasonality in its business.

         The Company's cash flow used in operating activities decreased to $7.9 million in the nine months ended October 31, 2001 from $28.2 million in the nine months ended October 31, 2000. Higher losses from operations were primarily offset by a smaller increase in merchandise inventories of $4.9 million versus $53.5 million in the nine months ended October 31, 2001 and 2000, respectively. Total inventory as of October 31, 2001 decreased $20.6 million as compared to October 31, 2000.

         This decrease resulted from a decrease in average store inventory offset by an increase related to inventory for twenty additional stores operating at the end of October 31, 2001 compared to October 31,2000. Lower inventory levels also resulted in a smaller increase in accounts payable of $0.1 million compared to $26.1 million. In the first nine months of 2001, the primary sources of the Company's liquidity included a $36.1 million net increase in the amount outstanding under the Company's revolver, proceeds of $3.1 million from gold consignment, partially offset by a decrease of $13.8 million in outstanding checks. The Company utilized cash in the first nine months of fiscal 2001 primarily to fund capital expenditures of $11.3 million, primarily related to the opening of 27 new stores in the first nine months of 2001, to repay a portion of the term loan ($3.0 million) and to repurchase consigned gold ($3.3 million).

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

         There have been no material changes to the Company's market risk during the nine months ended October 31, 2001.

         Effective February 1, 2001, the Company has adopted FAS 133, as amended, which had no impact on its financial statements.

PART  II - OTHER INFORMATION

Item 5 - Other Information

Forward-Looking Statements

This release contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgement of the Company as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward looking statements contained in this report: (1) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (2) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (3) the high degree of seasonality of our business; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into our existing operations; and (16) the risk factors identified from time to time in our filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K

     (a)    Exhibits

Exhibit No.         Description
-----------         -----------

10.1 Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of October 31, 2001, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks.


     (b)    Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WHITEHALL JEWELLERS, INC.
                                       (Registrant)

Date:  December 14, 2001           By: /s/ Jon H. Browne
                                       -----------------
                                       Jon H. Browne
                                       Executive Vice President -
                                       Chief Financial Officer and Treasurer
                                       (authorized signatory and
                                       principal financial officer)