Form 10-K
period 2002-01-31
WHITEHALL JEWELLERS INC
filed 2002-05-01
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 2002 was $247,293,128 based on the closing price of $19.41 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 26, 2002: 14,717,344 Number of shares of Class B Common Stock outstanding as of April 26, 2002: 142

Documents Incorporated by Reference:

Part II -- Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 2002 (the "2001 Annual Report"), as indicated herein.

Part III -- Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 2002 (the "Proxy Statement"), as indicated herein.

                                     PART I

As used herein, references to the "Company", "Whitehall Jewellers", "we", "us", and "our" refer to Whitehall Jewellers, Inc. This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to Whitehall Jewellers that are based on the current beliefs of management of Whitehall Jewellers as well as assumptions made by and information currently available to management of Whitehall Jewellers including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to Whitehall Jewellers or our management, may identify forward-looking statements. Such statements reflect our judgment of the company as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others may impact forward looking statements contained in this report: (1) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (2) the seasonality of our business; (3) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel;
(6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices;
(15) the successful integration of acquired locations and assets into our existing operations; and (16) the risk factors listed from time to time in our filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

THE COMPANY

         Founded in 1895, we are a leading, national specialty retailer of fine jewelry (based on number of stores) offering an in-depth selection in the following key categories: diamond, gold, precious and semi-precious jewelry. Our target customers are middle to upper-middle income women over 25 years old. As of April 30, 2002, we operated 373 mall-based stores in 38 states under the established brand names of Whitehall Co. Jewellers (312 stores), Lundstrom Jewelers (59 stores) and Marks Bros. Jewelers (2 stores).

OPERATING STRATEGIES

         The principal elements of our operating strategy are as follows:

         Small, Flexible Store Format. We believe that we have a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls due principally to:

     - our small average store size of approximately 870 square feet, which, while considerably smaller than the average store size of many of our mall-based competitors, generates comparable sales volumes;

     - our ability to adapt our store design to various sizes and configurations; and

     - our high average sales per square foot (approximately $1,093 for the 12 months ended January 31, 2002).

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

         In addition, we have followed a disciplined and systematic approach when evaluating new store opportunities. We select locations for our stores based on an evaluation of individual site economics and market conditions. Because of our flexible store format and our reputation among mall developers as a strong tenant, we have historically received more offers for attractive new store sites than we can accept. We are, and have been, opportunistic in acquiring other retail formats in a single store or multiple store acquisitions. We believe that real estate is key to our business, and site selection is a core competency of our management team.

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

         Differentiated Merchandising. We offer an in-depth selection of high quality merchandise in several key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented toward our target customer, the middle to upper-middle income woman over 25 years old. Within these categories, we augment our selection with consignment items which reflect somewhat more fashion forward themes, providing increased selection while reducing our inventory risk. In addition, we continue to stock a broad assortment of higher price point merchandise. For example, in fiscal 2001 more than 30% of our overall sales resulted from purchases of items priced at or above $1,500. Unlike many of our competitors, we carry only a limited selection of watches and virtually no costume jewelry or gift merchandise.

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

         Absence of Recourse Credit Risk. We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, Mastercard, American Express, etc.), our private label credit cards (which are available through a third party and are non-recourse to us) or other non-recourse third party credit arrangements. Our strict policy eliminates credit risk associated with a customer's failure to pay. This policy also distinguishes us from many of our competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales. In cooperation with providers of non-recourse credit under private label programs, we offer our customers competitive, interest-free terms and other attractive offerings in the promotion of our jewelry.

         Strict Operating Controls. Our management team exercises significant control over many non-sale aspects of our store operations, including site selection, purchasing, store development, financial reporting and sales training. In light of the current challenging economic environment, we have focused on a series of actions that we feel will increase our operational control as well as reduce certain expenses. We have aggressively reduced costs at our stores and corporate headquarters. We have eliminated certain types of sales with marginal profitability and we plan to gradually reduce average store inventory levels. In addition, we closed 11 stores during fiscal 2001 and took a charge in the third quarter in connection with the closing of seven more stores.

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

         Experienced Management Team. Our six-person executive management team has on average 21 years of retail industry experience and an average of over 14 years of experience with Whitehall Jewellers. In addition, this group has a combined beneficial interest in the company in excess of 23.4% of our common stock. We also have an experienced middle management team. We are focused on identifying, recruiting and retaining highly skilled and experienced individuals at every level of our organization. We believe that this strategy will continuously provide a substantial depth of management in our organization. We also believe the opportunity for advancement within the organization helps us attract, develop and retain skilled employees.

GROWTH STRATEGIES

         The key elements of our growth strategy are as follows:

         New Store Growth. New stores are an important part of our long-term growth plan. We have grown to over 370 stores from 122 in 1993, entering 15 new states, during this period. During fiscal 2001, we opened 27 new stores. The initial performance of these new stores closely approximated our historical new store sales levels. In conjunction with our current focus on expense reduction initiatives during fiscal 2002, we expect to open approximately 16 new stores, most in existing Whitehall markets, and anticipate that 80% of the openings will be completed by May. Our new stores are in what we consider to be some of the best malls in the country. We believe that our Whitehall Jewellers and Lundstrom

Jewelers stores are highly portable store concepts that can achieve strong long-term cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Because of this, we believe that there is the potential to more than double our store base over the long-term within the United States. In addition, we expect to continue to evaluate acquisition opportunities as they arise as an element of our long-term growth strategy.

         Refine Merchandising Initiatives. We continue to refine our product offerings with the long-term goal of increasing the number of customer transactions and the average transaction value per customer. We intend to continue to apply these practices, by adjusting the quality, selection and price points in our core merchandise categories -- diamonds, gold, precious and semi-precious jewelry.

         Enhance Sales and Marketing Initiatives. We use direct marketing and in-store promotions to stimulate store sales. We plan to continue to use our customer file of over 1.6 million names with targeted direct mailing initiatives. For example, during fourth quarter 2001 we increased our direct mailed pieces by over 20% versus fourth quarter 2000. We intend to prudently expand our direct mail programs in fiscal 2002.

STORE OPERATIONS

         Site Selection. We are very strict in our site selection methodology. Our stores average approximately 870 square feet and our layout is flexible enough to adapt to each location. We typically locate our stores in high traffic, "center court" locations in desirable regional and superregional malls throughout the United States. We select locations for stores based on our evaluation of individual site economics and market conditions. When deciding to enter a new market, we evaluate a number of criteria including the following:

     - current and future size, demographic make-up and growth potential of the market;

     -   total store sales potential;

     - ability to leverage existing infrastructure, personnel, brand awareness,

     -   marketing and advertising dollars required to promote the stores; and

     - the size, strength and merchandising philosophy of existing and potential competitors in the marketplace.

         In choosing specific sites within a given mall, in a new or existing market, we apply site selection criteria taking into account numerous factors, including the following:

     -   size of space;

     -   store visibility;

     -   traffic patterns;

     -   real estate costs;

     -   store locations of our competitors; and

     -   overall retail potential.

         Store Layout. Our stores are located in high visibility locations and provide our customers with a comfortable and inviting shopping environment. Nearly all of the stores have an open entrance rather than the more traditional single-doorway entrance. Stores are brightly lit and generally are designed to have display cases situated along the lease line. By formatting the stores in this "customer-friendly" manner and without a formal entryway, a casual mall shopper comes in very close contact with the store's merchandise and personnel without the natural apprehension many have upon "entering" a fine jewelry store. We periodically adjust all of our store concepts to blend an appropriate theme of elegance, with a goal of creating a "customer-friendly" environment for our customers.

         Store Management. Each of our stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. Many non-sales related administrative functions are performed at our corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. We have approximately 47 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. Our senior officers spend a substantial amount of their time working with store supervisors and visiting stores to reinforce the close communication between senior executives and store personnel.

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

         On average our store offers approximately 2,700 individual items, including approximately 1,000 core jewelry items, which accounted for approximately 47% of net sales in fiscal 2001. In addition, we have expanded our merchandise assortment in higher price points. Our average price per merchandise sale has increased from $255 in fiscal 1996 to $304 in fiscal 2001. A substantial portion of our sales are made at prices discounted from listed reference prices. The methodology for achieving these discounts is carefully monitored on an on-going basis.

         The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                                     FISCAL YEAR ENDED JANUARY 31,
                                -------------------------------------------------------------------------------
                                    1998             1999              2000             2001              2002
                                    ----             ----              ----             ----              -----
Diamonds                            61.3%            59.9%             60.3%             62.6%            64.6%
Gold                                21.2             20.3              20.2             19.5              18.6
Precious/Semi-Precious              15.5             17.7              17.4             16.5              15.3
Watches                              2.0              2.1               2.1               1.4              1.5
Other                                 --               --                --               --                --
                                ---------       ----------        ----------        ----------       ----------
Total                              100.0%          100.0%            100.0%           100.0%             100.0%
                                   ======          =======           =======          =======            ======

         We also customize the merchandising of our stores based upon each store's sales volume, individual market preferences and historical selling patterns. We continually test new items in our stores and monitor their sales performance to identify additional sales opportunities.

         Along with our broad product assortment, we also provide jewelry repair services to our customers (sales from which represented 2.9% of fiscal 2001 net sales) and jewelry service plans (sales from which represented 1.5% of fiscal 2001 net sales). Actual repair work is performed by jewelers under independent contract in many of our stores.

ADVERTISING AND PROMOTIONS

         The key elements of our advertising strategy include in-store and point-of-sale marketing and direct mail campaigns. We believe that the quality of our customer database, which currently consists of over 1.6 million customers, has allowed us to develop targeted advertising, marketing and promotional campaigns. We continuously test various direct mail campaigns as part of our advertising initiatives. Frequent special promotions such as diamond remount events, "Vice President's Day Events," and similar promotions, as well as point of sales signage and in store flyers, are designed to increase traffic through our stores and generate an urgency for customers to make purchases. These promotions vary from year to year and among stores. Publicized promotional events are an important part of our marketing efforts, and we generate a significant portion of our revenues during such events.

         Over the past several years, direct marketing has become an increasingly important element of our advertising and promotion strategy. For example, during fourth quarter 2001 we increased our direct mailed pieces by over 20% versus fourth quarter 2000. We intend to prudently expand our direct mail programs in fiscal 2002.

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

CREDIT

         We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit cards, which are available through a third party and are non-recourse to us, or other non-recourse third party credit arrangements. Because our credit programs are non-recourse to us, we have no customer credit risk for non-payment by the customer associated with the sale. At the same time, we believe that our ability to offer credit through our "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. We encourage sales on our private label credit card or other non-recourse third party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 2001, our average private label credit sale was approximately $819, compared to average personal credit card sale of approximately $312.

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

         Under the credit programs, the credit purveyors have no recourse against us based on the customer's failure to pay; recourse against us is restricted to those limited cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud.) Our expense related to these limited cases was less than 0.5% of sales during fiscal 2001. Our credit card discount expense for fiscal 2001 and fiscal 2000 represented 2.67% and 3.1%, respectively, of credit sales. In general, our credit card discount expense is higher for our private label programs than for personal credit cards, such as Visa and Mastercard. G.E.CC provides credit to our customers using its own credit criteria and policies. We pay a fee to G.E.CC based primarily upon the volume of credit extended. We have similar non-recourse arrangements with other credit purveyors, which we use in addition to G.E.CC's program to assist customers in financing their purchases. In addition, we utilize a check authorization company which guarantees payments on transactions involving certain personal checks.

         Several years ago, we introduced a "One-Year No-Interest" program through G.E. Under this program, G.E. offers customers a financing arrangement with no interest for one year, for which we pay G.E. a significantly higher fee than we pay under its standard program. We have successfully used this program and continue to offer this and other interest free promotions (e.g., three-month no interest, six-month no interest) from time to time. This program enables us to offer our customers competitive, interest-free terms and other attractive promotions despite our "no credit risk" policy.

PURCHASING

         We do not manufacture our merchandise. We purchase substantially all of our inventory, including loose gems, directly from leading suppliers located in the United States and abroad. We purchase merchandise from approximately 120 vendors, primarily in the United States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 2001, our largest supplier and five largest suppliers accounted for approximately 12% and 39%, respectively, of the merchandise we purchased. During fiscal 2000, our largest supplier and five largest suppliers accounted for approximately 14% and 44%, respectively, of the merchandise we purchased. We also have certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by us or by other companies. We believe that the relationships we have established with our suppliers and subcontractors are good. We have not experienced any difficulty in obtaining satisfactory sources of supply and believe that adequate alternative sources of supply exist for substantially all types of merchandise sold in our stores. However, the loss of one or more of our major suppliers, particularly at certain critical times during the year, could have a material adverse effect on us.

         We maintain a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at our headquarters in Chicago, Illinois.

         During fiscal 2001, our average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 60% of the total cost of our on-hand merchandise with the remaining percentage being trade payables and consignment inventory. For example, as of January 31, 2001, the average amount of consignment merchandise per store was approximately $221,000. Our vendor relationships for non-consignment inventory are often granted exchange privileges which permit us to return or exchange certain unsold merchandise for new products at any time. In summary, our relationships with vendors encourage their participation in and responsibility for, merchandise turnover and profitability. These arrangements also permit us to have more merchandise available for sale in stores and reduce somewhat our exposure to changes in fashion trends and inventory obsolescence.

         As participants in the jewelry industry, we are affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2001, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98.5% of our net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Diamond Trading Company has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole. During 2000, DeBeers entered into a $400 million, five-year partnership with LVMH, the luxury-goods company, to market its own branded diamonds.

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

INVENTORY LOSS PREVENTION

         We undertake substantial efforts to safeguard our jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, our inventory management and control system, which tracks each item in our inventory, provides a further check against loss or theft. During fiscal 2001, in-store inventory shrinkage amounted to approximately 1.3% of sales. We have a full-time manager who directs our loss prevention department. We maintain insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises (and in our distribution facility whether owned or on consignment) in amounts that we believe are reasonable and adequate for the types and amounts of merchandise that we carry.

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

         We use the management information system to track each individual item of merchandise from receipt to ultimate sale or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system also enables management to review each store's and each employee's productivity and performance. Based on the sales data, we tailor each store's inventory composition and plan our purchasing requirements accordingly. The system enables us to manage our inventory at the store level, including the automatic replenishment of merchandise generally once or twice a week.

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

COMPETITION

         The jewelry business is fragmented and highly competitive. We compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, catalog showrooms, discounters, direct mail suppliers, televised home shopping networks and Internet commerce. In addition, during 2000 DeBeers entered into a $400 million, five-year partnership with LVMH, the luxury goods company, to market its own branded diamonds. Diamond Trading Company, a marketing arm of DeBeers has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds. Certain of our competitors are substantially larger and have greater financial resources than us and can take advantage of national advertising programs. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

         We believe that the primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth and depth of merchandise offered, pricing, credit and reputation. We emphasize our merchandise selection, sales personnel, store location and design and pricing in competing in our target market, which is somewhat less credit sensitive.

         Direct marketing of fine jewelry, including marketing of jewelry via the Internet, historically has not met with substantial consumer acceptance. However, in the past two years a number of well-financed businesses began marketing fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing could transform the jewelry retailing business, result in lower price points and margins, and adversely affect our results of operations or financial condition. Although we initiated an e-commerce sales program in 2000, to date our e-commerce initiatives have not resulted in significant on-line sales and we are not currently transacting Internet sales of jewelry. We are currently evaluating our e-commerce and Internet strategies.

INTELLECTUAL PROPERTY

         Whitehall(R) Co. Jewellers, Lundstrom(R) Jewelers and Marks Bros.(R) Jewelers are registered trademarks in the United States. We also have registered the Internet domain names "whitehalljewellers.com" and "lundstromjewelers.com." Four stores are currently operating in Japan under the name "Lundstrom" pursuant to a license agreement with Nihon Gold Chain Co-Operation. We may, in the future, consider additional or alternative licensing of our trademarks and tradenames on an opportunistic basis. Our trademarks are held by, and our licensing activity is conducted by, WH Inc. of Illinois, a wholly owned subsidiary of Whitehall Jewellers.

EMPLOYEES

         As of January 31, 2002, we had 2,510 employees, including approximately 2,344 store level employees. We usually hire a limited number of temporary employees during each Christmas selling season. None of our employees are represented by a union. We believe that our relations with our employees are good.

REGULATION

         Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to our customers is provided by third parties without recourse to us based upon a customer's failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

         Our operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry. In marketing to our customers, we compare many of our prices to "reference prices." Our literature indicates to customers that our reference price for an item is our general determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers. Our literature further notes that we do not know whether competitive retailers have actually made any sales at the reference price, and the reference price is not our current selling price or the price at which we formerly sold an item. We are, from time to time, subject to regulatory investigation relating to our "reference prices" in marketing to our customers. Although we believe that pricing comparisons are common in the jewelry business, there can be no assurance that this position would be upheld. In 1999, an investigator for the Office of Consumer Affairs for the Commonwealth of Virginia requested that we substantiate our advertised claim of 50% off "reference prices." The investigation was concluded without any action being taken against Whitehall.

ITEM 2.  PROPERTIES

         As of April 30, 2002, we operated 372 stores in 38 states. All of these stores are leased and are located in regional or superregional malls. Our typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rented based on store sales and certain other occupancy charges. At January 31, 2002 the average remaining life of the leases for our stores was approximately six years. While there can be no assurance, we expect to be generally able to renew these leases as they expire.

         We also lease approximately 28,400 square feet of office and administrative space in Chicago, Illinois in an office building housing our corporate headquarters, distribution functions and quality assurance operations. This lease expires on December 31, 2005.

ITEM 3.           LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference to section entitled "Related Stockholder Matters and Market for the Company's Common Stock" in the Company's 2001 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

         Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 2001 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 2001 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "Election of Directors" and "Executive Officers" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 10, 2002) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 10, 2002) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 10, 2002) is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 10, 2002) is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

         The following financial statements are filed as part of this report:

         Report of Independent Public Accountants.*

         Balance Sheets of the Company as of January 31, 2002 and 2001.*

         Statements of Operations of the Company for the years ended January 31, 2002, 2001, and 2000.*

         Statements of Stockholders' Equity of the Company for the years ended January 31, 2002, 2001 and 2000.*

         Statements of Cash Flows of the Company for the years ended January 31, 2002, 2001 and 2000.*

         Notes to Financial Statements.*

------------

* Incorporated herein by reference from the Company's 2001 Annual Report.

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

*10.5          Company's 1995 Executive Incentive Stock Option Plan.
               Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794). (1)

*10.6 Letter Agreement re: Incentive Stock Option between the Company and Lynn D. Eisenheim. Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).(1)

*10.7 1996 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.8 Lease dated May 14, 1992 between the Company and New York Life Insurance Company relating to the Company's corporate headquarters. Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).

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

*10.13 Employment and Severance Agreement, dated as of January 24, 2000, between the Company and Jon H. Browne. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.(1)

*10.14 Executive Severance Agreement dated November 1, 2000, between the Company, WH Inc. of Illinois, a wholly owned subsidiary of the Company, and Lynn D. Eisenheim. Incorporated by reference to
               Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.15 1997 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2000 (Registration No. 333-38958).

*10.16 Form of Stock Option Agreement for Employees under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit
               10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.17 Performance Based Incentive Stock Option Agreements, each dated March 18, 1999 and June 8, 1999, with each of Hugh M. Patinkin, Matthew M. Patinkin, John R. Desjardins, Manny A. Brown and Lynn
               D. Eisenheim, under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.18 Incentive Stock Option Agreement, dated as of January 24, 2000, between the Company and Jon H. Browne. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.(1)

*10.19 Form of Non-Qualified Stock Option Agreement under the 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.20 Form of Restricted Stock Award Agreement for Executive Officers under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.21 Form of Restricted Stock Award Agreement for Non-Employee Directors under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.22 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 1998 (Registration No. 333-50159). (1)

*10.23         Amendment to the 1998 Non-Employee Directors Stock Option Plan.
               Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.(1)

*10.24 Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.25 Asset Purchase Agreement dated as of June 19, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.), Carlyle & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission on September 22, 1998, file No. 0-028176.

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

*10.32 Waiver and Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of November 16, 2000, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to
               Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.

*10.33 Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of January 31, 2001, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.

*10.34 Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of April 27, 2001, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2001, file No. 0-028176.

*10.35 Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of October 31, 2001, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2001, file No. 0-028176.

*10.36 401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176. (1)

*10.37         Second Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1) (2)

*10.38         Third Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.39         Fourth Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.40         Whitehall Jewellers, Inc. Employee Stock Purchase Plan.
               Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001 (Registration No. 333-70510). (1)


13             2001 Annual Report

23             Consent of PricewaterhouseCoopers LLP

24             Powers of Attorney (included on signature page)

-------------------


(1) Represents management contract or compensatory plan or arrangement.

(2) There is no First Amendment to 401(k) Plan.

         (b) Reports on Form 8-K

                  None

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               Twelve months ended January 31, 2000, 2001 and 2002
                             (Dollars in thousands)

                   Column A                  Column B                   Column C           Column D        Column E
                   --------                  --------                   ------             --------        --------
                                              Balance at      Charged to     Charged to                    Balance at
                                            Beginning of      Costs and        Other                           End
               Description                      Period         Expenses       Accounts       Deduction      of Period
               -----------                      ------         --------       --------       ---------      ---------
Twelve months ended 1/31/00
  Allowance for doubtful accounts......         $  877         $  1,180          --         $   1,337        $     720

  Inventory allowance..................          3,948            5,851          --             6,282            3,517

Twelve months ended 1/31/01
  Allowance for doubtful accounts......         $  720         $  1,325          --         $     573        $   1,472

  Inventory allowance..................          3,517           10,503          --            10,493            3,527

Twelve months ended 1/31/02
  Allowance for doubtful accounts......         $1,472         $    577          --         $   1,376        $     673

  Inventory allowance..................          3,527            6,354          --             6,878            3,003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.:


In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 15 present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. (the "Company") at January 31, 2002 and January 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Company changed its method of recognizing revenue from layaway sales during the year ended January 31, 2001.

/s/ PricewaterhouseCoopers LLP


Chicago, Illinois
March 11, 2002

SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2002                WHITEHALL JEWELLERS, INC.

                                    By: /s/ Jon H. Browne
                                    ---------------------------------
                                    Jon H. Browne
                                    Executive Vice President,
                                    CFO & Treasurer
                                    (Principal Financial Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of April, 2002.

            Name                                 Capacity
            ----                                 --------

/s/ Hugh M. Patinkin             Chairman, President and Chief Executive Officer
------------------------         (principal executive officer) and Director
Hugh M. Patinkin

/s/ John R. Desjardins           Executive Vice President, Secretary
------------------------         and Director
John R. Desjardins

/s/ Matthew M. Patinkin          Executive Vice President and Director
------------------------
Matthew M. Patinkin

/s/ Norman J. Patinkin           Director
------------------------
Norman J. Patinkin

/s/ Jack A. Smith                Director
------------------------
Jack A. Smith

/s/ Daniel H. Levy               Director
------------------------
Daniel H. Levy

/s/ Richard K. Berkowitz         Director
------------------------
Richard K. Berkowitz

/s/ Jon H. Browne                Executive Vice President, CFO and Treasurer
------------------------         (principal financial officer)
Jon H. Browne