Form 10-Q
period 2002-04-30
WHITEHALL JEWELLERS INC
filed 2002-06-13
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 2002

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

The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of June 11, 2002 was 14,756,544 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of April 30, 2002 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2002



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Operations (unaudited) for the three months ended April 30, 2002 and 2001

          Balance Sheets - (unaudited) as of April 30, 2002, January 31, 2002 and April 30, 2001

          Statements of Cash Flows (unaudited) for the three months ended April 30, 2002 and 2001

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
          (b)  Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2002 and 2001
                                   (unaudited)
                    (in thousands, except for per share data)

                                                                               Three months ended
                                                                               ------------------
                                                                       April 30, 2002    April 30, 2001
                                                                       --------------    --------------
Net sales                                                                 $ 74,588          $ 68,931

Cost of sales (including buying and occupancy expenses)                     47,573            43,317
                                                                          --------          --------
      Gross profit                                                          27,015            25,614

Selling, general and administrative expenses                                25,627            26,482
                                                                          --------          --------
      Income(loss)from operations                                            1,388              (868)

Interest expense                                                             1,012             1,739
                                                                          --------          --------
      Income (loss) before income taxes                                        376            (2,607)

Income tax expense (benefit)                                                   134              (985)
                                                                          --------          --------
     Net income (loss)                                                    $    242          $ (1,622)
                                                                          ========          ========
Basic earnings per share:

     Net income (loss)                                                    $   0.02          $  (0.11)
                                                                          ========          ========
     Weighted average common shares and common share equivalents            14,667            14,574
                                                                          ========          ========
Diluted earnings per share:

     Net income (loss)                                                    $   0.02          $  (0.11)
                                                                          ========          ========

     Weighted average common shares and common share equivalents            15,382            14,574
                                                                          ========          ========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2002, January 31, 2002 and April 30, 2001
                  (unaudited, in thousands, except share data)

                                                                     April 30,        January 31,       April 30,
                                                                       2002              2002             2001
                                                                    ---------         ---------         ---------
               ASSETS
Current Assets:
      Cash                                                          $   2,131         $   2,741         $   4,025
      Accounts receivable, net                                          1,811             1,189             2,294
      Merchandise inventories                                         176,203           173,931           186,698
      Prepaid income taxes                                                508                --             1,674
      Other current assets                                                799               973             1,302
      Deferred financing costs                                            511               511               498
      Deferred income taxes                                             2,370             2,704             2,817
                                                                    ---------------------------------------------
Total current assets                                                  184,333           182,049           199,308
Property and equipment, net                                            64,097            63,914            64,716
Goodwill                                                                5,662             5,662             5,859
Deferred financing costs                                                  595               723             1,080
Deferred income tax                                                        --                --               527
                                                                    ---------------------------------------------
Total assets                                                        $ 254,687         $ 252,348         $ 271,490
                                                                    =============================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                                 $  52,627         $  35,277         $  75,250
      Current portion of long-term debt                                 5,500             5,250             4,500
      Accounts payable                                                 50,769            56,695            51,390
      Customer deposits                                                 4,077             3,963             4,531
      Accrued payroll                                                   4,313             6,270             3,677
      Income taxes                                                         --             3,226                --
      Other accrued expenses                                           14,254            18,171            19,004
                                                                    ---------------------------------------------
      Total current liabilities                                       131,540           128,852           158,352
      Long term debt                                                    3,000             4,500             8,500
      Subordinated debt                                                   640               640               640
      Deferred income taxes, net                                        1,901             2,012                --
      Other long-term liabilities                                       2,784             2,660             2,250
                                                                    ---------------------------------------------
Total liabilities                                                     139,865           138,664           169,742

Commitments and contingencies

      Stockholders' equity:
      Common stock                                                         17                17                17
      Class B common stock                                                 --                --                --
      Class C common stock                                                 --                --                --
      Class D common stock                                                 --                --                --
      Additional paid-in capital                                      104,653           103,767           103,541
      Accumulated earnings                                             39,112            38,870            27,167
                                                                    ---------------------------------------------
                                                                      143,782           142,654           130,725
           Less:
           Treasury stock, at cost (3,199,628, 3,200,209 and
           3,200,376 shares respectively)
                                                                      (28,960)          (28,970)          (28,977)
                                                                    ---------------------------------------------
           Total stockholders' equity, net                            114,822           113,684           101,748
                                                                    ---------------------------------------------
           Total liabilities and stockholders' equity
                                                                    $ 254,687         $ 252,348         $ 271,490
                                                                    =============================================

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2002 and 2001
                            (unaudited, in thousands)

                                                                                        Three months ended
                                                                                        ------------------
                                                                                    April 30,         April 30,
                                                                                      2002              2001
                                                                                   ---------------------------
Cash flows from operating activities:
       Net income(loss)                                                            $     242         $  (1,622)
       Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
       Depreciation and amortization                                                   2,744             2,629
       Loss on disposition of assets                                                      15                36
       Changes in assets and liabilities:
               Increase in accounts receivable, net                                     (622)             (888)
               Increase in merchandise inventories, net of gold consignment           (2,272)          (11,752)
               (Increase) decrease in other current assets                               174              (614)
               Increase in prepaid taxes                                                (285)           (1,674)
               (Decrease)increase in accounts payable                                 (3,209)           10,486
               Decrease in income taxes payable                                       (3,226)           (2,940)
               Increase in customer deposits                                             114               317
               Decrease in accrued liabilities                                        (5,750)             (695)
                                                                                   ---------------------------
       Net cash used in operating activities                                         (12,075)           (6,717)
Cash flows from investing activities:
       Capital expenditures                                                           (2,814)           (5,127)
                                                                                   ---------------------------
       Net cash used in investing activities                                          (2,814)           (5,127)
Cash flows from financing activities:
       Borrowing on revolver loan                                                    168,318           243,693
       Repayment of revolver loan                                                   (150,968)         (215,663)
       Outstanding checks                                                             (2,717)          (17,078)
       Repayment of term loan                                                         (1,250)           (1,000)
       Proceeds from gold consignment                                                     --             3,107
       Financing costs                                                                    --              (316)
       Proceeds from employee stock purchase plan                                         10                --
       Proceeds from exercise of stock options                                           886               200
                                                                                   ---------------------------
       Net cash provided by financing activities                                      14,279            12,943
                                                                                   ---------------------------
Net change in cash and cash equivalents                                                 (610)            1,099
Cash and cash equivalents at beginning of period                                       2,741             2,926
                                                                                   ---------------------------
Cash and cash equivalents at end of period                                         $   2,131         $   4,025
                                                                                   ===========================

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.   Description of Operations

     The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 373 stores as of April 30, 2002, located in 38 states, operating in regional or superregional shopping malls.


2.   Summary of Significant Accounting Policies

     Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2002 was derived from the audited financial statements for the year ended January 31, 2002. The accompanying unaudited Balance Sheets as of April 30, 2002 and 2001 and the Statements of Income and Cash Flows for the three months ended April 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2002. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

3.   Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $620,000, $ 673,000, and $1,570,000 as of April 30, 2002, January 31, 2002 and
April 30, 2001, respectively.

4.   Inventory

     As of April 30, 2002, January 31, 2002 and April 30, 2001, merchandising inventories consisted of:

                         April 30, 2002      January 31, 2002     April 30, 2001
                                               (in thousands)

Raw Materials            $        7,746      $          6,958     $        7,959
Finished Goods                  168,457               166,973            178,739
                         --------------      ----------------     --------------
Inventory                $      176,203      $        173,931     $      186,698
                         ==============      ================     ==============

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $2,839,000, $ 3,003,000 and $3,851,000 as of April 30, 2002, January 31, 2002 and April 30, 2001,
respectively. As of April 30, 2002, January 31, 2002 and April 30, 2001, consignment inventories held by the Company that are not included in the balance sheets total $80,967,000, $80,425,000, and $75,203,000, respectively.

     In addition, gold consignments of $23,298,000, $23,298,000 and $29,416,000, are not included in the Company's balance sheets as of April 30, 2002, January 31, 2002 and April 30, 2001, respectively.

Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of April 30, 2002, January 31, 2002 and April 30,

2001, the amounts included in inventory are $3,328,000, $3,306,000 and $3,179,000, respectively.

5.   Accounts Payable

     Accounts payable includes outstanding checks, which were $7,912,000, $7,140,000 and $3,625,000 as of April 30, 2002, January 31, 2002 and April 30,
2001, respectively.

6.   Financing Arrangements

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

Revolver Loan

     The revolving loan facility under the Credit Agreement is available up to a maximum of $150.0 million, including amounts consigned under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold which fluctuates based on gold prices. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

     The interest rates for borrowings under this agreement are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.

Term Loans

     The term loan under the Credit Agreement is available up to a maximum of $8.5 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.

Gold Consignment Facility

The Company has the opportunity to enter into Gold Consignments with certain third party financial institutions. The Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigns the gold from the third party financial institution, pursuant to the Gold Consignment Agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. The Gold Consignment Facility is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors.

The Company has accounted for the transaction as a reduction in its inventories, as it has transferred title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the Gold Consignment Agreement require the Company to deliver the specified quantities of consigned gold back to the third party financial institution at the end of the facility (which currently expires in 2004). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can elect to purchase the consigned quantities at the end of the Consignment Facility at the current market price for gold on that date.

As of April 30, 2002 the Company sold and simultaneously consigned 66,500 troy ounces of gold for $23.3 million under the gold consignment facility. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. On June 30, 2004, the Company is required to return or repurchase 66,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility may re renewed. Based on the gold rate as of April 30,2002, the market value of gold consigned was $ 20.5 million.

7.   Dilutive Shares That Were Outstanding During the Period

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations at April 30, 2002 and 2001.

                                                       Three months ended
                                                 April 30, 2002  April 30, 2001
                                                 --------------  --------------
                                                   (in thousands, except share
                                                            amounts)


Net income (loss)                                 $       242      $    (1,622)

Weighted average shares for basic EPS                  14,667           14,574

Incremental shares upon conversions:
Stock options                                             715              ---

Weighted average shares for diluted EPS                15,382           14,574

Stock options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2002 and 2001, were 362,845, and 2,892,086 respectively, due to their antidilutive effect on the calculations.

8.   Accounting of Business Combinations and Goodwill and Other Intangibles

In July, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value of it's single reporting unit using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of it's reporting unit exceeds the carrying value and therefore, no future impairment testing of goodwill needs to be considered. The carrying amount of goodwill as of April 30, 2002, January 31, 2002 and April 30, 2001 was $5,662,000, $5,662,000 and $ 5,859,000, respectively. The table below shows income before income taxes, net income and earnings per share amounts for the quarters ended April 30, 2002 and April 30, 2001 adjusted to add back goodwill amortization and related tax effects for the first quarter 2001.

                                                  Three Months Ended  Three Months Ended
                                                     April 30, 2002      April 30, 2001

Reported income (loss) before income taxes            $        376        $     (2,607)
Add back: Goodwill amortization                                 --                  66
                                                      ------------        ------------
Adjusted income (loss) before income taxes            $        376        $     (2,541)
                                                      ============        ============

Reported net (loss) income                            $        242        $     (1,622)
Add back: After tax impact of goodwill amortization             --                  41
                                                      ------------        ------------
Adjusted net income (loss)                            $        242        $     (1,581)
                                                      ============        ============

BASIC EARNINGS PER SHARE:
    Reported net income (loss)                        $       0.02        $      (0.11)
    Goodwill amortization                                       --                 .00
                                                      ------------        ------------
    Adjusted net income (loss)                        $       0.02        $      (0.11)
                                                      ============        ============

DILUTED EARNINGS PER SHARE:
    Reported net income (loss)                        $       0.02        $      (0.11)
    Goodwill amortization                                       --                 .00
                                                      ------------        ------------
    Adjusted net income (loss)                        $       0.02        $      (0.11)
                                                      ============        ============


9.   Reclassification

Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the first quarter of fiscal 2002 increased $5.7 million, or 8.2%, to $74.6 million from $68.9 million in the first quarter of fiscal 2001. New store sales accounted for an increase in sales of $3.6 million. Comparable store sales increased $3.3 million, or 4.9%, in the first quarter of fiscal 2002 from the first quarter of fiscal 2001. These sales changes were impacted by a sales decrease of $1.2 million related to closed stores. Comparable store sales increases primarily resulted from an increase in promotional activity and an increase usage of one year no interest credit promotions. The total number of merchandise units sold increased by approximately 13.4% in the first quarter of fiscal 2002 from the first quarter of fiscal 2001 and the average price per merchandise sale decreased to $309 in fiscal 2002 from $324 in fiscal 2001. Credit sales as a percentage of net sales increased to 40.5% in the first quarter of fiscal 2002 from 40.2% in the first quarter of fiscal 2001, primarily as a result of decreased sales through secondary credit programs which were more than offset by increases in other private label credit programs. The Company opened 13 new stores and closed four stores in the first quarter of fiscal 2002, increasing the number of stores to 373 as of April 30, 2002 compared to 361 as of April 30, 2001.

     Gross profit increased $1.4 million, or 5.5%, to $27.0 million from $25.6 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Gross profit as a percentage of sales decreased to 36.2% in the first quarter of fiscal 2002 compared to 37.2% in the first quarter of fiscal 2001. The 100 basis point reduction in gross profit margin primarily resulted from an increase in selective and targeted promotional activity. The resultant decrease in merchandise gross margin was partially offset by improvements in margin from increased warranty sales and improved repair margin.

     Selling, general and administrative expenses decreased $0.9 million, or 3.0%, to $25.6 million from $26.5 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Selling, general and administrative expense as a percent of sales was reduced to 34.4% versus 38.4% in first quarter 2001. The dollar decrease primarily related to lower other expense ($1.0 million), lower advertising expense ($ 0.2 million) which were partially offset by higher personnel expense ($0.2 million) and higher credit expense ($0.2 million). The decrease in other expenses resulted from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Payroll costs increased primarily due to the increased number of stores, but were offset by expense reductions to reduce payroll hours and control labor rates. Store personnel expense contributed 20 basis points of the 100 basis point improvement in SG&A.

     Interest expense decreased approximately $0.7 million to $1.0 million in the first quarter of fiscal 2002 from $1.7 million in the first quarter of fiscal 2001. The decrease resulted from lower average borrowings and lower interest rates.

     Income tax expense of $0.1 million in the first quarter of 2002 compared to an income tax benefit of $1.0 million in the first quarter of 2001, reflects an expected annual effective tax rate of 35.8% and 37.8%, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.

     Net income of $0.2 million in the first quarter of fiscal 2002, compared to a net loss of $1.6 million in the first quarter of fiscal 2001 resulted from the factors discussed immediately above. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The first quarter of fiscal 2001 net loss adjusted for FAS 142 goodwill amortization would have remained approximately $1.6 million.

Liquidity and Capital Resources

     The Company's cash requirements consist principally of funding inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver, which was amended on October 31, 2001 as discussed in Note 6 of the April 30, 2002 financial statements in this Form 10-Q.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of April 30, 2002, the maximum availability under the credit facility was $45.9 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.


     The Company's cash flow used in operating activities was $12.1 million in the first quarter of 2002 compared to $6.7 million used in operating activities in the first quarter of fiscal 2001. Increases in merchandise inventories ($2.3 million), decrease in accounts payable ($3.2 million), decreased income taxes payable ($3.2 million) and decreases in accrued liabilities ($5.8 million) were partially offset by income from operations ($0.2 million) and depreciation and amortization ($2.8 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 2002 and the 13 completed new store openings in the first quarter of fiscal 2002. In the first quarter of 2002, the primary sources of the Company's liquidity included a net increase of $17.350 million in the amount outstanding under the Company's revolver and proceeds for the exercise of options ($0.9 million). The Company's revolver loan balance was $52.6 million on April 30, 2002 versus $75.3 million on April 30, 2001. The Company utilized cash in the first quarter of 2002 to fund decreases in outstanding checks ($2.7 million) and capital expenditures of $2.8 million, primarily related to the opening of 13 new stores in the first quarter of 2002 and to repay a portion of the term loan ($1.3 million).

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

     There have been no material changes to the Company's market risk during the three months ended April 30, 2002.

Adoption of Accounting Standards

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of assessing the impact on the Company upon adoption, however, management does not expect this to have a material impact on its financial statements.

PART  II - OTHER INFORMATION


Item 5 - Other Information

Forward-Looking Statements

This release contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward looking statements contained in this report: (1) economic conditions, the retail sales environment and our ability to execute our business strategy and the related effects on comparable store sales and other results; (2) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (3) the seasonality of our business; (4) the extent and success of our marketing and promotional programs; (5) personnel costs and the extent to which we are able to retain and attract key personnel; (6) competition; (7) the availability and cost of consumer credit; (8) relationships with suppliers; (9) our ability to maintain adequate information systems capacity and infrastructure; (10) our leverage and cost of funds; (11) our ability to maintain adequate loss prevention measures; (12) fluctuations in raw material prices, including diamond, gem and gold prices; (13) the extent and results of our E-commerce strategies and those of others; (14) regulation affecting the industry generally, including regulation of marketing practices; (15) the successful integration of acquired locations and assets into our existing operations; and
(16) the risk factors identified from time to time in our filings with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.      Description
-----------      -----------

3.1              Second Restated Certificate of Incorporation

10.1             1997 Long-Term Incentive Plan

     (b)  Reports on Form 8-K


On March 20, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that representatives of the Company made a presentation to various investors. A copy of the presentation is attached as an exhibit to the Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHITEHALL JEWELLERS, INC.
                                          (Registrant)


Date:  June 13, 2002                 By:  /s/ Jon H. Browne
                                          ------------------------------
                                          Jon H. Browne
                                          Executive Vice President -
                                          Chief Financial Officer and Treasurer
                                          (principal financial officer)