Form 10-Q
period 2002-07-31
WHITEHALL JEWELLERS INC
filed 2002-09-13
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2002

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

The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of July 31, 2002 was 14,662,972 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of July 31, 2002 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 2002



PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Operations for the three months and six months ended July 31, 2002 and 2001 (unaudited)

            Balance Sheets - July 31, 2002, January 31, 2002 and July 31, 2001 (unaudited)

            Statements of Cash Flows for the six months ended July 31, 2002 and 2001 (unaudited)

            Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
            (b)   Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2002 and 2001
              (unaudited)(in thousands, except for per share data)

                                            Three months ended            Six months ended
                                          July 31,      July 31,       July 31,      July 31,
                                            2002         2001            2002          2001
                                         ---------     ---------      ---------     ---------
Net sales                                $  76,243     $  74,366      $ 150,831     $ 143,297

Cost of sales (including buying and
occupancy expenses)                         48,921        46,464         96,494        89,781
                                         ---------     ---------      ---------     ---------
   Gross profit                             27,322        27,902         54,337        53,516

Selling, general and administrative
expenses                                    25,322        26,980         50,949        53,462
                                         ---------     ---------      ---------     ---------
   Income from operations                    2,000           922          3,388            54

Interest expense                             1,111         1,956          2,123         3,695
                                         ---------     ---------      ---------     ---------
   Income (loss) before income taxes           889        (1,034)         1,265        (3,641)

Income tax (benefit) expense                   318          (391)           452        (1,376)
                                         ---------     ---------      ---------     ---------
   Net income (loss)                     $     571     $    (643)     $     813     $  (2,265)
                                         =========     =========      =========     =========


Basic earnings per share:

   Net income (loss)                     $    0.04     $   (0.04)     $    0.06     $   (0.16)
                                         =========     =========      =========     =========
   Weighted average common share
   and common share equivalents             14,807        14,582         14,719        14,578
                                         =========     =========      =========     =========


Diluted earnings per share:

   Net income (loss)                     $    0.04     $   (0.04)     $    0.05     $   (0.16)
                                         =========     =========      =========     =========
   Weighted average common share
   and common share equivalents             15,594        14,582         15,476        14,578
                                         =========     =========      =========     =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                            (unaudited, in thousands)

                                                             July 31, 2002   January 31, 2002    July 31, 2001
                                                             -------------   ----------------    -------------
         ASSETS
Current Assets:
      Cash                                                     $   2,128         $   2,741         $   2,916
      Accounts receivable, net                                     2,042             1,189             2,319
      Merchandise inventories                                    170,637           173,931           178,047
      Other current assets                                           511               973               912
      Prepaid income tax                                             116               ---             1,947
      Deferred financing costs                                       510               511               498
      Deferred income taxes, net                                   2,461             2,704             2,955
                                                               ---------         ---------         ---------
           Total current assets                                  178,405           182,049           189,594
Property and equipment, net                                       62,941            63,914            66,332
Goodwill                                                           5,662             5,662             5,793
Deferred financing costs                                             468               723               956
Deferred income tax, net                                             ---               ---               732
                                                               ---------         ---------         ---------
           Total assets                                        $ 247,476         $ 252,348         $ 263,407
                                                               =========         =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                            $  61,694         $  35,277         $  74,242
      Term loan, current                                           5,750             5,250             4,750
      Accounts payable                                            32,862            56,695            46,289
      Customer deposits                                            3,655             3,963             4,359
      Accrued payroll                                              4,989             6,270             4,661
      Income taxes                                                   ---             3,226               ---
      Other accrued expenses                                      17,191            18,171            17,706
                                                               ---------         ---------         ---------
           Total current liabilities                             126,141           128,852           152,007

      Term loan                                                    1,500             4,500             7,250
      Subordinated debt                                              640               640               640
      Deferred income taxes, net                                   1,868             2,012               ---
      Other long-term liabilities                                  2,907             2,660             2,404
                                                               ---------         ---------         ---------
           Total liabilities                                     133,056           138,664           162,301

Commitments and contingencies

Stockholders' equity:
      Common stock                                                    18                17                17
      Class B common stock                                           ---               ---               ---
      Additional paid-in capital                                 105,633           103,767           103,541
      Accumulated earnings                                        39,684            38,870            26,525
                                                               ---------         ---------         ---------
                                                                 145,335           142,654           130,083
                                                               ---------         ---------         ---------
      Less:

      Treasury stock, at cost (3,357,646, 3,200,209 and
      3,200,876 shares, respectively)
                                                                 (30,915)          (28,970)          (28,977)
                                                               ---------         ---------         ---------
           Total stockholders' equity, net                       114,420           113,684           101,106
                                                               ---------         ---------         ---------
           Total liabilities and stockholders' equity
                                                               $ 247,476         $ 252,348         $ 263,407
                                                               =========         =========         =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2002 and 2001
                            (unaudited, in thousands)

                                                             Six months ended
                                                             ----------------
                                                          July 31,       July 31,
                                                            2002          2001
                                                         ---------      ---------
Cash flows from operating activities:
    Net income                                           $     813      $  (2,265)
    Adjustments to reconcile net income to net cash
    (used in) operating activities:
    Depreciation and amortization                            5,544          5,283
    Loss on disposition of assets                               24             58

    Changes in assets and liabilities:
         (Increase) in accounts receivable, net               (853)          (913)
         Decrease (increase) in merchandise
         inventories, net of gold consignment                3,294         (3,102)
         (Increase) decrease in other current assets           462           (224)
         (Increase) in prepaid income tax                     (116)        (1,947)
         Decrease (increase) in deferred income taxes           99           (343)
         (Decrease) increase in customer deposits             (308)           145
         (Decrease) in accounts payable                    (20,123)          (766)
         (Decrease) in taxes payable                        (3,226)        (2,940)
         (Decrease) increase in accrued liabilities         (3,508)          (855)
                                                         ---------      ---------
         Net cash (used in) operating activities           (17,898)        (7,869)
  Cash flows from investing activities:
         Capital expenditures                               (4,339)        (9,227)
                                                         ---------      ---------
         Net cash used in investing activities              (4,339)        (9,227)
Cash flows from financing activities:
    Borrowing on revolver loan                             439,385        533,118
    Repayment of revolver loan                            (412,968)      (506,096)
    Repayment of term loan                                  (2,500)        (2,000)
    Proceeds from gold consignment                             ---          3,107
    Proceeds from exercise of stock options                  1,407            200
    Proceeds under employee stock purchase plan                 10            ---
    Financing costs                                            ---           (316)
    Decrease in outstanding checks, net                     (3,710)       (10,927)
                                                         ---------      ---------
         Net cash provided by financing activities          21,624         17,086
                                                         ---------      ---------
         Net change in cash and cash equivalents              (613)           (10)
Cash and cash equivalents at beginning of period             2,741          2,926
                                                         ---------      ---------
Cash and cash equivalents at end of period               $   2,128      $   2,916
                                                         =========      =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.   Description of Operations

     The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one reportable business segment, specialty retail jewelry. The Company has a national presence with 374 stores as of July 31, 2002, located in 38 states, operating in regional or superregional shopping malls.

2.   Common Stock Repurchase Program

     On July 23, 2002, the Company announced that the Board of Directors had authorized it to repurchase up to $25.0 million of its Common Stock. Shares repurchased by the Company reduce the weighted average number of shares of Common Stock outstanding for basic and diluted earnings per share calculations.

     As of July 31, 2002, the Company had repurchased 136,600 shares of Common Stock under this Stock Repurchase Program at a total cost of approximately $1.5 million. These purchases were settled subsequent to July 31, 2002.

     See Footnote 12 regarding subsequent events as of September 12, 2002.

3.   Summary of Significant Accounting Policies

     Basis for Presentation

     The accompanying Balance Sheet as of January 31, 2002 was derived from the audited financial statements for the year ended January 31, 2002. The accompanying unaudited Balance Sheets as of July 31, 2002 and 2001, the Statements of Income and Cash Flows for the three and six months ended July 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2002. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.

4.   Accounts Receivable, Net

     Accounts receivable are shown net of the allowance for doubtful accounts of $640,000, $673,000, and $1,687,000 as of July 31, 2002, January 31, 2002 and
July 31, 2001, respectively.

5.   Inventory

     As of July 31, 2002, January 31, 2002 and July 31, 2001, merchandising inventories consisted of:


                   July 31, 2002    January 31, 2002    July 31, 2001
                                     (in thousands)

Raw Materials         $  6,846          $  6,958           $  6,128
Finished Goods         163,791           166,973            171,919
                      --------          --------           --------
Inventory             $170,637          $173,931           $178,047
                      ========          ========           ========

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $2,771,000, $3,003,000, and $3,477,000 as of July 31, 2002, January 31, 2002 and July 31, 2001,
respectively. As of July 31, 2002, January 31, 2002 and July 31, 2001, consignment inventories held by the Company that were not included in the balance sheets total $68,520,000, $80,425,000, and $77,040,000, respectively.

     In addition, gold consignments of $23,298,000, $23,298,000 and $29,416,000 were not included in the Company's balance sheets as of July 31, 2002, January 31, 2002 and July 31, 2001, respectively.

     Certain merchandise procurement, distribution and warehousing costs were allocated to inventory. As of July 31, 2002, January 31, 2002 and July 31, 2001, the amounts included in inventory were $3,302,000, $3,306,000 and $3,162,000, respectively.

6.   Accounts Payable

     Accounts payable includes outstanding checks, which were $3,430,000, $7,140,000 and $9,776,000 as of July 31, 2002, January 31, 2002 and July 31,
2001, respectively.

7.   Financing Arrangements

     Effective June 30, 2002, the Company amended certain terms and conditions within its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group which provides for a total facility of $166.5 million through June 30, 2004. A copy of the Credit Agreement is attached as Exhibit 10.1 to this report. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly.

     Under this Credit Agreement, the participating banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on capital expenditures, investments, payment of dividends, assumption of additional debt, acquisitions and divestitures, and requires the Company to maintain certain financial ratios based on levels of funded debt, capital expenditures and earnings before interest, taxes, depreciation and amortization.

Revolver Loan

     The revolving loan facility under the Credit Agreement is available up to a maximum of $150.0 million, including amounts consigned under the gold consignment facility and outstanding letters of credit, and is limited by a borrowing base computed based on a percentage of the value of the Company's inventory and accounts receivable.

     The interest rates for borrowings under the revolving loan facility are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.


Term Loans

     As of July 31, 2002, the principal amount of the term loan under the Credit Agreement was $7.3 million (an original $16.5 million, less principal repayments to date). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.


Gold Consignment Facility

     The Company has, from time to time, had the opportunity to enter into gold consignments with certain third party financial institutions. The Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigns the gold from the third party financial institution, pursuant to the Gold Consignment Agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. Gold consignment is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors.

     The Company has accounted for the transaction as a reduction in its inventories because it has transferred title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the Gold Consignment Agreement require the Company to deliver the outstanding amounts of consigned gold back to the third party financial institution at the end of the agreement (which currently expires in 2004). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can, from time to time, elect to purchase the consigned quantities at the current market price for gold on that date.

     The Agreement provides for the consignment of a maximum 115,000 troy ounces or $40.0 million. As of July 31, 2002, the Company consigned 66,500 troy ounces of gold for $20.3 million under the Gold Consignment Agreement based upon the market price of gold. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's financial performance as calculated quarterly. On June 30, 2004, the Company is required to return or repurchase this 66,500 troy ounces of gold under this agreement at the prevailing gold rate in effect on that date, or the facility may be renewed.

     See Footnote 12 regarding a subsequent event on August 22, 2002.

8.   Earnings per Common Share

     The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at July 31, 2002 and 2001.

                                                 Three months ended          Six Months Ended
                                                July 31,     July 31,      July 31,     July 31,
                                                  2002         2001          2002         2001
                                                --------     --------      --------     --------
                                                    (in thousands, except per share amounts)
Net income (loss) for basic and diluted EPS     $    571     $   (643)     $    813     $ (2,265)

Weighted average shares for basic EPS             14,807       14,582        14,719       14,578

Incremental shares upon conversions:
Stock options                                        787          ---           757          ---

Weighted average shares for diluted EPS           15,594       14,582        15,476       14,578

Stock options excluded from the calculation
of diluted earnings per share [due to their
antidilutive effect on the calculations]             356        2,895           354        2,895


9.   Accounting of Business Combinations and Goodwill and Other Intangibles

     In July, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value of its single reporting unit using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting unit exceeds the carrying value and, therefore, no future impairment testing of goodwill needed to be considered as of February 1, 2002. The carrying amount of goodwill as of July 31, 2002, January 31, 2002 and July 31, 2001 was $5,662,000, $5,662,000 and $5,793,000,
respectively. The table below shows income before income taxes, net income and earnings per share amounts for the three months and six months ended July 31, 2002 and July 31, 2001 adjusted to add back goodwill amortization and related tax effects for the first three months and six months of 2001.

                                                Three months ended          Six months ended
                                                July 31,   July 31,      July 31,      July 31,
                                                  2002       2001          2002         2001
                                               ---------   --------     ---------     ---------
Reported income (loss) before income taxes     $     889   $(1,034)     $   1,265     $  (3,641)
Add back: Goodwill amortization                      ---        66            ---           132
                                               ---------   -------      ---------     ---------
Adjusted income (loss) before income taxes     $     889   $  (968)     $   1,265     $  (3,509)
                                               =========   =======      =========     =========

Reported net (loss) income                     $     571   $  (643)     $     813     $  (2,265)
Add back: After tax impact of goodwill
amortization                                         ---        41            ---            82
                                               ---------   -------      ---------     ---------

Adjusted net income (loss)                     $     571   $  (602)     $     813     $  (2,183)
                                               =========   =======      =========     =========

BASIC EARNINGS PER SHARE:
   Reported net income (loss)                  $    0.04   $ (0.04)     $    0.06     $   (0.16)
   Goodwill amortization                             ---       ---            ---           .01
                                               ---------   -------      ---------     ---------
   Adjusted net income (loss)                  $    0.04   $ (0.04)     $    0.06     $   (0.15)
                                               =========   =======      =========     =========


DILUTED EARNINGS PER SHARE:
   Reported net income (loss)                  $    0.04   $ (0.04)     $    0.05     $   (0.16)
   Goodwill amortization                             ---       ---            ---           .01
                                               ---------   -------      ---------     ---------
   Adjusted net income (loss)                  $    0.04   $ (0.04)     $    0.05     $   (0.15)
                                               =========   =======      =========     =========


10.  Reclassifications

     Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

11.  Commitments and Contingencies

     The Company was recently named a defendant in a wage hour class action suit filed in California by two former store managers on August 5, 2002. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four year period preceding the filing date, along with certain penalties, interest, and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four year period preceding the filing of the complaint. During that four year period the Company operated 19 to 49 stores in California. The Company is currently evaluating the complaint and intends to defend the case vigorously.

     The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

12.  Subsequent Events

     On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement. The purchase has the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimates future cost of sales as a result of this transaction will be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately 60% of this increase should be reflected in the final two quarters of the fiscal year ending January 31, 2003, and the balance of approximately 40% of the increase should be reflected over the first half of fiscal year 2003. This purchase will increase the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged by the transaction on August 22, 2002.

     As of September 12, 2002, the Company had repurchased a total of 332,300 shares of common stock under the stock repurchase program (Note 2) at a total cost of approximately $3.5 million.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended July 31, 2002

     Net sales for the second quarter of fiscal 2002 increased $1.9 million, or 2.5%, to $76.2 million from $74.4 million in the second quarter of fiscal 2001. Comparable store sales decreased $0.5 million, or 0.6%, in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. Additionally, there was a sales decrease of $0.6 million related to closed stores. These decreases were offset by sales from new stores of $2.9 million. The total number of merchandise units sold increased by approximately 9.4% in the second quarter of fiscal 2002 from the second quarter of fiscal 2001 while the average price per merchandise sale declined to $291 in fiscal 2002 from $313 in fiscal 2001. The slower economy and lower consumer confidence contributed to a negative impact on sales. Credit sales as a percentage of net sales remained about the same in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The Company opened two new stores and closed one store in the second quarter of fiscal 2002 increasing the number of stores open to 374 as of July 31, 2002 compared to 364, as of July 31, 2001.

     Gross profit for the second quarter of fiscal 2002 decreased $0.6 million, or 2.1%, to $27.3 million from $27.9 million in the same period in fiscal 2001. Gross profit as a percentage of net sales decreased to 35.8% in the second quarter of fiscal 2002 from 37.5% in the second quarter of fiscal 2001. The reduction in gross profit margin of 170 basis points primarily resulted from an increase in selective and targeted promotional pricing activity, along with an increase in the mix of sales of lower margin diamond merchandise. Gross profit rate was also negatively impacted by store occupancy expense which increased at a rate higher than the increase in sales. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from discounts earned from suppliers, increased warranty sales and improved repair margin.

     On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement. The purchase has the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimates future cost of sales as a result of this transaction will be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory. Approximately 60% of this increase should be reflected in the final two quarters of the fiscal year ending January 31, 2003, and the balance of approximately 40% of the increase should be reflected over the first half of fiscal year 2003. This purchase will increase the Company's inventory by $20.5 million and was funded by revolver loan borrowings.

     The Company's continued efforts to improve its expense structure resulted in a decrease in selling, general and administrative expenses of $1.6 million, or 5.9%, to $25.3 million in the second quarter of fiscal 2002 from $27.0 million in the second quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 33.2% in the second quarter of fiscal 2002 from 36.3% in the second quarter of fiscal 2001. The dollar decrease was primarily related to lower other expense ($1.6 million), lower advertising expense ($0.4 million) and lower personnel expense ($0.2 million) which were partially offset by higher credit expense ($0.5 million). The decrease in other expenses resulted from centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense decreased primarily due to efforts to reduce payroll hours and the control of labor rates partially offset by personnel associated with the opening of new stores. The reduction in store personnel expense contributed 60 basis points of the 310 basis point improvement in SG&A.

     Interest expense decreased $0.8 million to $1.1 million in the second quarter of fiscal 2002 from $2.0 million in the second quarter of fiscal 2001, resulting from lower average borrowings and lower interest rates.

     Income taxes increased $0.7 million resulting in an expense of $0.3 million in the second quarter of fiscal 2002 compared to a benefit of $0.4 million in the second quarter of fiscal 2001, reflecting an effective annual tax rate of 35.8% and 37.8% in the second quarter of fiscal 2002 and 2001, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.

Results of Operations for the Six Months Ended July 31, 2002

     Net sales for the six months ended July 31, 2002 increased $7.5 million, or 5.3%, to $150.8 million from $143.3 million in the six months ended July 31, 2001. Comparable store sales increased $2.8 million, or 2.0%, in the first six months of fiscal 2002 from the same period in fiscal 2001. Additionally, sales from new stores were $6.5 million. These increases were partially offset by sales decreases of $1.8 million related to closed stores. The total number of merchandise units sold increased by approximately 11.30% in the first six months of fiscal 2002 from the first six months of fiscal 2001 and the average price per merchandise sale declined to $300 in fiscal 2002 from $318 in fiscal 2001. The slower economy and lower consumer confidence had a negative impact on sales. Credit sales as a percentage of net sales remained about the same in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. The Company opened 15 new stores and closed five stores in the first six months of fiscal 2002 increasing the number of stores open to 374 as of July 31, 2002 compared to 364 as of July 31, 2001.

     Gross profit for the first six months of fiscal 2002 increased $0.8 million, or 1.5%, to $54.3 million from $53.5 million compared to the same period in fiscal 2001. Gross profit as a percentage of sales decreased to 36.0% from 37.3% in the same period of fiscal 2001. The 130 basis point reduction in gross profit margin primarily resulted from an increase in selective and targeted promotional pricing activity along with an increase in the mix of sales of lower margin diamond merchandise. Gross profit rate was also negatively impacted by store occupancy expense which increased at a rate higher than the increase in sales. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from discounts earned from suppliers, increased warranty sales and improved repair margin.

     The Company's continued efforts to improve the expense structure of its selling, general and administrative expenses resulted in a decrease of $2.5 million, or 4.7%, to $50.9 million for the first six months of fiscal 2002 from $53.5 million in the first six months of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 33.8% in the first half of fiscal 2002 from 37.3% in the first half of fiscal 2001. The dollar decrease was primarily related to lower other expense ($2.6 million), and lower advertising expense ($ 0.6 million) which were partially offset by higher personnel expense ($0.1 million) and by higher credit expense ($0.7 million). The decrease in other expenses resulted from centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense increased primarily due to the personnel expense associated with the opening of new stores which was partially offset by efforts to reduce payroll hours and the control of labor rates. The reduction in store personnel expense contributed 80 basis points of the 350 basis point improvement in SG&A.

     Interest expense decreased $1.6 million to $2.1 million in the first six months of fiscal 2002 from $3.7 million in the first six months of fiscal 2001, resulting from lower average borrowings and lower interest rates.

     Income taxes increased $1.8 million resulting in an expense of $0.5 million in the first half of fiscal 2002 compared to a benefit of $1.4 million in the prior period, reflecting an effective annual tax rate of 35.8% and 37.8%, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.


Liquidity and Capital Resources

     The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's Credit Agreement, which was amended on June 30, 2002 as discussed in Note 7 of the July 31, 2002 financial statements in this Form 10-Q.

     The Company has an agreement with its bank whereby checks are honored when presented and the corresponding amount is automatically borrowed under the revolving loan facility.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of July 31, 2002, the maximum availability under the credit facility was $33.2 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

     On July 23, 2002, the Company announced that its Board of Directors had authorized it to repurchase up to $25.0 million of its Common Stock. Shares repurchased by the Company reduce the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations. As of September 12, 2002, the Company had repurchased 332,300 shares of common stock under this Stock Repurchase Program at a total cost of approximately $3.5 million. The amount of shares purchased is restricted by the revolving loan facility agreement, which requires a certain borrowing base availability level prior to repurchasing shares.

     On August 22, 2002, the Company purchased 66,500 troy ounces of fine gold in the open market at a price of 307.56 per ounce totaling $20.5 million. The Company delivered gold to its banks and extinguished all existing company gold consignment obligations to the banks under the Credit Agreement. The Company borrowed $20.5 million under the revolving loan portion of its Credit Agreement to fund this purchase of gold. The total amount available to borrow under the Company's Credit Agreement is unchanged by the transaction on August 22, 2002.

     The Company's cash flow used in operating activities increased to $17.9 million in the six months ended July 31, 2002 from $7.9 million in the six months ended July 31, 2001. Higher income from operations together with depreciation and amortization ($5.5 million), decreases in merchandise inventories ($3.3 million) and decreases in other current assets ($0.5 million) were offset by decreases in accounts payable ($20.1 million), decreases in tax payable ($3.2 million) and decreases in accrued liabilities ($3.5 million). The decrease in merchandise inventories was primarily related to the planned reduction of average store inventory and the closing of 5 stores, offset by inventory purchases for the 15 new stores which were opened in the first six months of fiscal 2002.

     In the first six months of 2002, the primary sources of the Company's liquidity included a net increase of $26.4 million in the amount outstanding under the Company's revolver and proceeds for the exercise of options ($1.4 million). The Company's revolver loan balance was $61.7 million on July 31, 2002 versus $74.2 million on July 31, 2001. The Company also utilized cash in the first six months of 2002 to fund decreases in outstanding checks ($3.7 million) and capital expenditures of $4.3 million, which was primarily related to the opening of 15 new stores in the first six months of 2002 and to repay a portion of the term loan ($2.5 million).

     Management expects that cash flow from operating activities and funds available under its revolving credit facility should be sufficient to support the Company's current new store expansion program and seasonal working capital needs for the foreseeable future.

     Inflation

     Management believes that inflation generally has not had a material effect on the Company's results of operations.

     Internal Controls

     Since the beginning of the second quarter of fiscal 2002, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

     Interest Rate Risk

     The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit and term loan facilities. The Company's private label credit card provider charges the Company varying discount rates for its customer's credit program purchases. These discount rates are somewhat sensitive to significant changes in interest rates. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

PART  II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company was recently named a defendant in a wage hour class action suit filed in California by two former store managers on August 5, 2002. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four year period preceding the filing date, along with certain penalties, interest, and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four year period preceding the filing of the complaint. During that four year period the Company operated 19 to 49 stores in California. The Company is currently evaluating the complaint and intends to defend the case vigorously.

     The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The Company held its annual meeting of stockholders on June 11, 2002.

         (b) No answer required.

         (c) Proposal 1 involved the election of two directors to serve until the 2005 annual meeting. Those directors and the voting results were as follows:

                                            Votes For         Authority Withheld
                                            ---------         ------------------
         Matthew M. Patinkin                11,031,285                2,311,626
         Richard K. Berkowitz               12,574,226                  768,685


              Proposal 2 involved the approval of the amendment and restatement of the Company's Restated Certificate of Incorporation

                           Votes For        Votes Against              Abstained
                           ---------        -------------              ---------

                           13,330,126              7,909                  4,875

              Proposal 3 involved the approval of the Company's Employee Stock Purchase Plan

                           Votes For        Votes Against              Abstained
                           ---------        -------------              ---------

                           12,060,081             18,532                  2,590

              Proposal 4 involved the approval of an amendment to the Company's 1997 Long-Term Incentive Plan

                           Votes For        Votes Against              Abstained
                           ---------        -------------              ---------
                           9,209,942           2,849,812                 21,449

         (d)  Not applicable.

Item 5 - Other Information

Forward-Looking Statements

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of June 30, 2002, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks.

         99.1 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WHITEHALL JEWELLERS, INC.
                                    (Registrant)


Date:  September 13, 2002           By: /s/ Jon H. Browne
                                        --------------------------
                                        Jon H. Browne
                                        Executive Vice President -
                                        Chief Financial Officer and
                                        Treasurer
                                        (duly authorized officer and
                                        principal financial officer)

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


         I, Hugh M. Patinkin, Chief Executive Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading for the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 13, 2002



                                                  /s/ Hugh M. Patinkin

                                                  Name: Hugh M. Patinkin
                                                  Title: Chief Executive Officer

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


         I, Jon H. Browne, Chief Financial Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading for the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 13, 2002



                                                  /s/ Jon H. Browne

                                                  Name: Jon H. Browne
                                                  Title: Chief Financial Officer