Form 10-Q
period 2002-10-31
WHITEHALL JEWELLERS INC
filed 2002-12-13
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                    ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of October 31, 2002 was 14,391,820 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of October 31, 2002 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2002



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three months and nine months ended October 31, 2002 and 2001 (unaudited)

         Balance Sheets - October 31, 2002, January 31, 2002 and October 31, 2001 (unaudited)

         Statements of Cash Flows for the nine months ended October 31, 2002 and 2001(unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
         (b)      Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 2002 and 2001
              (unaudited)(in thousands, except for per share data)


                                                      Three months ended        Nine months ended
                                                     October      October      October      October
                                                    31, 2002     31, 2001     31, 2002     31, 2001
                                                    ---------    ---------    ---------    ---------
Net sales                                           $  61,831    $  65,136    $ 212,662    $ 208,433

Cost of sales (including buying and occupancy
expenses)                                              43,071       43,029      139,565      132,810
                                                    ---------    ---------    ---------    ---------
   Gross profit                                        18,760       22,107       73,097       75,623

Selling, general and administrative expenses           25,553       25,821       76,502       79,283
                                                    ---------    ---------    ---------    ---------
   Loss from operations                                (6,793)      (3,714)      (3,405)      (3,660)

Interest expense                                        1,168        1,900        3,291        5,595
                                                    ---------    ---------    ---------    ---------
   Loss before income taxes                            (7,961)      (5,614)      (6,696)      (9,255)

Income tax benefit                                     (2,850)      (2,122)      (2,398)      (3,498)
                                                    ---------    ---------    ---------    ---------

   Net loss                                         $  (5,111)   $  (3,492)   $  (4,298)   $  (5,757)
                                                    =========    =========    =========    =========


Basic earnings per share:

   Net loss                                         $   (0.35)   $   (0.24)   $   (0.29)   $   (0.39)
                                                    =========    =========    =========    =========
   Weighted average common share and common share
   equivalents                                         14,475       14,588       14,637       14,581
                                                    =========    =========    =========    =========

Diluted earnings per share:

   Net loss                                         $   (0.35)   $   (0.24)   $   (0.29)   $   (0.39)
                                                    =========    =========    =========    =========
   Weighted average common share and common share
   equivalents                                         14,475       14,588       14,637       14,581
                                                    =========    =========    =========    =========



    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
          As of October 31, 2002, January 31, 2002 and October 31, 2001
                            (unaudited, in thousands)


                                                           October    January 31,    October
                                                          31, 2002       2002       31, 2001
                                                          ---------    ---------    ---------
               ASSETS
Current Assets:
      Cash                                                $   1,917    $   2,741    $   2,811
      Accounts receivable, net                                1,596        1,189        1,044
      Merchandise inventories                               222,171      173,931      183,209
      Other current assets                                      188          973          419
      Prepaid income tax                                      3,546          ---        4,776
      Deferred financing costs                                  510          511          498
      Deferred income taxes, net                              2,223        2,704        3,556
                                                          ---------    ---------    ---------
           Total current assets                             232,151      182,049      196,313
Property and equipment, net                                  62,686       63,914       65,008
Goodwill                                                      5,662        5,662        5,728
Deferred financing costs                                        341          723          831
                                                          ---------    ---------    ---------
           Total assets                                   $ 300,840    $ 252,348    $ 267,880
                                                          =========    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                       $  98,404    $  35,277    $  83,343
      Term loan, current                                      6,000        5,250        5,000
      Accounts payable                                       55,837       56,695       44,305
      Customer deposits                                       3,789        3,963        4,465
      Accrued payroll                                         4,099        6,270        4,277
      Income taxes                                              ---        3,226          ---
      Other accrued expenses                                 20,220       18,171       19,091
                                                          ---------    ---------    ---------
           Total current liabilities                        188,349      128,852      160,481

      Term loan                                                 ---        4,500        6,000
      Subordinated debt                                         640          640          640
      Deferred income taxes, net                              2,191        2,012          565
      Other long-term liabilities                             3,018        2,660        2,535
                                                          ---------    ---------    ---------
           Total liabilities                                194,198      138,664      170,221

Commitments and contingencies

Stockholders' equity:
      Common stock                                               18           17           17
      Class B common stock                                      ---          ---          ---
      Additional paid-in capital                            105,635      103,767      103,586
      Accumulated earnings                                   34,572       38,870       23,033
                                                          ---------    ---------    ---------
                                                            140,225      142,654      126,636
                                                          ---------    ---------    ---------
      Less:

      Treasury stock, at cost (3,629,148, 3,200,209 and
      3,200,876 shares, respectively)
                                                            (33,583)     (28,970)     (28,977)
                                                          ---------    ---------    ---------
           Total stockholders' equity, net                  106,642      113,684       97,659
                                                          ---------    ---------    ---------
           Total liabilities and stockholders' equity     $ 300,840    $ 252,348    $ 267,880
                                                          =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the nine months ended October 31, 2002 and 2001
                            (unaudited, in thousands)


                                                                            Nine months ended
                                                                            -----------------
                                                                           October      October
                                                                          31, 2002     31, 2001
                                                                          ---------    ---------
Cash flows from operating activities:
    Net income                                                            $  (4,298)   $  (5,757)
    Adjustments to reconcile net income to net cash (used in) operating activities:
    Depreciation and amortization                                             8,342        7,966
    Loss on disposition of assets                                               120          894
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable, net                        (407)         362
        (Increase) in merchandise inventories, net of gold consignment      (27,787)      (4,944)
        Decrease in other current assets                                        785          269
        (Increase) in prepaid income tax                                     (3,546)      (4,776)
        Decrease in deferred income taxes                                       660          353
        (Decrease)increase in customer deposits                                (174)         251
        (Decrease)increase in accounts payable                                  (97)         145
        (Decrease) in taxes payable                                          (3,226)      (2,940)
        Increase in accrued liabilities                                         236          277
                                                                          ---------    ---------
        Net cash (used in) operating activities                             (29,392)      (7,900)
  Cash flows from investing activities:
         Capital expenditures                                                (6,851)     (11,233)
                                                                          ---------    ---------
         Net cash used in investing activities                               (6,851)     (11,233)
  Cash flows from financing activities:
        Borrowing on revolver loan                                          696,648      781,545
        Repayment of revolver loan                                         (633,521)    (745,422)
        Repayment of term loan                                               (3,750)      (3,000)
        Proceeds from gold consignment                                          ---        3,107
        Purchase of consigned gold                                          (20,453)      (3,319)
        Purchase of treasury stock                                           (4,194)         ---
        Proceeds from exercise of stock options                               1,410          245
        Proceeds under employee stock purchase plan                              40          ---
        Financing costs                                                         ---         (316)
        Decrease in outstanding checks, net                                    (761)     (13,822)
                                                                          ---------    ---------
                 Net cash provided by financing activities                   35,419       19,018
                                                                          ---------    ---------
Net change in cash and cash equivalents                                        (824)        (115)
Cash and cash equivalents at beginning of period                              2,741        2,926
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $   1,917    $   2,811
                                                                          =========    =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       Description of Operations

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one reportable business segment, specialty retail jewelry. The Company has a national presence with 375 stores as of October 31, 2002, located in 38 states, operating in regional or super-regional shopping malls.


2.       Common Stock Repurchase Program

         On July 23, 2002, the Company announced that the Board of Directors had authorized it to repurchase up to $25.0 million of its Common Stock. Shares repurchased by the Company reduce the weighted average number of shares of Common Stock outstanding for basic and diluted earnings per share calculations.

         As of October 31, 2002, the Company had repurchased a total of 410,600 shares of Common Stock under the stock repurchase program at a total cost of approximately $4.2 million.


3.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2002 was derived from the audited financial statements for the year ended January 31, 2002. The accompanying unaudited Balance Sheets as of October 31, 2002 and 2001, the Statements of Income and Cash Flows for the three and nine months ended October 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2002. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.


4.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts of $447,000, $673,000, and $1,358,000 as of October 31, 2002, January
31, 2002 and October 31, 2001, respectively.

5.       Inventory

         As of October 31, 2002, January 31, 2002 and October 31, 2001, merchandising inventories consisted of:


                           October 31, 2002        January 31, 2002       October 31, 2001
                                                    (in thousands)
Raw Materials                       $  7,483                $ 6,958                 $ 8,456
Finished Goods                       214,688                166,973                 174,753
                          -------------------     ------------------     -------------------
Inventory                         $  222,171               $173,931                $183,209
                          ===================     ==================     ===================

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,505,000, $3,003,000, and $3,197,000 as of October 31, 2002, January 31, 2002 and October
31, 2001, respectively. As of October 31, 2002, January 31, 2002 and October 31, 2001, consignment inventories held by the Company that were not included in the balance sheets totaled $76,099,000, $80,425,000, and $81,970,000, respectively.

         Certain merchandise procurement, distribution and warehousing costs were allocated to inventory. As of October 31, 2002, January 31, 2002 and October 31, 2001, the amounts included in inventory were $3,567,000, $3,306,000 and $3,348,000, respectively.

         On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement (as described in Note 7 below). The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimated subsequent cost of sales as a result of this transaction to be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately $200,000 of this increase in cost of sales is reflected in the three months ended October 31, 2002. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged.

Gold consignments of $23,298,000 and $26,097,000 were not included in the Company's balance sheets as of January 31, 2002 and October 31, 2001, respectively.


6.       Accounts Payable

         Accounts payable includes outstanding checks, which were $6,379,000, $7,140,000 and $6,882,000 as of October 31, 2002, January 31, 2002 and October
31, 2001, respectively.


7.       Financing Arrangements

         The Company's Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group provides for a total facility of $166.5 million through June 30, 2004. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly.

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


Term Loans

         As of October 31, 2002, the principal amount of the term loan under the Credit Agreement was $6.0 million (an original $16.5 million, less principal repayments to date). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.


Gold Consignment Facility

         The Company has, from time to time, had the opportunity to enter into gold consignments with certain third party financial institutions. The Company provided the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigned the gold from the third party financial institution, pursuant to the Gold Consignment Agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. Gold consignment is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for risk of loss and damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors.

         The Company has accounted for the transaction as a reduction in its inventories because it has transferred title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory has not been included in the assets of the Company. The terms of the Gold Consignment Agreement require the Company to deliver the outstanding amounts of consigned gold back to the third party financial institution at the end of the agreement (which currently expires in 2004).

Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can, from time to time, elect to purchase the consigned quantities at the current market price for gold on that date.

         The Agreement provides for the consignment of a maximum 115,000 troy ounces or $40.0 million. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged. Although the Company extinguished all existing gold consignments under the facility, the facility remains in effect until June 2004.


8.       Earnings per Common Share

         The following table summarizes the reconciliation of the numerators and denominators, as required by SFAS No. 128, for the basic and diluted EPS computations at October 31, 2002 and 2001.

                                                Three months ended               Nine months Ended
                                              October         October         October         October
                                              31, 2002        31, 2001        31, 2002        31, 2001
                                             ----------      ----------      ----------      ----------
                                                      (in thousands, except per share amounts)
Net loss for basic and diluted EPS            $ (5,111)       $ (3,492)       $ (4,298)       $ (5,757)


Weighted average shares for basic EPS           14,475          14,588          14,637          14,581

Incremental shares upon conversions:
Stock options                                      ---             ---             ---             ---

Weighted average shares for diluted EPS         14,475          14,588          14,637          14,581

Stock options excluded from the calculation
of diluted earnings per share [due to their
antidilutive effect on the calculations]         2,818           2,829           2,853           2,815


9.       Accounting of Business Combinations and Goodwill and Other Intangibles

    In July, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the

Company completed an analysis of the fair value of its single reporting unit using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting unit exceeds the carrying value and, therefore, no future impairment testing of goodwill needed to be considered as of February 1, 2002. The carrying amount of goodwill as of October 31, 2002, January 31, 2002 and October 31, 2001 was $5,662,000, $5,662,000 and $5,728,000,
respectively. The table below shows income before income taxes, net income and earnings per share amounts for the three months and nine months ended October 31, 2002 and October 31, 2001 adjusted to add back goodwill amortization and related tax effects for the first three months and nine months of 2001.


                                          Three months ended      Nine months ended
                                         October      October    October      October
                                         31, 2002     31, 2001   31, 2002     31, 2001
                                         ---------    --------   ---------    --------
Reported loss before income taxes        $  (7,961)   $(5,614)   $  (6,696)   $(9,255)
Add back: Goodwill amortization                ---         66          ---        197
                                         ---------    -------    ---------    -------
Adjusted loss before income taxes        $  (7,961)   $(5,548)   $  (6,696)   $(9,058)
                                         =========    =======    =========    =======

Reported net loss                        $  (5,111)   $(3,492)   $  (4,298)   $(5,757)
Add back: After tax impact of goodwill
amortization                                   ---         41          ---        123
                                         ---------    -------    ---------    -------

Adjusted net loss                        $  (5,111)   $(3,451)   $  (4,298)   $(5,634)
                                         =========    =======    =========    =======

BASIC EARNINGS PER SHARE:
   Reported net  loss                    $   (0.35)   $ (0.24)   $   (0.29)   $ (0.39)
   Goodwill amortization                       ---        ---          ---       0.01
                                         ---------    -------    ---------    -------

   Adjusted net loss                     $   (0.35)   $ (0.24)   $   (0.29)   $ (0.38)
                                         =========    =======    =========    =======


DILUTED EARNINGS PER SHARE:
   Reported net loss                     $   (0.35)   $ (0.24)   $   (0.29)   $ (0.39)
   Goodwill amortization                       ---        ---          ---       0.01
                                         ---------    -------    ---------    -------

   Adjusted net loss                     $   (0.35)   $ (0.24)   $   (0.29)   $ (0.38)
                                         =========    =======    =========    =======


10.      Reclassifications

         Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.


11.      Commitments and Contingencies

         The Company was named a defendant in a wage hour class action suit filed in California by two former store managers on August 5, 2002. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest, and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. During that four-year period the Company operated 19 to 49 stores in California. The Company is currently evaluating the complaint and intends to defend the case vigorously.

         The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.


12.      Subsequent Events

         As of December 12, 2002, the Company had repurchased a total of 605,600 shares of common stock under the stock repurchase program (Note 2) at a total cost of approximately $6.5 million.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended October 31, 2002

         Net sales for the third quarter of fiscal 2002 decreased $3.3 million, or 5.1%, to $61.8 million from $65.1 million in the third quarter of fiscal 2001. Comparable store sales decreased $4.1 million, or 6.4%, in the third quarter of fiscal 2002 from the third quarter of fiscal 2001. Additionally, there was a sales decrease of $1.3 million related to closed stores. These decreases were partially offset by sales from new stores of $2.0 million. The total number of merchandise units sold decreased by approximately 8.8% in the third quarter of fiscal 2002 from the third quarter of fiscal 2001 while the average price per merchandise sale increased to $347 in fiscal 2002 from $336 in fiscal 2001. The weaker economy, reduced mall traffic and lower consumer confidence had a negative impact on sales. Credit sales as a percentage of net sales increased to 45.5% in the third quarter of fiscal 2002 compared to 43.7% in the third quarter of fiscal 2001. The Company opened one new store in the third quarter of fiscal 2002 increasing the number of stores open to 375 as of October 31, 2002 compared to 367, as of October 31, 2001.

         Gross profit for the third quarter of fiscal 2002 decreased $3.3 million, or 15.1%, to $18.8 million from $22.1 million in the same period in fiscal 2001. Gross profit as a percentage of net sales decreased to 30.3% in the third quarter of fiscal 2002 from 33.9% in the third quarter of fiscal 2001. The reduction in gross profit margin of 360 basis points resulted from, among other things, store occupancy expenses which increased while sales decreased, an increase in promotional pricing activity, an increase in the mix of sales of lower margin diamond merchandise, and higher inventory capitalization charges. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from discounts earned from suppliers, increased warranty sales and improved repair margin.

         On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement. The purchase has the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimated subsequent cost of sales as a result of this transaction would be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory. Approximately $200,000 of this increase in cost of sales is reflected in the three months ended October 31, 2002. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings.

         The Company's continued efforts to improve its expense structure resulted in a decrease in selling, general and administrative expenses of $0.3 million, or 1.0%, to $25.6 million in the third quarter of fiscal 2002 from $25.8 million in the third quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 41.3% in the third quarter of fiscal 2002 from 39.6% in the third quarter of fiscal 2001. The dollar decrease was related to lower other expenses ($0.9 million) and lower personnel expense ($0.2 million) which were partially offset by higher credit expense ($0.9 million) and higher advertising expense ($0.2 million). The decrease in other expenses resulted from, among other things, centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense decreased primarily due to efforts to reduce payroll hours and the control of labor rates partially offset by personnel expense associated with the opening of new stores.

         Interest expense decreased $0.7 million to $1.2 million in the third quarter of fiscal 2002 from $1.9 million in the third quarter of fiscal 2001, resulting from lower average borrowings and lower interest rates.

         Income taxes decreased $0.7 million resulting in a benefit of $2.9 million in the third quarter of fiscal 2002 compared to a benefit of $2.1 million in the third quarter of fiscal 2001, reflecting an effective annual tax rate of 35.8% and 37.8% in the third quarter of fiscal 2002 and 2001, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.

Results of Operations for the Nine Months Ended October 31, 2002

         Net sales for the nine months ended October 31, 2002 increased $4.2 million, or 2.0%, to $212.7 million from $208.4 million in the nine months ended October 31, 2001. Sales from new stores were $8.5 million. This increase was partially offset by a decrease in comparable store sales of $1.3 million, or 0.6%, in the first nine months of fiscal 2002 from the same period in fiscal 2001 and sales decreases of $3.0 million related to closed stores. The total number of merchandise units sold increased by approximately 5.3% in the first nine months of fiscal 2002 from the first nine months of fiscal 2001 and the average price per merchandise sale declined to $312 in fiscal 2002 from $323 in fiscal 2001. The weaker economy and reduced mall traffic had a negative impact on sales. Credit sales as a percentage of net sales increased slightly in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. The Company opened 16 new stores and closed five stores in the first nine months of fiscal 2002 increasing the number of stores open to 375 as of October 31, 2002 compared to 367 as of October 31, 2001.

         Gross profit for the first nine months of fiscal 2002 decreased $2.5 million, or 3.3%, to $73.1 million from $75.6 million compared to the same period in fiscal 2001. Gross profit as a percentage of sales decreased to 34.4% from 36.3% in the same period of fiscal 2001. The 190 basis point reduction in gross profit margin resulted from, among other things, an increase in selective and targeted promotional pricing activity, an increase in the mix of sales of lower margin diamond merchandise, and by store occupancy expense which increased at a rate higher than the increase in sales. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from discounts earned from suppliers, increased warranty sales and improved repair margin.

         The Company's continued efforts to improve the expense structure of its selling, general and administrative expenses resulted in a decrease of $2.8 million, or 3.5%, to $76.5 million for the first nine months of fiscal 2002 from $79.3 million in the first nine months of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 36.0% in the first nine months of fiscal 2002 from 38.0% in the first nine months of fiscal 2001. The dollar decrease was related to lower other expenses ($3.5 million), lower advertising expense ($ 0.4 million), and lower personnel expense ($0.2 million) which were partially offset by higher credit expense ($1.6 million). The decrease in other expenses resulted from, among other things, centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense decreased due to efforts to reduce payroll hours and the control of labor rates which was partially offset by the personnel expense associated with the opening of new stores. The reduction in store personnel expense contributed 40 basis points of the 200 basis point improvement in SG&A.

         Interest expense decreased $2.3 million to $3.3 million in the first nine months of fiscal 2002 from $5.6 million in the first nine months of fiscal 2001, resulting from lower average borrowings and lower interest rates.

         Income taxes increased $1.1 million resulting in a benefit of $2.4 million in the first nine months of fiscal 2002 compared to a benefit of $3.5 million in the prior period, reflecting an effective annual tax rate of 35.8% and 37.8%, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.


Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's Credit Agreement.

         The Company has an agreement with its bank whereby checks are honored when presented and the corresponding amount is automatically borrowed under the revolving loan facility.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of October 31, 2002, the maximum availability under the credit facility was $35.7 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

         On July 23, 2002, the Company announced that its Board of Directors had authorized it to repurchase up to $25.0 million of its Common Stock. Shares repurchased by the Company reduce the weighted average number of shares of Common Stock outstanding for basic and diluted earnings per share calculations. As of December 12, 2002, the Company had repurchased 605,600 shares of Common Stock under this Stock Repurchase Program at a total cost of approximately $6.5 million. The amount of shares purchased is restricted by the revolving loan facility agreement, which requires a certain borrowing base availability level prior to repurchasing shares.

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

         The Company's cash flow used in operating activities increased to $29.4 million in the nine months ended October 31, 2002 from $7.9 million in the nine months ended October 31, 2001. Lower losses from operations ($4.3 million) together with depreciation, amortization and loss on disposition of assets ($8.5 million), decreases in other current assets ($0.8 million), decreases in deferred income taxes ($0.7 million) and increases in accrued liabilities ($0.2 million) were offset by increases in merchandise inventories ($27.8 million), increases in prepaid income taxes ($3.5 million), decreases in taxes payable ($3.2 million), increases in accounts receivables ($0.4 million), decreases in customer deposits ($0.2 million), and decreases in accounts payable ($0.1 million). The increase in merchandise inventories relates to the receipt of goods for the holiday selling season, new store openings and discounted purchases of previously consigned vendor merchandise.

         In the first nine months of fiscal 2002, the primary sources of the Company's liquidity included a net increase of $63.1 million in the amount outstanding under the Company's revolver and proceeds from the exercise of options ($1.4 million). The Company's revolver loan balance was $98.4 million on October 31, 2002 versus $83.3 million on October 31, 2001. The Company utilized cash in the first nine months of fiscal 2002 to fund the purchase of 66,500 troy ounces of fine gold to extinguish all existing company gold consignment obligations ($20.5 million), the purchase of Company stock under the Stock Repurchase Program ($4.2 million), decreases in outstanding checks ($0.8 million) and capital expenditures of $6.9 million, which was primarily related to the opening of 16 new stores in the first nine months of fiscal 2002, and to repay a portion of the term loan ($3.8 million).

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         Expected Fiscal Year Maturity

         The following summarizes the Company's contractual obligations at October 31, 2002:

                                                          Due Fiscal      Due Fiscal            Due
                                               Total            2002       2003-2005     Thereafter
----------------------------------------------------------------------------------------------------
Long-term debt                              $  6,000          $1,500         $ 4,500            ---
Subordinated debt                                640             ---             640            ---
Operating leases                             191,003           1,969          81,590        107,444
----------------------------------------------------------------------------------------------------
Total contractual obligations               $197,643          $3,469         $86,730       $107,444
----------------------------------------------------------------------------------------------------


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

Item 4.  Controls and Procedures

        (a) Based on their evaluation within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, the chief executive officer and the chief financial officer of the Company have concluded that disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b) There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART  II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was named a defendant in a wage hour class action suit filed in California by two former store managers on August 5, 2002. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest, and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. During that four-year period the Company operated 19 to 49 stores in California. The Company is currently evaluating the complaint and intends to defend the case vigorously.

         The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.


Item 5 - Other Information

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) our ability to execute our business strategy and the related effects on comparable store sales and other results; (3) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (4) the high degree of fourth quarter seasonality of our business; (5) the extent and success of our marketing and promotional programs; (6) personnel costs and the extent to which we are able to retain and attract key personnel;
(7) the effects of competition; (8) the availability and cost of consumer credit; (9) relationships with suppliers; (10) our ability to maintain adequate information systems capacity and infrastructure; (11) our leverage and cost of funds and changes in interest rates that may increase such costs; (12) our ability to maintain adequate loss prevention measures;

(13) fluctuations in raw material prices, including diamond, gem and gold prices; (14) the extent and results of our E-commerce strategies and those of others; (15) regulation affecting the industry generally, including regulation of marketing practices; (16) the successful integration of acquired locations and assets into our existing operations; and (17) the risk factors identified from time to time in our filings with the Securities and Exchange Commission.


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

                                    WHITEHALL JEWELLERS, INC.
                                    (Registrant)


Date:  December 13, 2002            By:    /s/ Jon H. Browne
                                           --------------------------
                                           Jon H. Browne
                                           Executive Vice President;
                                           Chief Financial Officer and
                                           Treasurer
                                           (duly authorized officer and
                                           principal financial officer)

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


         I, Hugh M. Patinkin, Chief Executive Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002

                                            /s/Hugh M. Patinkin
                                            ------------------------------
                                            Name: Hugh M. Patinkin
                                            Title: Chief Executive Officer

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


         I, Jon H. Browne, Chief Financial Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002

                                               /s/Jon H. Browne
                                               ------------------------------
                                               Name: Jon H. Browne
                                               Title: Chief Financial Officer