Form 10-Q/A
period 2002-04-30
WHITEHALL JEWELLERS INC
filed 2003-03-24
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                               Amendment No. 1 to
(Mark One)

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

EXPLANATORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         As described in a press release issued by Whitehall Jewellers, Inc. (the "Company") on March 5, 2003 (which release was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2003), the Company is making certain intra-year adjustments to its reported results for the first three quarters of fiscal 2002.

         The adjustments relate to the timing of the recognition of certain allowances and discounts pertaining to annual vendor agreements as well as incentives associated with the advantageous purchase of consigned inventory. During the first three quarters of 2002 such incentives had been recorded by the Company as a direct reduction of cost of sales, rather than as a component of inventory cost.

         The filing of this amended Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

AMENDED ITEMS

         The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, as set forth herein:

         Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         The financial information of the Company is amended to read in its entirety as set forth herein and is incorporated herein by reference.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to read in its entirety as set forth herein and is incorporated herein by reference.

         Item 4.  Controls and Procedures

         The information set forth in "Item 4. Controls and Procedures" shall read in its entirety as set forth herein and is incorporated herein by reference.

         Part II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

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

                                                                                 Three months ended
                                                                                 ------------------
                                                                         April 30, 2002
                                                                           (Restated)        April 30, 2001
                                                                         --------------      --------------
Net sales                                                                   $ 74,588            $ 68,931

Cost of sales (including buying and occupancy expenses)
                                                                              47,376              43,317
                                                                            --------            --------

      Gross profit                                                            27,212              25,614

Selling, general and administrative expenses                                  25,627              26,482
                                                                            --------            --------

      Income(loss)from operations                                              1,585                (868)

Interest expense                                                               1,012               1,739
                                                                            --------            --------

      Income (loss) before income taxes                                          573              (2,607)

Income tax expense (benefit)                                                     204                (985)
                                                                            --------            --------

     Net income (loss)                                                      $    369            $ (1,622)
                                                                            ========            ========
Basic earnings per share:

     Net income (loss)                                                      $   0.03            $  (0.11)
                                                                            ========            ========

     Weighted average common shares and common share equivalents
                                                                              14,667              14,574
                                                                            ========            ========
Diluted earnings per share:

     Net income (loss)                                                      $   0.02            $  (0.11)
                                                                            ========            ========

     Weighted average common shares and common share equivalents
                                                                              15,382              14,574
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

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2002, January 31, 2002 and April 30, 2001
                  (unaudited, in thousands, except share data)

                                                             April 30, 2002
                                                                (Restated)     January 31, 2002     April 30, 2001
                                                             -----------------------------------------------------
        ASSETS
Current Assets:
     Cash                                                       $   2,131           $   2,741           $   4,025
     Accounts receivable, net                                       1,811               1,189               2,294
     Merchandise inventories                                      175,882             173,931             186,698
     Prepaid income taxes                                             438                 ---               1,674
     Other current assets                                             799                 973               1,302
     Deferred financing costs                                         511                 511                 498
     Deferred income taxes                                          2,370               2,704               2,817
                                                             -----------------------------------------------------
Total current assets                                              183,942             182,049             199,308
Property and equipment, net                                        64,097              63,914              64,716
Goodwill                                                            5,662               5,662               5,859
Deferred financing costs                                              595                 723               1,080
Deferred income tax                                                   ---                 ---                 527
                                                             -----------------------------------------------------
Total assets                                                    $ 254,296           $ 252,348           $ 271,490
                                                             =====================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolver loan                                              $  52,627           $  35,277           $  75,250
     Current portion of long-term debt                              5,500               5,250               4,500
     Accounts payable                                              50,251              56,695              51,390
     Customer deposits                                              4,077               3,963               4,531
     Accrued payroll                                                4,313               6,270               3,677
     Income taxes                                                     ---               3,226                 ---
     Other accrued expenses                                        14,254              18,171              19,004
                                                             -----------------------------------------------------
     Total current liabilities                                    131,022             128,852             158,352
     Term loan                                                      3,000               4,500               8,500
     Subordinated debt                                                640                 640                 640
     Deferred income taxes, net                                     1,901               2,012                 ---
     Other long-term liabilities                                    2,784               2,660               2,250
                                                             -----------------------------------------------------
Total liabilities                                                 139,347             138,664             169,742

Commitments and contingencies

     Stockholders' equity:
     Common stock                                                      17                  17                  17
     Class B common stock                                             ---                 ---                 ---
     Additional paid-in capital                                   104,653             103,767             103,541
     Accumulated earnings                                          39,239              38,870              27,167
                                                             -----------------------------------------------------
                                                                  143,909             142,654             130,725
         Less:
         Treasury stock, at cost
         (3,199,628, 3,200,209 and
         3,200,376 shares respectively)
                                                                  (28,960)            (28,970)            (28,977)
                                                             -----------------------------------------------------
         Total stockholders' equity, net                          114,949             113,684             101,748
                                                             -----------------------------------------------------
         Total liabilities and
         stockholders' equity
                                                                $ 254,296           $ 252,348           $ 271,490
                                                             =====================================================


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2002 and 2001
                            (unaudited, in thousands)

                                                                                        Three months ended
                                                                                        ------------------
                                                                               April 30, 2002
                                                                                 (Restated)        April 30, 2001
                                                                               ----------------------------------
Cash flows from operating activities:
   Net income(loss)                                                              $     369           $  (1,622)
   Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                     2,744               2,629
   Loss on disposition of assets                                                        15                  36
   Changes in assets and liabilities:
           Increase in accounts receivable, net                                       (622)               (888)
           Increase in merchandise inventories, net of gold consignment
                                                                                    (1,951)            (11,752)
           (Increase) decrease in other current assets                                 174                (614)
           Increase in prepaid taxes                                                  (215)             (1,674)
           (Decrease)increase in accounts payable                                   (7,216)             10,486
           Decrease in income taxes payable                                         (3,226)             (2,940)
           Increase in customer deposits                                               114                 317
           Decrease in accrued liabilities                                          (5,750)               (695)
                                                                                 -----------------------------
   Net cash used in operating activities                                           (15,564)             (6,717)
Cash flows from investing activities:
   Capital expenditures                                                             (2,814)             (5,127)
                                                                                 -----------------------------
   Net cash used in investing activities                                            (2,814)             (5,127)
Cash flows from financing activities:
   Borrowing on revolver loan                                                      168,318             243,693
   Repayment of revolver loan                                                     (150,968)           (215,663)
   Outstanding checks                                                                  772             (17,078)
   Repayment of term loan                                                           (1,250)             (1,000)
   Proceeds from gold consignment                                                      ---               3,107
   Financing costs                                                                     ---                (316)
   Proceeds from employee stock purchase plan                                           10                 ---
   Proceeds from exercise of stock options                                             886                 200
                                                                                 -----------------------------
   Net cash provided by financing activities                                        17,768              12,943
                                                                                 -----------------------------
Net change in cash and cash equivalents                                               (610)              1,099
Cash and cash equivalents at beginning of period                                     2,741               2,926
                                                                                 -----------------------------
Cash and cash equivalents at end of period                                       $   2,131           $   4,025
                                                                                 =============================


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

Merchandise Inventories

         Merchandise inventories are stated principally at the lower of weighted average cost or market. Cost is reduced to reflect certain allowances and discounts received from vendors. The Company also obtains merchandise from vendors under various consignment agreements. The consigned inventory and related commitments are not reflected in the Company's financial statements. At the time of sale of consigned merchandise to customers, the Company records the purchase liability and the related cost of such merchandise in cost of sales.


3.       Accounts Receivable, Net

         Accounts receivable are shown net of the allowance for doubtful accounts of $620,000, $ 673,000, and $1,570,000 as of April 30, 2002, January
31, 2002 and April 30, 2001, respectively.

4.       Inventory

         As of April 30, 2002, January 31, 2002 and April 30, 2001, merchandising inventories consisted of (in thousands):

                       April 30, 2002
                         (Restated)        January 31, 2002    April 30, 2001

Raw Materials             $  7,746            $  6,958            $  7,959
Finished Goods             168,136             166,973             178,739
                          --------            --------            --------
Inventory                 $175,882            $173,931            $186,698
                          ========            ========            ========

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $2,839,000, $3,003,000 and $3,851,000 as of April 30, 2002, January 31, 2002 and April 30,
2001, respectively. As of April 30, 2002, January 31, 2002 and April 30, 2001, consignment inventories held by the Company that are not included in the balance sheets total $80,967,000, $80,425,000, and $75,203,000, respectively.

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

                                                   Three months ended
                                           April 30, 2002
                                             (Restated)       April 30, 2001
                                           --------------    ----------------
                                          (in thousands, except share amounts)


Net income (loss)                              $  369           $ (1,622)

Weighted average shares for basic EPS          14,667              14,574

Incremental shares upon conversions:
Stock options                                     715                 ---

Weighted average shares for diluted EPS        15,382              14,574

      Stock options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2002 and 2001, were 362,845, and 2,892,086 respectively, due to their antidilutive effect on the calculations.


8.       Accounting of Business Combinations and Goodwill and Other Intangibles

         In July, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value of it's single reporting unit using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of it's reporting unit exceeded the carrying value and therefore, no impairment of goodwill needed to be recorded as of February 1, 2002. The carrying amount of goodwill as of April 30, 2002, January 31, 2002 and April 30, 2001 was $5,662,000, $5,662,000 and
$5,859,000, respectively. The table below shows income before income taxes, net income and earnings per share amounts for the quarters ended April 30, 2002 and April 30, 2001 adjusted to add back goodwill amortization and related tax effects for the first quarter 2001.

                                                            Three Months Ended
                                                              April 30, 2002       Three Months Ended
                                                                (Restated)            April 30, 2001
                                                            -----------------------------------------
                                                                    (in thousands, except per
                                                                          share amounts)
Reported net income (loss)                                        $   369               $  (1,622)
Add back: After tax impact of goodwill amortization                    --                      41
                                                                  -------               ---------
Adjusted net income (loss)                                        $   369               $  (1,581)
                                                                  =======               =========

BASIC EARNINGS PER SHARE:
    Reported net income (loss)                                    $  0.03               $   (0.11)
    Goodwill amortization                                              --                     .00
                                                                  -------               ---------
    Adjusted net income (loss)                                    $  0.03               $   (0.11)
                                                                  =======               =========

DILUTED EARNINGS PER SHARE:
    Reported net income (loss)                                    $  0.02               $   (0.11)
    Goodwill amortization                                              --                     .00
                                                                  -------               ---------
    Adjusted net income (loss)                                    $  0.02               $   (0.11)
                                                                  =======               =========


9. Reclassification

         Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.


10.      Restatement

         The accompanying interim financial statements for the quarter ended April 30, 2002 have been restated. The adjustments relate to the timing of the recognition of certain allowances and discounts pertaining to annual vendor agreements as well as incentives associated with the advantageous purchase of consigned inventory. During the first three quarters of 2002 such incentives had been recorded by the Company as a direct reduction of cost of sales rather than as a component of inventory cost. In addition, in order to correct a mathematical calculation relating to the statements of cash flows for the quarter ended April 30, 2002, a revision has been made to increase net cash provided by financing activities, with a corresponding increase in net cash used in operating activities. A summary of the impacts of these restatements is as follows (amounts in thousands, except earnings (loss) per share):

                                                       Three months ended
                                                         April 30, 2002
                                                   --------------------------
                                                   As Previously        As
                                                      Reported       Restated
                                                   -------------     --------
     Net sales                                        $ 74,588       $ 74,588
                                                      --------       --------
     Cost of sales                                      47,573         47,376
     Gross profit                                       27,015         27,212
     Selling, general and administrative expense        25,627         25,627
     Income from operations                              1,388          1,585
     Income tax expense                                    134            204
     Net income                                            242            369
     Basic EPS                                            0.02           0.03
     Diluted EPS                                          0.02           0.02
     Prepaid income tax                                    508            438
     Merchandise inventories                           176,203        175,882
     Total current assets                              184,333        183,942
     Total assets                                      254,687        254,296
     Accounts payable                                   50,769         50,251
     Total current liabilities                         131,540        131,022
     Total liabilities                                 139,865        139,347
     Accumulated earnings                               39,112         39,239
     Total stockholders' equity                        114,822        114,949
     Total liabilities and shareholders' equity        254,687        254,296
     (Decrease) increase in accounts payable            (3,209)        (7,216)
     Net cash used in operating activities             (12,075)       (15,564)
     Outstanding checks                                 (2,717)           772
     Net cash provided by financing activities          14,279         17,768

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 10 to the interim financial statements, the Company has restated certain amounts related to the 2002 period.

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

         Gross profit increased $1.6 million, or 6.2%, to $27.2 million from $25.6 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Gross profit as a percentage of sales decreased to 36.5% in the first quarter of fiscal 2002 compared to 37.2% in the first quarter of fiscal 2001. The 70 basis point reduction in gross profit margin primarily resulted from an increase in selective and targeted promotional activity. The resultant decrease in merchandise gross margin was partially offset by improvements in margin from increased warranty sales and improved repair margin.

         Selling, general and administrative expenses decreased $0.9 million, or 3.2%, to $25.6 million from $26.5 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Selling, general and administrative expense as a percent of sales was reduced to 34.4% versus 38.4% in first quarter 2001. The dollar decrease primarily related to lower other expense ($1.0 million), lower advertising expense ($ 0.2 million) which were partially offset by higher personnel expense ($0.2 million) and higher credit expense ($0.2 million). The decrease in other expenses resulted from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Payroll costs increased primarily due to the increased number of stores, but were offset by expense reductions to reduce payroll hours and control labor rates. Store personnel expense contributed 120 basis points of the 400 basis point improvement in SG&A.

         Interest expense decreased approximately $0.7 million to $1.0 million in the first quarter of fiscal 2002 from $1.7 million in the first quarter of fiscal 2001. The decrease resulted from lower average borrowings and lower interest rates.

         Income tax expense of $0.2 million in the first quarter of 2002 compared to an income tax benefit of $1.0 million in the first quarter of 2001, reflects an expected annual effective tax rate of 35.8% and 37.8%, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.

         Net income of $0.4 million in the first quarter of fiscal 2002, compared to a net loss of $1.6 million in the first quarter of fiscal 2001 resulted from the factors discussed immediately above. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The first quarter of fiscal 2001 net loss adjusted for FAS 142 goodwill amortization would have remained approximately $1.6 million.

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


         The Company's cash flow used in operating activities was $15.6 million in the first quarter of 2002 compared to $6.7 million used in operating activities in the first quarter of fiscal 2001. Increases in merchandise inventories ($2.0 million), decrease in accounts payable ($7.2 million), decreased income taxes payable ($3.2 million) and decreases in accrued liabilities ($5.8 million) were partially offset by income from operations ($0.4 million) and depreciation and amortization ($2.8 million). The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 2002 and the 13 completed new store openings in the first quarter of fiscal 2002. In the first quarter of 2002, the primary sources of the Company's liquidity included a net increase of $17.350 million in the amount outstanding under the Company's revolver and proceeds for the exercise of options ($0.9 million). The Company's revolver loan balance was $52.6 million on April 30, 2002 versus $75.3 million on April 30, 2001. The Company utilized cash in the first quarter of 2002 primarily to fund capital expenditures of $2.8 million, primarily related to the opening of 13 new stores in the first quarter of 2002 and to repay a portion of the term loan ($1.3 million).

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

         Internal Controls

         Since the beginning of the first quarter of fiscal 2002, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.


Item 4.  Controls and Procedures

     (a) Based on their evaluation within 90 days prior to the date of the filing of this amended quarterly report on Form 10-Q/A, the chief executive officer and the chief financial officer of the Company have concluded that disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WHITEHALL JEWELLERS, INC.
                                      (Registrant)


Date:  March 21, 2003             By: /s/ Jon H. Browne
                                      --------------------------
                                      Jon H. Browne
                                      Executive Vice President;
                                      Chief Financial and Administrative Officer
                                      and Treasurer
                                      (principal financial officer)

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Hugh M. Patinkin, Chief Executive Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q/A of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a ) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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


Date:  March 21, 2003

                                            /s/ Hugh M. Patinkin
                                            --------------------
                                            Name: Hugh M. Patinkin
                                            Title: Chief Executive Officer

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934


         I, Jon H. Browne, Chief Financial Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q/A of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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


Date:  March 21, 2003

                                             /s/ Jon H. Browne
                                             -----------------
                                             Name: Jon H. Browne
                                             Title: Chief Financial Officer