Form 10-Q/A
period 2002-07-31
WHITEHALL JEWELLERS INC
filed 2003-03-24
CIK 868984

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

         The adjustments relate to the timing of the recognition of certain allowances and discounts pertaining to annual vendor agreements as well as incentives associated with the advantageous purchase of consigned inventory. During the first three quarters of 2002 such incentives had been recorded by the Company as a direct reduction of cost of sales, rather than as a component of inventory cost. The adjustments also include a cost of sales effect related to the timing of recording inventory basis adjustments for the gold consignment arrangement which the Company ended during the third quarter. In addition, certain minor reclassifications have been made between cost of sales and SG&A.

         The filing of this amended Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

AMENDED ITEMS

         The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, as set forth herein:

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

         Part II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following additional exhibits, filed herewith:

         99.3 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.4 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2002 and 2001
              (unaudited)(in thousands, except for per share data)

                                                                Three months ended                      Six months ended
                                                        July 31, 2002         July 31,         July 31, 2002         July 31,
                                                          (Restated)           2001              (Restated)            2001
                                                        -------------        ---------         -------------        ---------
Net sales                                                 $  76,243          $  74,366           $ 150,831          $ 143,297

Cost of sales (including buying and occupancy
expenses)                                                    49,703             46,464              97,079             89,781
                                                          ---------          ---------           ---------          ---------
  Gross profit                                               26,540             27,902              53,752             53,516

Selling, general and administrative expenses                 25,251             26,980              50,878             53,462
                                                          ---------          ---------           ---------          ---------
  Income from operations                                      1,289                922               2,874                 54

Interest expense                                              1,111              1,956               2,123              3,695
                                                          ---------          ---------           ---------          ---------
  Income(loss)before income taxes                               178             (1,034)                751             (3,641)

Income tax (benefit) expense                                     64               (391)                268             (1,376)

                                                          ---------          ---------           ---------          ---------
  Net income (loss)                                       $     114          $    (643)          $     483          $  (2,265)
                                                          =========          =========           =========          =========
Basic earnings per share:

  Net income (loss)                                       $    0.01          $   (0.04)          $    0.03          $   (0.16)
                                                          =========          =========           =========          =========
  Weighted average common share and common share
  equivalents                                                14,807             14,582              14,719             14,578
                                                          =========          =========           =========          =========
Diluted earnings per share:

  Net income (loss)                                       $    0.01          $   (0.04)          $    0.03          $   (0.16)
                                                          =========          =========           =========          =========
  Weighted average common share and common share
  equivalents                                                15,594             14,582              15,476             14,578
                                                          =========          =========           =========          =========



    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                            (unaudited, in thousands)

                                                                July 31, 2002      January 31,           July 31,
                                                                 (Restated)           2002                 2001
                                                                 -----------------------------           ---------
               ASSETS
Current Assets:
      Cash                                                       $   2,128           $   2,741           $   2,916
      Accounts receivable, net                                       2,042               1,189               2,319
      Merchandise inventories                                      169,380             173,931             178,047
      Other current assets                                             511                 973                 912
      Prepaid income tax                                               300                 ---               1,947
      Deferred financing costs                                         510                 511                 498
      Deferred income taxes, net                                     2,461               2,704               2,955
                                                                 -----------------------------           ---------
           Total current assets                                    177,332             182,049             189,594
Property and equipment, net                                         62,941              63,914              66,332
Goodwill                                                             5,662               5,662               5,793
Deferred financing costs                                               468                 723                 956
Deferred income tax, net                                               ---                 ---                 732
                                                                 -----------------------------           ---------
           Total assets                                          $ 246,403           $ 252,348           $ 263,407
                                                                 =============================           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                              $  61,694           $  35,277           $  74,242
      Term loan, current                                             5,750               5,250               4,750
      Accounts payable                                              32,119              56,695              46,289
      Customer deposits                                              3,655               3,963               4,359
      Accrued payroll                                                4,989               6,270               4,661
      Income taxes                                                     ---               3,226                 ---
      Other accrued expenses                                        17,191              18,171              17,706
                                                                 -----------------------------           ---------
           Total current liabilities                               125,398             128,852             152,007

      Term loan                                                      1,500               4,500               7,250
      Subordinated debt                                                640                 640                 640
      Deferred income taxes, net                                     1,868               2,012                 ---
      Other long-term liabilities                                    2,907               2,660               2,404
                                                                 -----------------------------           ---------
           Total liabilities                                       132,313             138,664             162,301

Commitments and contingencies

Stockholders' equity:
      Common stock                                                      18                  17                  17
      Class B common stock                                             ---                 ---                 ---
      Additional paid-in capital                                   105,633             103,767             103,541
      Accumulated earnings                                          39,354              38,870              26,525
                                                                 -----------------------------           ---------
                                                                   145,005             142,654             130,083
                                                                 -----------------------------           ---------
      Less:

      Treasury stock, at cost (3,357,646, 3,200,209 and
      3,200,876 shares, respectively)                              (30,915)            (28,970)            (28,977)
                                                                 -----------------------------           ---------
           Total stockholders' equity, net                         114,090             113,684             101,106
                                                                 -----------------------------           ---------
           Total liabilities and stockholders' equity            $ 246,403           $ 252,348           $ 263,407
                                                                 =============================           =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2002 and 2001
                            (unaudited, in thousands)

                                                                                         Six months ended
                                                                                         ----------------
                                                                               July 31, 2002
                                                                                 (Restated)        July 31, 2001
                                                                               -------------       -------------
Cash flows from operating activities:
    Net income                                                                   $     483           $  (2,265)
    Adjustments to reconcile net income to net cash (used in) operating activities:
    Depreciation and amortization                                                    5,544               5,283
    Loss on disposition of assets                                                       24                  58

    Changes in assets and liabilities:
         (Increase)in accounts receivable, net                                        (853)               (913)
         Decrease(increase) in merchandise inventories, net of gold
         consignment                                                                 4,551              (3,102)
         (Increase)decrease in other current assets                                    462                (224)
         (Increase) in prepaid income tax                                             (300)             (1,947)
         Decrease(increase) in deferred income taxes                                    99                (343)
         (Decrease)increase in customer deposits                                      (308)                145
         (Decrease) in accounts payable                                            (20,866)               (766)
         (Decrease) in taxes payable                                                (3,226)             (2,940)
         (Decrease) increase in accrued liabilities                                 (3,508)               (855)
                                                                                 ---------           ---------
         Net cash (used in) operating activities                                   (17,898)             (7,869)
  Cash flows from investing activities:
         Capital expenditures                                                       (4,339)             (9,227)
                                                                                 ---------           ---------
         Net cash used in investing activities                                      (4,339)             (9,227)
Cash flows from financing activities:
    Borrowing on revolver loan                                                     439,385             533,118
    Repayment of revolver loan                                                    (412,968)           (506,096)
    Repayment of term loan                                                          (2,500)             (2,000)
    Proceeds from gold consignment                                                     ---               3,107
    Proceeds from exercise of stock options                                          1,407                 200
    Proceeds under employee stock purchase plan                                         10                 ---
    Financing costs                                                                    ---                (316)
    Decrease in outstanding checks, net                                             (3,710)            (10,927)
                                                                                 ---------           ---------
         Net cash provided by financing activities                                  21,624              17,086
                                                                                 ---------           ---------
         Net change in cash and cash equivalents                                      (613)                (10)
Cash and cash equivalents at beginning of period                                     2,741               2,926
                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                       $   2,128           $   2,916
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

         See Footnote 12 regarding subsequent events as of September 12, 2002.


3.       Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2002 was derived from the audited financial statements for the year ended January 31, 2002. The accompanying unaudited Balance Sheets as of July 31, 2002 and 2001, the Statements of Income for the three and six months ended July 31, 2002 and 2001 and the Statements of Cash Flows for the six months ended July 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2002. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.

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


5.       Inventory

         As of July 31, 2002, January 31, 2002 and July 31, 2001, merchandising inventories consisted of (in thousands):


                           July 31, 2002   January 31, 2002   July 31, 2001
                             (Restated)

Raw Materials               $     6,846       $     6,958         $  6,128
Finished Goods                  162,534           166,973          171,919
                            -----------       -----------       ----------
Inventory                   $   169,380       $   173,931       $  178,047
                            ===========       ===========       ==========

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

                                             Three months ended               Six Months Ended
                                          July 31,                         July 31,
                                            2002         July 31,            2002         July 31,
                                         (Restated)        2001           (Restated)        2001
                                         ----------      --------         ----------      --------
                                                   (in thousands, except per share amounts)
Net income (loss)for                       $  114         $  (643)         $   483        $(2,265)
basic and diluted EPS

Weighted average                           14,807          14,582           14,719         14,578
shares for basic EPS

Incremental shares upon
conversions:
Stock options                                 787             ---              757            ---

Weighted average                           15,594          14,582           15,476         14,578
shares for diluted EPS

Stock options
excluded from the
calculation of
diluted earnings per
share [due to their
antidilutive effect
on the calculations]                          356           2,895              354          2,895


9.       Accounting of Business Combinations and Goodwill and Other Intangibles

         In July, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value of its single reporting unit using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting unit exceeded the carrying value and, therefore, no impairment of goodwill needed to be recorded as of February 1, 2002. The carrying amount of goodwill as of July 31, 2002, January 31, 2002 and July 31, 2001 was $5,662,000, $5,662,000 and
$5,793,000, respectively. The table below shows income before income taxes, net income and earnings per share amounts for the three months and six months ended July 31, 2002 and July 31, 2001 adjusted to add back goodwill amortization and related tax effects for the three months and six months ended July 31, 2001.


                                                    Three months ended                Six months ended
                                               July 31,                          July 31,
                                                 2002           July 31,           2002           July 31,
                                              (Restated)          2001          (Restated)          2001
                                              ----------        -------         ----------        ---------
                                                       (in thousands, except per share amounts)
                                                -----------------------------------------------------------
Reported net (loss) income                      $  114          $  (643)          $  483          $  (2,265)
Add back: After tax impact of goodwill
amortization                                       ---               41              ---                 82
                                                ------          -------           ------          ---------

Adjusted net income (loss)                      $  114          $  (602)          $  483          $  (2,183)
                                                ======          =======           ======          =========

BASIC EARNINGS PER SHARE:
   Reported net income (loss)                   $ 0.01          $ (0.04)          $ 0.03          $   (0.16)
   Goodwill amortization                           ---              ---              ---                .01
                                                ------          -------           ------          ---------
   Adjusted net income (loss)                   $ 0.01          $ (0.04)          $ 0.03          $   (0.15)
                                                ======          =======           ======          =========

DILUTED EARNINGS PER SHARE:
   Reported net income (loss)                   $ 0.01          $ (0.04)          $ 0.03          $   (0.16)
   Goodwill amortization                           ---              ---              ---                .01
                                                ------          -------           ------          ---------
   Adjusted net income (loss)                   $ 0.01          $ (0.04)          $ 0.03          $   (0.15)
                                                ======          =======           ======          =========

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


13.      Restatement

         The accompanying interim financial statements for the three and six months ended July 31, 2002 have been restated. The adjustments relate to the timing of the recognition of certain allowances and discounts pertaining to annual vendor agreements as well as incentives associated with the advantageous purchase of consigned inventory. During the first three quarters of 2002 such incentives had been recorded by the Company as a direct reduction of cost of sales rather than as a component of inventory cost. The adjustments also include a cost of sales effect related to the timing of recording inventory basis adjustments for the gold consignment arrangement which the Company ended during the third quarter. In addition, certain minor reclassifications have been made between cost of sales and SG&A. A summary of the significant impacts of the restatement is as follows (amounts in thousands, except earnings (loss) per share):

                                                       Three months ended                   Six months ended
                                                          July 31, 2002                       July 31, 2002
                                                 -----------------------------------------------------------------
                                                 As Previously           As           As Previously          As
                                                    Reported          Restated          Reported          Restated
                                                    --------------------------          --------------------------
Net sales                                           $ 76,243          $ 76,243          $150,831          $150,831
                                                    --------          --------          --------          --------
Cost of sales                                         48,921            49,703            96,494            97,079
Gross profit                                          27,322            26,540            54,337            53,752
Selling, general and administrative expense           25,322            25,251            50,949            50,878
Income from operations                                 2,000             1,289             3,388             2,874
Income tax expense                                       318                64               452               268
Net income                                               571               114               813               483
Basic EPS                                               0.04              0.01              0.06              0.03
Diluted EPS                                             0.04              0.01              0.05              0.03
Prepaid income tax                                       116               300               116               300
Merchandise inventories                              170,637           169,380           170,637           169,380
Total current assets                                 178,405           177,332           178,405           177,332
Total assets                                         247,476           246,403           247,476           246,403
Accounts payable                                      32,862            32,119            32,862            32,119
Total current liabilities                            126,141           125,398           126,141           125,398
Total liabilities                                    133,056           132,313           133,056           132,313
Accumulated earnings                                  39,684            39,354            39,684            39,354
Total stockholders' equity                           114,420           114,090           114,420           114,090
Total liabilities and stockholders' equity           247,476           246,403           247,476           246,403

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 13 to the interim financial statements, the Company has restated certain amounts related to the 2002 period.

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

         Gross profit for the second quarter of fiscal 2002 decreased $1.4 million, or 4.9%, to $26.5 million from $27.9 million in the same period in fiscal 2001. Gross profit as a percentage of net sales decreased to 34.8% in the second quarter of fiscal 2002 from 37.5% in the second quarter of fiscal 2001. The reduction in gross profit margin of 270 basis points primarily resulted from an increase in selective and targeted promotional pricing activity, along with an increase in the mix of sales of lower margin diamond merchandise. Gross profit rate was also negatively impacted by store occupancy expense which increased at a rate higher than the increase in sales. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from increased warranty sales and improved repair margin.

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

         The Company's continued efforts to improve its expense structure resulted in a decrease in selling, general and administrative expenses of $1.7 million, or 6.4%, to $25.3 million in the second quarter of fiscal 2002 from $27.0 million in the second quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 33.1% in the second quarter of fiscal 2002 from 36.3% in the second quarter of fiscal 2001. The dollar decrease was primarily related to lower other expense ($1.6 million), lower advertising expense ($0.4 million) and lower personnel expense ($0.2 million) which were partially offset by higher credit expense ($0.5 million). The decrease in other expenses resulted from centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense decreased primarily due to efforts to reduce payroll hours and the control of labor rates partially offset by personnel associated with the opening of new stores. The reduction in store personnel expense contributed 60 basis points of the 310 basis point improvement in SG&A.

         Interest expense decreased $0.8 million to $1.1 million in the second quarter of fiscal 2002 from $2.0 million in the second quarter of fiscal 2001, resulting from lower average borrowings and lower interest rates.

         Income taxes increased $0.5 million resulting in an expense of $0.1 million in the second quarter of fiscal 2002 compared to a benefit of $0.4 million in the second quarter of fiscal 2001, reflecting an effective annual tax rate of 35.8% and 37.8% in the second quarter of fiscal 2002 and 2001, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.

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

         Gross profit for the first six months of fiscal 2002 increased $0.2 million, or 0.4%, to $53.8 million from $53.5 million compared to the same period in fiscal 2001. Gross profit as a percentage of sales decreased to 35.6% from 37.3% in the same period of fiscal 2001. The 170 basis point reduction in gross profit margin primarily resulted from an increase in selective and targeted promotional pricing activity along with an increase in the mix of sales of lower margin diamond merchandise. Gross profit rate was also negatively impacted by store occupancy expense which increased at a rate higher than the increase in sales. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from increased warranty sales and improved repair margin.

         The Company's continued efforts to improve the expense structure of its selling, general and administrative expenses resulted in a decrease of $2.6 million, or 4.8%, to $50.9 million for the first six months of fiscal 2002 from $53.5 million in the first six months of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 33.7% in the first half of fiscal 2002 from 37.3% in the first half of fiscal 2001. The dollar decrease was primarily related to lower other expense ($2.6 million), and lower advertising expense ($ 0.6 million) which were partially offset by higher personnel expense ($0.1 million) and by higher credit expense ($0.7 million). The decrease in other expenses resulted from centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense increased primarily due to the personnel expense associated with the opening of new stores which was partially offset by efforts to reduce payroll hours and the control of labor rates. The reduction in store personnel expense contributed 80 basis points of the 350 basis point improvement in SG&A.

         Interest expense decreased $1.6 million to $2.1 million in the first six months of fiscal 2002 from $3.7 million in the first six months of fiscal 2001, resulting from lower average borrowings and lower interest rates.

         Income taxes increased $1.6 million resulting in an expense of $0.3 million in the first half of fiscal 2002 compared to a benefit of $1.4 million in the prior period, reflecting an effective annual tax rate of 35.8% and 37.8%, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.


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

         On August 22, 2002, the Company purchased 66,500 troy ounces of fine gold in the open market at a price of $307.56 per ounce totaling $20.5 million. The Company delivered gold to its banks and extinguished all existing company gold consignment obligations to the banks under the Credit Agreement. The Company borrowed $20.5 million under the revolving loan portion of its Credit Agreement to fund this purchase of gold. The total amount available to borrow under the Company's Credit Agreement is unchanged by the transaction on August 22, 2002.

         The Company's cash flow used in operating activities increased to $17.9 million in the six months ended July 31, 2002 from $7.9 million in the six months ended July 31, 2001. Higher income from operations together with depreciation and amortization ($5.5 million), decreases in merchandise inventories ($4.6 million) and decreases in other current assets ($0.5 million) were offset by decreases in accounts payable ($20.9 million), decreases in tax payable ($3.2 million) and decreases in accrued liabilities ($3.5 million). The decrease in merchandise inventories was primarily related to the planned reduction of average store inventory and the closing of 5 stores, offset by inventory purchases for the 15 new stores which were opened in the first six months of fiscal 2002.

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

                                             WHITEHALL JEWELLERS, INC.
                                             (Registrant)


Date:  March 21, 2003                   By:  /s/ Jon H. Browne
                                             --------------------------
                                             Jon H. Browne
                                             Executive Vice President;
                                             Chief Financial Officer and
                                             Administrative and Treasurer
                                             (duly authorized officer and
                                             principal financial officer)

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

Date:  March 21, 2003

                                               /s/Hugh M. Patinkin
                                               -------------------
                                               Name: Hugh M. Patinkin
                                               Title: Chief Executive Officer

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


Date:  March 21, 2003

                                            /s/Jon H. Browne
                                            ----------------
                                            Name: Jon H. Browne
                                            Title: Chief Financial Officer