Form 10-Q/A
period 2002-10-31
WHITEHALL JEWELLERS INC
filed 2003-03-24
CIK 868984

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

AMENDED ITEMS

         The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2002, as set forth herein:

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

                                                      Three months ended            Nine months ended
                                                  October 31,    October 31,    October 31,    October 31,
                                                     2002           2001           2002           2001
                                                  (Restated)                    (Restated)
                                                  -----------    -----------    ------------   ------------
Net sales                                         $  61,831      $  65,136      $ 212,662      $ 208,433

Cost of sales (including buying and occupancy        42,959         43,029        140,038        132,810
expenses)                                         -----------    -----------    ------------   ------------
Gross profit                                         18,872         22,107         72,624         75,623

Selling, general and administrative expenses         25,553         25,821         76,431         79,283
                                                  -----------    -----------    ------------   ------------
    Loss from operations                             (6,681)        (3,714)        (3,807)        (3,660)


Interest expense                                      1,168          1,900          3,291          5,595
                                                  -----------    -----------    ------------   ------------
    Loss before income taxes                         (7,849)        (5,614)        (7,098)        (9,255)

Income tax benefit                                   (2,810)        (2,122)        (2,542)        (3,498)
                                                  -----------    -----------    ------------   ------------

    Net loss                                      $  (5,039)     $  (3,492)     $  (4,556)     $  (5,757)
                                                  ===========    ============   =============  ============


Basic earnings per share:

Net loss                                          $   (0.35)     $   (0.24)     $   (0.31)     $   (0.39)
                                                  ===========    ============   =============  ============
Weighted average common share and common
share equivalents                                    14,475         14,588         14,637         14,581
                                                  ===========    ============   =============  ============

Diluted earnings per share:

Net loss                                          $   (0.35)     $   (0.24)     $   (0.31)     $   (0.39)
                                                  ===========    ============   =============  ============
Weighted average common share and common
share equivalents                                    14,475         14,588         14,637         14,581
                                                  ===========    ============   =============  ============

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                       As of October 31, 2002, January 31,
                            2002 and October 31, 2001
                            (unaudited, in thousands)

                                                                 October 31, 2002          January 31,         October 31,
                                                                    (Restated)                 2002               2001
                                                                 ------------------    ------------------    ----------------
               ASSETS
Current Assets:
      Cash                                                               $ 1,917                $ 2,741             $ 2,811
      Accounts receivable, net                                             1,596                  1,189               1,044
      Merchandise inventories                                            220,342                173,931             183,209
      Other current assets                                                   188                    973                 419
      Prepaid income tax                                                   3,690                    ---               4,776
      Deferred financing costs                                               510                    511                 498
      Deferred income taxes, net                                           2,223                  2,704               3,556
                                                                -----------------    -------------------   -----------------
           Total current assets                                          230,466                182,049             196,313
Property and equipment, net                                               62,686                 63,914              65,008
Goodwill                                                                   5,662                  5,662               5,728
Deferred financing costs                                                     341                    723                 831
                                                                 -----------------    -------------------    ----------------
           Total assets                                                 $299,155              $ 252,348            $267,880
                                                                =================    ===================   =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                                     $ 98,404               $ 35,277            $ 83,343
      Term loan, current                                                   6,000                  5,250               5,000
      Accounts payable                                                    54,410                 56,695              44,305
      Customer deposits                                                    3,789                  3,963               4,465
      Accrued payroll                                                      4,099                  6,270               4,277
      Income taxes                                                          ----                  3,226                 ---
      Other accrued expenses                                              20,220                 18,171              19,091
                                                                -----------------    -------------------   -----------------
           Total current liabilities                                     186,922                128,852             160,481

      Term loan                                                              ---                  4,500               6,000
      Subordinated debt                                                      640                    640                 640
      Deferred income taxes, net                                           2,191                  2,012                 565
      Other long-term liabilities                                          3,018                  2,660               2,535
                                                                -----------------    -------------------   -----------------
           Total liabilities                                             192,771                138,664             170,221

Commitments and contingencies

Stockholders' equity:
      Common stock                                                            18                     17                  17
      Class B common stock                                                   ---                    ---                 ---
      Additional paid-in capital                                         105,635                103,767             103,586
      Accumulated earnings                                                34,314                 38,870              23,033
                                                                -----------------    -------------------   -----------------
                                                                         139,967                142,654             126,636
                                                                -----------------    -------------------   -----------------
      Less:

      Treasury stock, at cost (3,629,148, 3,200,209 and
      3,200,876 shares, respectively)                                    (33,583)              (28,970)            (28,977)
                                                                -----------------    -------------------   -----------------
           Total stockholders' equity, net                               106,384                113,684              97,659
                                                                -----------------    -------------------   -----------------
           Total liabilities and stockholders' equity                   $299,155              $ 252,348            $267,880
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

                           Whitehall Jewellers, Inc.
                            Statements of Cash Flows
              for the nine months ended October 31, 2002 and 2001
                           (unaudited, in thousands)

                                                                                                        Nine months ended
                                                                                                        -----------------
                                                                                                 October
                                                                                                 31, 2002              October
                                                                                                (Restated)            31, 2001
                                                                                               ------------          -----------
Cash flows from operating activities:
    Net income                                                                                 $     (4,556)         $    (5,757)
    Adjustments to reconcile net income to net cash (used in) operating activities:
    Depreciation and amortization                                                                     8,342                7,966
    Loss on disposition of assets                                                                       120                  894
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable, net                                                (407)                 362
        (Increase) in merchandise inventories, net of gold consignment                              (25,958)              (4,944)
        Decrease in other current assets                                                                785                  269
        (Increase) in prepaid income tax                                                             (3,690)              (4,776)
        Decrease in deferred income taxes                                                               660                  353
        (Decrease)increase in customer deposits                                                        (174)                 251
        (Decrease)increase in accounts payable                                                       (1,524)                 145
        (Decrease) in taxes payable                                                                  (3,226)              (2,940)
        Increase in accrued liabilities                                                                 236                  277
                                                                                               ------------          -----------
        Net cash (used in) operating activities                                                     (29,392)              (7,900)
  Cash flows from investing activities:
         Capital expenditures                                                                        (6,851)             (11,233)
                                                                                               ------------          -----------
         Net cash used in investing activities                                                       (6,851)             (11,233)
Cash flows from financing activities:
        Borrowing on revolver loan                                                                  696,648              781,545
        Repayment of revolver loan                                                                 (633,521)            (745,422)
        Repayment of term loan                                                                       (3,750)              (3,000)
        Proceeds from gold consignment                                                                  ---                3,107
        Purchase of consigned gold                                                                  (20,453)              (3,319)
        Purchase of treasury stock                                                                   (4,194)                 ---
        Proceeds from exercise of stock options                                                       1,410                  245
        Proceeds under employee stock purchase plan                                                      40                  ---
        Financing costs                                                                                 ---                 (316)
        Decrease in outstanding checks, net                                                            (761)             (13,822)
                                                                                               ------------          -----------
                 Net cash provided by financing activities                                           35,419               19,018
                                                                                               ------------          -----------
Net change in cash and cash equivalents                                                                (824)                (115)
Cash and cash equivalents at beginning of period                                                      2,741                2,926
                                                                                               ------------          -----------
Cash and cash equivalents at end of period                                                     $      1,917          $     2,811
                                                                                               ============          ===========


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


3. Summary of Significant Accounting Policies

         Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2002 was derived from the audited financial statements for the year ended January 31, 2002. The accompanying unaudited Balance Sheets as of October 31, 2002 and 2001, the Statements of Income for the three and nine months ended October 31, 2002 and 2001 and the Statements of Cash Flows for the nine months ended October 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report for the fiscal year ended January 31, 2002. References in the Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.

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


5. Inventory

         As of October 31, 2002, January 31, 2002 and October 31, 2001, merchandising inventories consisted of (in thousands):


                        October 31, 2002   January 31, 2002   October 31, 2001
                           (Restated)

Raw Materials              $    7,483         $     6,958        $    8,456
Finished Goods                212,859             166,973           174,753
                           ----------         -----------        ----------
Inventory                  $  220,342         $   173,931        $  183,209
                           ==========         ===========        ==========

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

                                                              Three months ended                        Nine months Ended
                                                      October                                     October
                                                     31,  2002               October             31,  2002             October
                                                     (Restated)             31,  2001            (Restated)           31, 2001
                                                     ----------             ---------            ----------           ---------
                                                                       (in thousands, except per share amounts)

Net loss for basic and diluted EPS                    $ (5,039)              $ (3,492)            $ (4,556)           $ (5,757)

Weighted average shares for basic EPS                   14,475                 14,588               14,637              14,581

Incremental shares upon conversions:
Stock options                                              ---                    ---                  ---                 ---

Weighted average shares for diluted EPS                 14,475                 14,588               14,637              14,581

Stock options excluded from the calculation
of diluted earnings per share [due to their
antidilutive effect on the calculations]                 2,818                  2,829                2,853               2,815

9. Accounting of Business Combinations and Goodwill and Other Intangibles

         In July, 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value of its single reporting unit using both a discounted cash flow analysis and market multiple approach and has determined that the fair value of its reporting unit exceeded the carrying value and, therefore, no impairment of goodwill needed to be recorded as of February 1, 2002. The carrying amount of goodwill as of October 31, 2002, January 31, 2002 and October 31, 2001 was $5,662,000, $5,662,000 and
$5,728,000, respectively. The table below shows income before income taxes, net income and earnings per share amounts for the three months and nine months ended October 31, 2002 and October 31, 2001 adjusted to add back goodwill amortization and related tax effects for the three months and nine months ended October 31, 2001.

                                               Three months ended           Nine months ended
                                            October                      October
                                            31, 2002      October        31, 2002       October
                                           (Restated)     31, 2001      (Restated)     31, 2001
                                           ======================================================
                                                   (in thousands, except per share amounts)
Reported net loss                          $  (5,039)     $  (3,492)     $  (4,556)     $  (5,757)
Add back: After tax impact of goodwill
amortization                                     ---             41            ---            123
                                           ---------      ---------      ---------      ---------

Adjusted net loss                          $  (5,039)     $  (3,451)     $  (4,556)     $  (5,634)
                                           =========      =========      =========      =========

BASIC EARNINGS PER SHARE:
Reported net  loss
                                           $   (0.35)     $   (0.24)     $   (0.31)     $   (0.39)
Goodwill amortization                            ---            ---            ---           0.01
                                           ---------      ---------      ---------      ---------

Adjusted net loss                          $   (0.35)     $   (0.24)     $   (0.31)     $   (0.38)
                                           =========      =========      =========      =========


DILUTED EARNINGS PER SHARE:
Reported net loss
                                           $   (0.35)     $   (0.24)     $   (0.31)     $   (0.39)
Goodwill amortization                            ---            ---            ---           0.01
                                           ---------      ---------      ---------      ---------

Adjusted net loss                          $   (0.35)     $   (0.24)     $   (0.31)     $   (0.38)
                                           =========      =========      =========      =========

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

13. Restatement

         The accompanying interim financial statements for the three and nine months ended October 31, 2002 have been restated. The adjustments relate to the timing of the recognition of certain allowances and discounts pertaining to annual vendor agreements as well as incentives associated with the advantageous purchase of consigned inventory. During the first three quarters of 2002 such incentives had been recorded by the Company as a direct reduction of cost of sales rather than as a component of inventory cost. The adjustments also include a cost of sales effect related to the timing of recording inventory basis adjustments for the gold consignment arrangement which the Company ended during the third quarter. In addition, certain minor reclassifications have been made between cost of sales and SG&A. A summary of the significant impacts of the restatement is as follows (amounts in thousands, except earnings (loss) per share):

                                                       Three months ended                   Nine months ended
                                                        October 31, 2002                     October 31, 2002
                                           --------------------------------------------------------------------------
                                                As Previously           As           As Previously            As
                                                   Reported          Restated           Reported           Restated
                                           ------------------ -----------------   ----------------- -----------------
Net sales                                           $ 61,831          $ 61,831            $212,662          $212,662
                                           ------------------ -----------------   ----------------- -----------------
Cost of sales                                         43,071            42,959             139,565           140,038
Gross profit                                          18,760            18,872              73,097            72,624
Selling, general and administrative expense           25,553            25,553              76,502            76,431
(Loss) from operations                               (6,793)           (6,681)             (3,405)           (3,807)
Income tax benefit                                   (2,850)           (2,810)             (2,398)           (2,542)
Net (loss)                                           (5,111)           (5,039)             (4,298)           (4,556)
Basic EPS                                             (0.35)            (0.35)              (0.29)            (0.31)
Diluted EPS                                           (0.35)            (0.35)              (0.29)            (0.31)
Prepaid income tax                                     3,546             3,690               3,546             3,690
Merchandise inventories                              222,171           220,342             222,171           220,342
Total current assets                                 232,151           230,466             232,151           230,466
Total assets                                         300,840           299,155             300,840           299,155
Accounts payable                                      55,837            54,410              55,837            54,410
Total current liabilities                            188,349           186,922             188,349           186,922
Total liabilities                                    194,198           192,771             194,198           192,771
Accumulated earnings                                  34,572            34,314              34,572            34,314
Total stockholders' equity                           106,642           106,384             106,642           106,384
Total liabilities and stockholders' equity           300,840           299,155             300,840           299,155

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

         Gross profit for the third quarter of fiscal 2002 decreased $3.2 million, or 14.6%, to $18.9 million from $22.1 million in the same period in fiscal 2001. Gross profit as a percentage of net sales decreased to 30.5% in the third quarter of fiscal 2002 from 33.9% in the third quarter of fiscal 2001. The reduction in gross profit margin of 340 basis points resulted from, among other things, store occupancy expenses which increased while sales decreased, an increase in promotional pricing activity, an increase in the mix of sales of lower margin diamond merchandise, and higher inventory capitalization charges. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from increased warranty sales and improved repair margin.

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

         Income taxes decreased $0.7 million resulting in a benefit of $2.8 million in the third quarter of fiscal 2002 compared to a benefit of $2.1 million in the third quarter of fiscal 2001, reflecting an effective annual tax rate of 35.8% and 37.8% in the third quarter of fiscal 2002 and 2001, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.

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

         Gross profit for the first nine months of fiscal 2002 decreased $3.0 million, or 4.0%, to $72.6 million from $75.6 million compared to the same period in fiscal 2001. Gross profit as a percentage of sales decreased to 34.1% from 36.3% in the same period of fiscal 2001. The 220 basis point reduction in gross profit margin resulted from, among other things, an increase in selective and targeted promotional pricing activity, an increase in the mix of sales of lower margin diamond merchandise, and by store occupancy expense which increased at a rate higher than the increase in sales. The resulting decrease in merchandise gross margin was partially offset by improvements in margin from increased warranty sales and improved repair margin.

         The Company's continued efforts to improve the expense structure of its selling, general and administrative expenses resulted in a decrease of $2.9 million, or 3.6%, to $76.4 million for the first nine months of fiscal 2002 from $79.3 million in the first nine months of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 35.9% in the first nine months of fiscal 2002 from 38.0% in the first nine months of fiscal 2001. The dollar decrease was related to lower other expenses ($3.5 million), lower advertising expense ($ 0.4 million), and lower personnel expense ($0.2 million) which were partially offset by higher credit expense ($1.6 million). The decrease in other expenses resulted from, among other things, centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for those items. Personnel expense decreased due to efforts to reduce payroll hours and the control of labor rates which was partially offset by the personnel expense associated with the opening of new stores. The reduction in store personnel expense contributed 40 basis points of the 200 basis point improvement in SG&A.

         Interest expense decreased $2.3 million to $3.3 million in the first nine months of fiscal 2002 from $5.6 million in the first nine months of fiscal 2001, resulting from lower average borrowings and lower interest rates.

         Income taxes increased $1.0 million resulting in a benefit of $2.5 million in the first nine months of fiscal 2002 compared to a benefit of $3.5 million in the prior period, reflecting an effective annual tax rate of 35.8% and 37.8%, respectively. The Company's annual effective tax rate was 34.8% for fiscal 2001.


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

         The Company's cash flow used in operating activities increased to $29.4 million in the nine months ended October 31, 2002 from $7.9 million in the nine months ended October 31, 2001. Lower losses from operations ($4.6 million) together with depreciation, amortization and loss on disposition of assets ($8.5 million), decreases in other current assets ($0.8 million), decreases in deferred income taxes ($0.7 million) and increases in accrued liabilities ($0.2 million) were offset by increases in merchandise inventories ($26.0 million), increases in prepaid income taxes ($3.7 million), decreases in taxes payable ($3.2 million), increases in accounts receivables ($0.4 million), decreases in customer deposits ($0.2 million), and decreases in accounts payable ($1.5 million). The increase in merchandise inventories relates to the purchase of $20.5 million of gold in connection with the extinguishment of its gold consignment obligations, the receipt of goods for the holiday selling season, new store openings and discounted purchases of previously consigned vendor merchandise.

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

                                           WHITEHALL JEWELLERS, INC.
                                           (Registrant)


Date:  March 21, 2003               By:     /s/ Jon H. Browne
                                            --------------------------
                                            Jon H. Browne
                                            Executive Vice President;
                                            Chief Financial and Administrative
                                            Officer and Treasurer
                                            (duly authorized officer and
                                            principal financial officer)

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


Date:  March 21, 2003

                                                /s/ Hugh M. Patinkin
                                                --------------------------------
                                                Name: Hugh M. Patinkin
                                                Title: Chief Executive Officer

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


Date:  March 21, 2003

                                            /s/Jon H. Browne
                                            -------------------------------
                                            Name: Jon H. Browne
                                            Title: Chief Financial Officer