Form 10-K
period 2003-01-31
WHITEHALL JEWELLERS INC
filed 2003-05-01
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended January 31, 2003

                                       OR

          [ ] TRANSITION report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from _________ to ___________

                         Commission file number 0-028176

                            WHITEHALL JEWELLERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                    36-1433610
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

   155 N. WACKER DR., STE. 500, CHICAGO, IL                 60606
   (Address of Principal Executive Offices)               (Zip Code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2002 was $161,611,326 based on the closing price of $10.92 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         Number of shares of Common Stock outstanding as of April 25, 2003:
         14,203,227
         Number of shares of Class B Common Stock outstanding as of April 25, 2003: 142

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II -- Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 2003 (the "2002 Annual Report"), as indicated herein.

Part III -- Portions of the registrant's definitive proxy statement to be distributed in conjunction with registrant's annual stockholders' meeting to be held in 2003 (the "Proxy Statement"), as indicated herein.

                                     PART I

As used herein, references to the "Company," "Whitehall Jewellers," "we," "us," and "our" refer to Whitehall Jewellers, Inc. This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) our ability to execute our business strategy and the related effects on comparable store sales and other results; (3) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (4) the high degree of fourth quarter seasonality of our business; (5) the extent and success of our marketing and promotional programs; (6) personnel costs and the extent to which we are able to retain and attract key personnel; (7) the effects of competition; (8) the availability and cost of consumer credit; (9) relationships with suppliers; (10) our ability to maintain adequate information systems capacity and infrastructure; (11) our leverage and cost of funds and changes in interest rates that may increase such costs; (12) our ability to maintain adequate loss prevention measures; (13) fluctuations in raw material prices, including diamond, gem and gold prices; (14) the extent and results of our E-commerce strategies and those of others; (15) regulation affecting the industry generally, including regulation of marketing practices; (16) the successful integration of acquired locations and assets into our existing operations; and (17) the risk factors identified from time to time in our filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

THE COMPANY

         Founded in 1895, we are a leading national specialty retailer of fine jewelry (based on number of stores) offering an in-depth selection in the following key categories: diamond, gold, precious and semi-precious jewelry. Our target customers are middle to upper-middle income women over 25 years old. As of April 30, 2003, we operated 385 mall-based stores in 38 states under the established brand names of Whitehall Co. Jewellers (322 stores), Lundstrom Jewelers (61 stores) and Marks Bros. Jewelers (2 stores).

OPERATING STRATEGIES

         The principal elements of our operating strategy are as follows:

         Small, Flexible Store Format. We believe that we have a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls principally due to:

     o our ability to adapt our average store size of approximately 870 square feet to various sizes and configurations; and

     o our high average sales per square foot (approximately $1,068 for the 12 months ended January 31, 2003).

         Our stores are located in high visibility mall locations and provide our customers with a comfortable and inviting shopping environment. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for us. Furthermore, the stores' small flexible format (which lowers our fixed occupancy costs) and high productivity are desirable to mall owners.

         In addition, we have followed a disciplined and systematic approach when evaluating new store opportunities. We select locations for our stores based on an evaluation of individual site economics and market conditions. Because of our flexible store format and our reputation among mall developers as a strong tenant, we have historically received more offers for attractive new store sites than we can accept. We are, and have been, opportunistic in acquiring other retail formats in a single store or multiple store acquisitions. We believe that real estate is a key to our business, and site selection is a core competency of our management team.

         Attractive Store Operating Model. Our store model has proven to be attractive across brands, mall locations and in both new and existing markets. Historically, new stores on average generate store-level operating cash flow (defined as income from operations plus depreciation and amortization) in their first full 12 months of operations.

         Consistent Brand Imaging. We reinforce the upscale, trustworthy image of our store brand names, Whitehall Co. Jewellers and Lundstrom Jewelers, with consistent merchandise selection and price points, store layout and fixtures, packaging, marketing and promotions. Whitehall Co. Jewellers is our primary trademark and is positioned to be somewhat more upscale than the average mall-based jewelry store. Additionally, having two strong brands allows us to enter a given mall with multiple locations, leverage our infrastructure within a given region and increase the number of potential store sites available to us.

         Differentiated Merchandising. We offer an in-depth selection of high quality merchandise in the following key categories of fine jewelry: diamond, gold, precious and semi-precious jewelry. This "key category" focus is oriented toward our target customer, the middle to upper-middle income woman over 25 years old. Within these categories, we augment our selection with consignment items which reflect somewhat more fashion-forward themes, providing increased selection while reducing our inventory risk. In addition, we continue to stock a broad assortment of higher price point merchandise. For example, in fiscal 2002 more than 30% of our overall sales resulted from purchases of items priced at or above $1,500. Unlike many of our competitors, we carry a more focused selection of watches and virtually no costume jewelry or gift merchandise.

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

         Absence of Recourse Credit Risk. We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit cards (which are available through a third party and are non-recourse to us) or other non-recourse third party credit arrangements. Our strict policy eliminates credit risk associated with a customer's failure to pay. This policy also distinguishes us from many of our competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales. In cooperation with providers of non-recourse credit under private label programs, we offer our customers competitive, interest-free terms and other attractive offerings in the promotion of our jewelry.

         Strict Operating Controls. Our management team exercises significant control over many non-sale aspects of our store operations, including site selection, purchasing, store development, financial reporting and sales training. In light of the current challenging economic environment, we have focused on a series of actions that we feel will increase our operational control as well as reduce certain expenses. We have aggressively reduced costs at our stores and corporate headquarters. We have eliminated certain types of sales with marginal profitability and we plan to gradually reduce average store inventory levels. We closed 11 stores during fiscal 2002. In addition, an impairment write-off of leasehold improvements and other fixed assets totaling $0.8 million for seven store closings was taken in the third quarter of fiscal 2001.

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

         Experienced Management Team. Our six-person executive management team has on average 22 years of retail industry experience and an average of over 15 years of experience with Whitehall Jewellers. In addition, this group has a combined beneficial interest in the company in excess of 23.9% of our common stock. We also have an experienced middle management team. We are focused on identifying, recruiting and retaining highly skilled and experienced individuals at every level of our organization. We believe that this strategy will continuously provide a substantial depth of management in our organization. We also believe the opportunity for advancement within the organization helps us attract, develop and retain skilled employees.

GROWTH STRATEGIES

         The key elements of our growth strategy are as follows:

         New Store Growth. New stores are an important part of our long-term growth plan. We have grown to over 380 stores from 122 in 1993, entering 15 new states during this period. During fiscal 2002, we opened 17 new stores. The initial performance of these new stores closely approximated our recent historical new store sales levels. During fiscal 2003, we expect to open approximately 21 new stores, most in existing Whitehall markets, and anticipate that 75% of the openings will be completed by May. Our new stores are in what we consider to be some of the strongest malls in the country. We believe that our Whitehall Jewellers and Lundstrom Jewelers stores are highly portable store concepts that can achieve strong long-term cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Because of this, we believe that there is the potential to more than double our store base over the long-term within the United States. In addition, we expect to continue to evaluate acquisition opportunities as they arise as an element of our long-term growth strategy.

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

         Enhance Sales and Marketing Initiatives. We use direct marketing and in-store promotions to stimulate store sales. We plan to continue to use our customer file of over 1.1 million names with targeted direct mailing initiatives. For example, during fourth quarter of fiscal 2002 we increased our direct mailings by approximately 20% versus the fourth quarter of fiscal 2001. We intend to prudently expand our direct mail programs in fiscal 2003.

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

     o   total store sales potential;

     o ability to leverage existing infrastructure, personnel, brand awareness; and

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

     o   store locations of our competitors; and

     o   overall retail potential.

         Store Layout. Our stores are located in high visibility locations and provide our customers with a comfortable and inviting shopping environment. Nearly all of the stores have an open entrance. Stores are brightly lit and generally are designed to have display cases situated along the lease line. By formatting the stores in this "customer-friendly" manner and without a formal entryway, a casual mall shopper comes in very close contact with the store's merchandise and personnel without the natural apprehension many have upon entering a fine jewelry store. We periodically adjust all of our store concepts to blend an appropriate theme of elegance, with a goal of creating a "customer-friendly" environment for our customers.

         Store Management. Each of our stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. A number of non-sales related administrative functions are performed at our corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity and store profitability. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. We have approximately 44 supervisors who concentrate their efforts on store-focused sales strategies. Each supervisor is based in one store, but spends most of his or her time visiting other stores. Our senior officers spend a substantial amount of their time working with store supervisors and visiting stores to reinforce the close communication between senior executives and store personnel.

         Operating Cost Controls. Our store operations are designed to maintain low operating costs at the store level. Our small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. We also seek to reduce store-level operating costs through efficient sales staff utilization. To assist store personnel in their selling efforts, a number of the administrative functions normally performed at the store level are performed at the corporate level.

         Store Employee Compensation. We seek to hire experienced sales personnel and motivate our store employees by linking a meaningful percentage of employee compensation to individual and store sales performance, as well as by offering opportunities for promotion within the company.

         Employee Training. We believe that providing knowledgeable and responsive customer service is critical to our success and, accordingly, have developed and implemented extensive employee training programs. Management provides intensive on-the-job training during the first weeks of employment. This training continues throughout the employee's tenure following a structured, workbook-based program of product knowledge, sales and operational process training. New store managers experience a similar sequence of structured on-the-job learning activities.

MERCHANDISING

         We believe that an important element of our success is a focused merchandising strategy that reflects our upscale customer orientation and small store format. We seek to provide a deep assortment of items across a broad range of price points in our key product categories: diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, and precious and semi-precious jewelry. Unlike many of our competitors, we carry a more focused selection of watches and virtually no costume jewelry or gift merchandise.

         On average our store offers approximately 2,700 individual items, including approximately 1,450 core jewelry items, which accounted for approximately 57% of net sales in fiscal 2002. In addition, we have expanded our merchandise assortment in higher price points. Our average price per merchandise sale has increased from $255 in fiscal 1996 to $302 in fiscal 2002. A substantial portion of our sales are made at prices discounted from listed reference prices. The methodology for achieving these discounts is carefully monitored on an on-going basis.

         The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                           FISCAL YEAR ENDED JANUARY 31,
                                    ---------------------------------------------
                                    1999      2000      2001      2002      2003
                                    -----     -----     -----     -----     -----
Diamonds                             59.9%     60.3%     62.6%     64.6%     66.4%
Gold                                 20.3      20.2      19.5      18.6      17.4
Precious/Semi-Precious               17.7      17.4      16.5      15.3      14.2
Watches                               2.1       2.1       1.4       1.5       2.0
                                    -----     -----     -----     -----     -----
Total                               100.0%    100.0%    100.0%    100.0%    100.0%
                                    =====     =====     =====     =====     =====

         We also customize the merchandising of our stores based upon each store's sales volume, individual market preferences and historical selling patterns. We continually test new items in our stores and monitor their sales performance to identify additional sales opportunities.

         Along with our broad product assortment, we also provide jewelry repair services to our customers (sales from which represented 2.7% of fiscal 2002 net sales) and jewelry service plans (sales from which represented 2.0% of fiscal 2002 net sales). Actual repair work is performed by jewelers under independent contract in many of our stores.

ADVERTISING AND PROMOTIONS

         The key elements of our advertising strategy include in-store and point-of-sale marketing and direct mail campaigns. We believe that the quality of our customer database, which currently consists of over 1.1 million customers, has allowed us to develop targeted advertising, marketing and promotional campaigns. We continuously test various direct mail campaigns as part of our advertising initiatives. Frequent special promotions such as diamond remount events, "Vice President's Day Events" and similar promotions, as well as point of sales signage and in store flyers, are designed to increase traffic through our stores and generate an urgency for customers to make purchases. These promotions vary from year to year and among stores. Publicized promotional events are an important part of our marketing efforts, and we generate a significant portion of our revenues during such events.

         Over the past several years, direct marketing has become an increasingly important element of our advertising and promotion strategy. For example, during fourth quarter 2002 we increased our direct mailings by approximately 20% versus fourth quarter of fiscal 2001. We intend to prudently expand our direct mail programs in fiscal 2003.

         We generally offer to customers a 30-day return or 90-day exchange policy.

         We also offer a layaway program that enables our customers to hold an item at our stores and pay for it over a one-year period without interest charges. The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments. We retain possession of merchandise placed in layaway until the customer has made all required payments.

CREDIT

         We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit cards, which are available through a third party and are non-recourse to us, or other non-recourse third party credit arrangements. Because our credit programs are non-recourse to us, we have no customer credit risk for non-payment by the customer associated with the sale. At the same time, we believe that our ability to offer credit through our "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. We encourage sales on our private label credit card or other non-recourse third party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 2002, our average private label credit sale was approximately $827, compared to average personal credit card sale of approximately $261.

         Our private label credit program is currently run through G.E. Capital Consumer Card Co. ("G.E.CC") and other non-recourse credit card purveyors. Under these programs customers may apply for instant credit for merchandise purchases. In 1998, General Electric Capital Corporation ("GE Capital") and Bank One, N.A. formed a joint venture named Monogram Credit Service LLC. In 2000, G.E.CC became the successor to this joint venture.

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

         Under the credit programs, the credit purveyors have no recourse against us based on the customer's failure to pay; recourse against us is restricted to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving customer fraud.) Our expense related to these cases was less than 0.5% of sales during fiscal 2002. Our credit card discount expense for fiscal 2002 and fiscal 2001 represented 2.9% and 2.6%, respectively, of credit sales. In general, our credit card discount expense is higher for our private label programs than for personal credit cards, such as Visa and MasterCard. G.E.CC provides credit to our customers using its own credit criteria and policies. We pay a fee to G.E.CC based primarily upon the volume of credit and type of promotion extended. We have similar non-recourse arrangements with other credit purveyors, which we use in addition to G.E.CC's program to assist customers in financing their purchases. In addition, we utilize a check authorization company which guarantees payments on transactions involving certain personal checks.

         Several years ago, we introduced a "One-Year No-Interest" program through GE Capital. Under this program, GE Capital offers customers a financing arrangement with no interest for one year, for which we pay GE Capital a significantly higher fee than we pay under its standard program. We have successfully used this program and continue to offer this and other interest free promotions (e.g., three-month no interest, six-month no interest) from time to time. This program enables us to offer our customers competitive, interest-free terms and other attractive promotions despite our "no credit risk" policy.

SEASONALITY

         Our business is highly seasonal, with a significant portion of our sales transacted and substantially all of our income generated during the fourth fiscal quarter ending January 31, 2003. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue.

PURCHASING

         We do not manufacture our merchandise. We purchase substantially all of our inventory, including loose gems, directly from leading suppliers located in the United States and abroad. We purchase merchandise from approximately 120 vendors, primarily in the United States, Israel, Italy and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 2002, our largest supplier and five largest suppliers accounted for approximately 12% and 37%, respectively, of the merchandise we purchased.
During fiscal 2001, our largest supplier and five largest suppliers accounted for approximately 12% and 39%, respectively, of the merchandise we purchased.
We also have certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by us or by other companies. We believe that the relationships we have established with our suppliers and subcontractors are good. We have not experienced any difficulty in obtaining satisfactory sources of supply and believe that adequate alternative sources of supply exist for substantially all types of merchandise sold in our stores. However, the loss of one or more of our major suppliers, particularly at certain critical times during the year, could have a material adverse effect on us.

         We maintain a strict quality assurance program, with almost all shipments from suppliers being counted or weighed and visually inspected upon receipt at our headquarters in Chicago, Illinois.

         During fiscal 2002, our average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 61% of the total cost of our on-hand merchandise with the remaining percentage being trade payables and consignment inventory. For example, as of January 31, 2003, the average amount of consignment merchandise per store was approximately $208,000. Our vendor relationships for non-consignment inventory are often granted exchange privileges which permit us to return or exchange certain unsold merchandise for new products at any time. In summary, our relationships with vendors encourage their participation in and responsibility for, merchandise turnover and profitability. These arrangements also permit us to have more merchandise available for sale in stores and reduce somewhat our exposure to changes in fashion trends and inventory obsolescence.

         As participants in the jewelry industry, we are affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2002, diamonds, gold, precious and semi-precious jewelry accounted for approximately 98.0% of our net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Diamond Trading Company has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole. During 2000, DeBeers entered into a $400 million, five-year partnership with LVMH, the luxury-goods company, to market its own branded diamonds.

         Increasing attention has been focused recently on the issue of "conflict" diamonds. Conflict diamonds are extracted from war-torn regions and sold by rebel forces to fund insurrection. Concerned participants in the diamond trade seek to exclude such diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislative initiatives. It is not expected that such efforts, if successful, will substantially affect the supply of diamonds. However, in the near term, efforts by non-governmental organizations to increase consumer awareness of the issue and encourage legislative response could affect consumer demand for diamonds.

         We are constantly altering the mix of our products and we have increased the percentage of higher priced items in our stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

INVENTORY LOSS PREVENTION

         We undertake substantial efforts to safeguard our jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, our inventory management and control system, which tracks each item in our inventory, provides a further check against loss or theft. During fiscal 2002, in-store inventory shrinkage amounted to approximately 1.0% of sales. We have a full-time executive who directs our loss prevention department. We maintain insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises (and in our distribution facility whether owned or on consignment) in amounts that we believe are reasonable and adequate for the types and amounts of merchandise that we carry.

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

         The system also automatically provides a daily reconciliation of each store's transactions for prompt investigation of discrepancies. The point-of-sale computers are polled nightly by the headquarters system and updated data is available at the beginning of the following day for use by central office and store supervisory personnel, and for transfer into our accounting, merchandising and other management information systems.

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

         We believe that the primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth, depth and quality of merchandise offered, pricing, credit and reputation. We emphasize our merchandise selection, sales personnel, store location and design and pricing in competing in our target market.

         In the past few years several businesses began marketing fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing could transform the jewelry retailing business, result in lower price points and margins, and adversely affect our results of operations or financial condition. Although we initiated an e-commerce sales program in 2000, to date our e-commerce initiatives have not resulted in significant on-line sales and we are not currently transacting Internet sales of jewelry. We are currently evaluating our e-commerce and Internet strategies.

INTELLECTUAL PROPERTY

         Whitehall(R) Co. Jewellers, Lundstrom(R) Jewelers and Marks Bros.(R) Jewelers are registered trademarks in the United States. We also have registered the Internet domain names "whitehalljewellers.com" and "lundstromjewelers.com." Our trademarks are held by, and our licensing activity is conducted by, WH Inc. of Illinois, a wholly owned subsidiary of Whitehall Jewellers.

         During 2002, four stores operated in Japan under the name "Lundstrom" pursuant to a license agreement with Nihon Gold Chain Co-Operation. The license agreement has been terminated and the right to operate using the Lundstrom name ended January 31, 2003. Royalty and license fee income generated from this agreement totaled approximately $29,000 during fiscal 2002.

EMPLOYEES

         As of January 31, 2003, we had 2,673 employees, including approximately 2,504 store level employees. We usually hire a limited number of temporary employees during each Christmas selling season. None of our employees are represented by a union. We believe that our relations with our employees are good.

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

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. The parties have reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms.

AVAILABLE INFORMATION

         We maintain an Internet website at www.whitehalljewellers.com that includes a hypertext link to the Securities and Exchange Commission's website where our Annual Report on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

         As of April 30, 2003, we operated 385 stores in 38 states. All of these stores are leased and are located in regional or superregional malls. Our typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent payment based on store sales and certain other occupancy charges. At January 31, 2003 the average remaining life of the leases for our stores was approximately six years. While there can be no assurance, we expect to be generally able to renew these leases as they expire.

         We also lease approximately 28,400 square feet of office and administrative space in Chicago, Illinois in an office building housing our corporate headquarters, distribution functions and quality assurance operations. This lease expires on December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. The parties have reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms.

         The Company is also involved from time to time in certain legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on our results of operations or financial condition and such matters could have a material adverse effect on quarterly or annual operating results and cash flows when resolved in a future period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated herein by reference to section entitled "Market for the Registrant's Common Equity and Related Stockholder Matters" in the Company's 2002 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

         Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 2002 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 2002 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 23, 2003) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 23, 2002) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 23, 2003) is incorporated herein by reference.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

         The following table provides information as of January 31, 2003 regarding the number of shares of the Company's common stock that may be issued under it's equity compensation plans.

................................ ............................ ............................ ............................
                                            (a)                          (b)                          (c)
................................ ............................ ............................ ............................
        Plan Category           Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
................................ ............................ ............................ ............................
Equity compensation plans               2,956,004                      $11.814                      335,327
approved by security holders
................................ ............................ ............................ ............................

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement we intend to file with the Securities and Exchange Commission on or about May 23, 2003) is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

         (a) Based on their evaluation within 90 days prior to the date of the filing of this annual report on Form 10-K, the chief executive officer and the chief financial officer of the Company have concluded that disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b) There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         The following financial statements are filed as part of this report:

         Report of Independent Public Accountants.*

         Balance Sheets of the Company as of January 31, 2003 and 2002.*

         Statements of Operations of the Company for the years ended January 31, 2003, 2002, and 2001.*

         Statements of Stockholders' Equity of the Company for the years ended January 31, 2003, 2002, and 2001.*

         Statements of Cash Flows of the Company for the years ended January 31, 2003, 2002 and 2001.*

         Notes to Financial Statements.*

------------

         * Incorporated herein by reference from the Company's 2002 Annual
Report.

(a)(2) Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Report of Independent Public Accountants on Financial Statement Schedule Page 24

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

EXHIBIT NO.    DESCRIPTION
-----------

*3.1           Second Restated Certificate of Incorporation of the Company.
               Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002, file No. 0-028176.

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

*10.15 1997 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002, File No. 0-028176

*10.16 Form of Stock Option Agreement for Employees under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit
               10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.17 Performance Based Incentive Stock Option Agreements, each dated March 18, 1999 and June 8, 1999, with each of Hugh M. Patinkin, Matthew M. Patinkin, John R. Desjardins, Manny A. Brown and Lynn
               D. Eisenheim, under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.18 Incentive Stock Option Agreement, dated as of January 24, 2000, between the Company and Jon H. Browne. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2000, file No. 0-028176.(1)

*10.19 Form of Non-Qualified Stock Option Agreement under the 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.20 Form of Restricted Stock Award Agreement for Executive Officers under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.21 Form of Restricted Stock Award Agreement for Non-Employee Directors under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.22 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 1998 (Registration No. 333-50159). (1)

*10.23 Amendment Number One to the 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.(1)

*10.24 Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.25 Asset Purchase Agreement dated as of June 19, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.), Carlyle & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission on September 22, 1998, file No. 0-028176.

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

*10.36 Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of June 30, 2002, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2002, file No. 0-028176.

10.37 Eleventh Amendment to Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated as of January 31, 2003, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as Agents for the Banks.

*10.38 401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176. (1)

*10.39         Second Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1) (2)

*10.40         Third Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.41         Fourth Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.42         Whitehall Jewellers, Inc. Employee Stock Purchase Plan.
               Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001 (Registration No. 333-70510). (1)

13             2002 Annual Report

21             Subsidiaries of the Company

23             Consent of PricewaterhouseCoopers LLP

24             Powers of Attorney (included on signature page)

99.1 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------


(1) Represents management contract or compensatory plan or arrangement.

(2) There is no First Amendment to 401(k) Plan.

         (b) Reports on Form 8-K

                  None

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 2001, 2002 AND 2003
                             (DOLLARS IN THOUSANDS)


         COLUMN A                        COLUMN B         COLUMN C         COLUMN D          COLUMN E
--------------------------               --------         --------         --------          --------

                                        BALANCE AT       CHARGED TO                         BALANCE AT
                                       BEGINNING OF       COSTS AND                             END
        DESCRIPTION                       PERIOD          EXPENSES         DEDUCTION         OF PERIOD
        -----------                       ------          --------         ---------         ---------
Twelve months ended 1/31/01
  Allowance for doubtful accounts...      $   720          $ 1,325          $    573          $ 1,472
                                          =======          =======          ========          =======

  Inventory allowance...............        3,517           10,503            10,493            3,527
                                          =======          =======          ========          =======

Twelve months ended 1/31/02
  Allowance for doubtful accounts         $ 1,472          $   577          $  1,376          $   673
                                          =======          =======          ========          =======

  Inventory allowance                       3,527            6,354             6,878            3,003
                                          =======          =======          ========          =======
Twelve months ended 1/31/03
  Allowance for doubtful accounts         $   673          $ 1,686          $  1,815          $   544
                                          =======          =======          ========          =======
  Inventory allowance                       3,003            6,808             6,661            3,150
                                          =======          =======          ========          =======



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.:


In our opinion, the financial statements listed in the accompanying index appearing under Item 15(a)(1) on page 15 present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. (the "Company") at January 31, 2003 and January 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Additionally, as described in Note 2 to the financial statements, the Company changed its method of recognizing revenue for layaway sales during the year ended January 31, 2001.

/s/ PricewaterhouseCoopers LLP


Chicago, Illinois

March 4, 2003, except for Note 21 as to which the date is April 29, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2003         WHITEHALL JEWELLERS, INC.
                          (Registrant)
                          By:  /s/ Jon H. Browne
                          ---------------------------------
                          Jon H. Browne
                          Executive Vice President,
                          Chief Financial and Administrative Officer & Treasurer
                          (Principal Financial and Accounting Officer)


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 1st day of May, 2003.

            Name                               Capacity
            ----                               --------

/s/ Hugh M. Patinkin             Chairman, President and Chief Executive Officer
----------------------------     (principal executive officer) and Director
Hugh M. Patinkin

/s/ John R. Desjardins           Executive Vice President, Secretary
----------------------------     and Director
John R. Desjardins

/s/ Matthew M. Patinkin          Executive Vice President and Director
----------------------------
Matthew M. Patinkin

/s/ Richard K. Berkowitz         Director
----------------------------
Richard K. Berkowitz

/s/ Daniel H. Levy               Director
----------------------------
Daniel H. Levy

/s/ Norman J. Patinkin           Director
----------------------------
Norman J. Patinkin

/s/ Sanford Shkolnik             Director
----------------------------
Sanford Shkolnik

/s/ Jon H. Browne                Executive Vice President, Chief Financial and
----------------------------     Administrative Officer and Treasurer
Jon H. Browne                    (principal financial and accounting officer)

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Hugh M. Patinkin, Chief Executive Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003                       /s/ Hugh M. Patinkin
                                         -----------------------
                                         Name: Hugh M. Patinkin
                                         Title: Chief Executive Officer

  CERTIFICATE PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Jon H. Browne, Chief Financial Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003            /s/ Jon H. Browne
                              --------------------------
                              Name: Jon H. Browne
                              Title: Chief Financial and Administrative Officer