Form 10-Q
period 2003-04-30
WHITEHALL JEWELLERS INC
filed 2003-06-06
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission File number:   0-028176

                            Whitehall Jewellers, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                           36-1433610
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

     155 N. Wacker Drive, Suite 500, Chicago, IL               60606
      (Address of principal executive offices)               (zip code)

                                  312/782-6800
              (Registrant's telephone number, including area code)

                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of June 6, 2003 was 14,206,561 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of June 6, 2003 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Operations for the three months ended April 30, 2003 and 2002 (unaudited)

                  Balance Sheets - April 30, 2003, January 31, 2003 and April 30, 2002 (unaudited)

                  Statements of Cash Flows for the three months ended April 30, 2003 and 2002(unaudited)

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


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  (b)      Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2003 and 2002
                                   (unaudited)
                    (in thousands, except for per share data)

                                                            Three months ended
                                                            -------------------
                                                   April 30, 2003       April 30, 2002
                                                   --------------       --------------
Net sales                                            $   69,149           $   74,588

Cost of sales (including buying and occupancy
expenses)                                                46,052               47,376
                                                     ----------           ----------

      Gross profit                                       23,097               27,212

Selling, general and administrative expenses             26,692               25,627
                                                     ----------           ----------

      Income (loss) from operations                      (3,595)               1,585

Interest expense                                            908                1,012
                                                     ----------           ----------

      Income (loss) before income taxes                  (4,503)                 573

Income tax expense (benefit)                             (1,755)                 204
                                                     ----------           ----------

     Net income (loss)                               $   (2,748)          $      369
                                                     ==========           ==========

Basic earnings per share:

     Net income (loss)                               $    (0.19)          $     0.03
                                                     ==========           ==========

     Weighted average common shares and common
     share equivalents                                   14,206               14,667
                                                     ==========           ==========

Diluted earnings per share:

     Net income (loss)                               $    (0.19)          $     0.02
                                                     ==========           ==========

     Weighted average common shares and common
     share equivalents                                   14,206               15,382
                                                     ==========           ==========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2003, January 31, 2003 and April 30, 2002
                  (unaudited, in thousands, except share data)

                                                                April 30, 2003      January 31, 2003      April 30, 2002
                                                                --------------------------------------------------------
             ASSETS
Current Assets:
    Cash                                                        $        1,302      $          2,048      $        2,131
    Accounts receivable, net                                               719                 1,621               1,811
    Merchandise inventories                                            206,276               197,859             175,882
    Prepaid income taxes                                                 2,293                   ---                 438
    Other current assets                                                 2,049                 1,239               1,109
    Deferred financing costs                                               510                   510                 511
    Deferred income taxes                                                2,158                 2,172               2,370
                                                                --------------------------------------------------------
Total current assets                                                   215,307               205,449             184,252
Property and equipment, net                                             63,628                61,634              64,097
Goodwill                                                                 5,662                 5,662               5,662
Deferred financing costs                                                   161                   213                 595
                                                                --------------------------------------------------------
Total assets                                                    $      284,758      $        272,958      $      254,606
                                                                ========================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Revolver loan                                               $       88,559      $         94,490      $       52,627
    Current portion of long-term debt                                    3,000                 4,500               5,500
    Accounts payable                                                    46,492                24,726              50,251
    Customer deposits                                                    3,635                 3,454               4,077
    Accrued payroll                                                      4,583                 3,282               4,313
    Income taxes                                                           ---                 3,261                 ---
    Other accrued expenses                                              14,945                13,207              14,564
                                                                --------------------------------------------------------
    Total current liabilities                                          161,214               146,920             131,332
    Term loan                                                              ---                   ---               3,000
    Subordinated debt                                                      640                   640                 640
    Deferred income taxes, net                                           3,753                 3,607               1,901
    Other long-term liabilities                                          3,216                 3,138               2,784
                                                                --------------------------------------------------------
Total liabilities                                                      168,823               154,305             139,657

Commitments and contingencies

    Stockholders' equity:
    Common stock                                                            18                    18                  17
    Class B common stock                                                   ---                   ---                 ---
    Additional paid-in capital                                         105,755               105,795             104,653
    Accumulated earnings                                                46,029                48,777              39,239
                                                                --------------------------------------------------------
                                                                       151,802               154,590             143,909
       Less:
       Treasury stock, at cost (3,817,742, 3,822,637 and
       3,199,628 shares, respectively)                                 (35,867)              (35,937)            (28,960)
                                                                --------------------------------------------------------
       Total stockholders' equity, net                                 115,935               118,653             114,949
                                                                --------------------------------------------------------
       Total liabilities and stockholders' equity               $      284,758      $        272,958      $      254,606
                                                                ========================================================

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2003 and 2002
                            (unaudited, in thousands)

                                                                        Three months ended
                                                                        ------------------
                                                               April 30, 2003       April 30, 2002
                                                               -----------------------------------
Cash flows from operating activities:
   Net income(loss)                                            $       (2,748)      $          369
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
           Depreciation and amortization                                2,945                2,744
           Loss on disposition of assets                                   18                   15
   Changes in assets and liabilities:
           Decrease (increase) in accounts receivable, net                902                 (622)
           (Increase) in merchandise inventories, net of
             gold consignment                                          (8,417)              (1,951)
           (Increase) decrease in other current assets                   (810)                (136)
           (Increase) in prepaid taxes                                 (2,133)                (215)
           Increase (decrease) in accounts payable                     19,101               (7,216)
           Decrease in income taxes payable                            (3,261)              (3,226)
           Increase in customer deposits                                  181                  114
           Increase (decrease) in accrued liabilities                   3,117               (5,440)
                                                               -----------------------------------
   Net cash provided by (used in) operating activities                  8,895              (15,564)
Cash flows from investing activities:
   Capital expenditures                                                (4,831)              (2,814)
                                                               -----------------------------------
   Net cash (used in) investing activities                             (4,831)              (2,814)
Cash flows from financing activities:
   Borrowing on revolver loan                                         166,804              168,318
   Repayment of revolver loan                                        (172,735)            (150,968)
   Outstanding checks decrease                                          2,666                  772
   Repayment of term loan                                              (1,500)              (1,250)
   Financing costs                                                        (75)                 ---
   Proceeds from employee stock purchase plan                              30                   10
   Proceeds from exercise of stock options                                ---                  886
                                                               -----------------------------------
   Net cash (used in) provided by financing activities                 (4,810)              17,768
                                                               -----------------------------------
Net change in cash and cash equivalents                                  (746)                (610)
Cash and cash equivalents at beginning of period                        2,048                2,741
                                                               -----------------------------------
Cash and cash equivalents at end of period                     $        1,302       $        2,131
                                                               ===================================

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       DESCRIPTION OF OPERATIONS

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 385 stores as of April 30, 2003, located in 38 states, operating in regional or superregional shopping malls. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2003 was derived from the audited financial statements for the year ended January 31, 2003. The accompanying unaudited Balance Sheets as of April 30, 2003 and 2002 and the Statements of Income and Cash Flows for the three months ended April 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10K for the fiscal year ended January 31, 2003. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

Merchandise Inventories

         Merchandise inventories are stated principally at the lower of weighted average cost or market. Cost is reduced to reflect certain allowances and discounts received from vendors. Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales, buying and occupancy as the merchandise is sold. To the extent the Company's agreements with vendors specify co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such vendor allowances earned pursuant to its 2003 vendor trade agreements as a reduction of inventory cost. The total amount of these allowances earned during the quarter ended April 30, 2003 was approximately $1,000,000, of which approximately $500,000 represents co-op advertising allowances.

         The Company also obtains merchandise from vendors under various consignment agreements. The consigned inventory and related contingent obligations associated with holding and safekeeping such consigned inventory are not reflected in the Company's financial statements. At the time of sale of consigned merchandise to customers, the Company records the purchase liability and the related consignor cost of such merchandise in cost of sales.

Stock-Based Compensation

         The Financial Accounting Standards Board issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. SFAS 148 amends Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 as of January 31, 2003.

         The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.

         The following table illustrates the effect on net income and earnings per share for the three months ended April 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                                            April 30, 2003      April 30, 2002
Net income (loss), as reported              $       (2,748)     $          369

Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects                                    267                 558
                                            --------------      --------------
Pro forma net (loss)                        $       (3,015)     $         (189)
                                            ==============      ==============

Earnings per share:
                                            ==============      ==============
    Basic-as reported                       $        (0.19)     $         0.03
                                            ==============      ==============
    Basic-pro forma                         $        (0.21)     $        (0.01)
                                            ==============      ==============

                                            ==============      ==============
    Diluted-as reported                     $        (0.19)     $         0.02
                                            ==============      ==============
    Diluted-pro forma                       $        (0.21)     $        (0.01)
                                            ==============      ==============

         For purposes of pro forma net income and earnings per share calculation in accordance with SFAS 123, for each option granted during the three months ended April 30, 2003 and 2002 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

                                            April 30, 2003       April 30, 2002
Risk-free interest rate                                3.0%                 4.7%
Dividend yield                                           0                    0

Option life                                      5.5 years            5.5 years

Volatility                                              61%                  62%

Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that costs associated with disposal or exit activities after December 31, 2002 be recorded at fair value in the period the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003, which had no impact on its financial statements.

Accounting for Guarantees

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2003.

3.       ACCOUNTS RECEIVABLE, NET

         As of April 30, 2003, January 31, 2003 and April 30, 2002, accounts receivable consisted of (in thousands):

                                April 30, 2003   January 31, 2003   April 30, 2002
                                --------------   ----------------   --------------
Accounts receivable             $        1,366   $          2,165   $        2,431

Less: allowance for
doubtful accounts                         (647)              (544)            (620)

                                --------------   ----------------   --------------
Accounts receivable, net        $          719   $          1,621   $        1,811
                                ==============   ================   ==============

4.       INVENTORY

         As of April 30, 2003, January 31, 2003 and April 30, 2002, merchandising inventories consisted of (in thousands):

                                April 30, 2003   January 31, 2003   April 30, 2002
Raw Materials                   $        6,514   $          7,657   $        7,746
Finished Goods                         199,762            190,202          168,136
                                --------------   ----------------   --------------
Inventory                       $      206,276   $        197,859   $      175,882
                                ==============   ================   ==============

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $1,827,000,

$3,150,000 and $2,839,000 as of April 30, 2003, January 31, 2003 and April 30,
2002, respectively. The reduction in inventory reserves resulted from the timing of physical inventory adjustments and lower inventory balances of merchandise that gives rise to a scrap charge. This reduction did not result in a significant impact on earnings. As of April 30, 2003, January 31, 2003 and April 30, 2002, consignment inventories held by the Company that are not included in the balance sheets total $72,991,000, $74,924,000, and $80,967,000, respectively.

         In addition, gold consignments of $23,298,000 are not included in the Company's balance sheets as of April 30, 2002 (see Note 6, Financing Arrangements) as the title to such gold has passed to the consignor and is subject to the same risk of physical loss as other inventory held on consignment by the Company. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of approximately $20.5 million. The Company delivered the gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement (See Note 6). The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimated subsequent cost of sales as a result of this transaction to be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately $300,000 of this increase in cost of sales is reflected in the three months ended April, 2003. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged.

         Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of April 30, 2003, January 31, 2003 and April 30, 2003, the amounts included in inventory are $3,572,000, $3,364,000 and $3,328,000, respectively.

5.       ACCOUNTS PAYABLE

         Accounts payable includes outstanding checks, which were $9,178,000, $6,512,000 and $7,912,000 as of April 30, 2003, January 31, 2003 and April 30,
2002, respectively.

6.       FINANCING ARRANGEMENTS

         Effective January 31, 2003, the Company amended certain terms and conditions within its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with its bank group which provides for a total facility of $166.5 million through June 30, 2004. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's quarterly financial performance.

         Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions on capital expenditures, investments, payment of dividends, assumption of additional debt, acquisitions and divestitures, among others, and requires the Company to maintain certain financial ratios based on levels of funded debt, capital expenditures and earnings before interest, taxes, depreciation and amortization. As of April 30, 2003, the most restrictive financial covenant was total funded debt to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. This financial covenant was set at a ratio of 2.95 to 1.00, as amended, and is calculated based on the daily outstanding average of all debt outstanding for the trailing four quarters including borrowing under the Credit Agreement, senior subordinated debt, capital leases and other indebtedness divided by earnings before interest, taxes, deprecation and amortization for the trailing four quarters.

Revolver Loan

         The revolving loan facility under the Credit Agreement is available up to a maximum of $150.0 million, including amounts, if any, consigned under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. Availability under the revolver is based on amounts outstanding there under, including the value of consigned gold which fluctuates based on gold prices. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

         The interest rates for borrowings under this agreement are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.

Term Loans

         The term loan under the Credit Agreement is available up to a maximum of $3.0 million ($16.5 million, less principal repayments). The interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.

Gold Consignment Facility

         The Company has the opportunity to enter into gold consignments with certain third party financial institutions. The Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigns the gold from the third party financial institution, pursuant to a gold consignment agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. The Gold Consignment Facility is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors.

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

         As of April 30, 2002, the Company sold and simultaneously consigned 66,500 troy ounces of gold for $23.3 million under the gold consignment facility. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold obligations under the Credit Agreement.

7.       DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations at April 30, 2003 and 2002.

                                                                                 Three months ended
                                                                       April 30, 2003          April 30, 2002
                                                                       --------------          --------------
                                                                        (in thousands, except share amounts)
Net income (loss)                                                      $       (2,748)         $          369

Weighted average shares for basic EPS                                          14,206                  14,667

Incremental shares upon conversions:
Stock options                                                                    ----                     715

Weighted average shares for diluted EPS                                        14,206                  15,382

         Stock options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2003 and 2002, were 2,434,263, and 362,845 respectively, due to their antidilutive effect on the calculations.

8.       RECLASSIFICATION

         Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

9.       COMMITMENT AND CONTINGENCIES

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of

$1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms.

10. SUBSEQUENT EVENTS

         a. The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case is based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The Company intends to defend the case vigorously. However, due to the recency of the suit, the Company is unable to predict the outcome or potential exposure, if any, at this time. An adverse outcome of this contingency could have a material adverse impact on a future period.

         b. The Company has received and accepted a proposal from LaSalle Bank, N.A. and ABN/AMRO Bank N.V. to lead a transaction that will refinance the Company's credit facility. The proposed facility would be a revolving credit and gold consignment agreement totaling $125 million. The Company expects this facility will be in place in the second quarter resulting in a charge for unamortized deferred financing fees of approximately $550,000 at that time.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the first quarter of fiscal 2003 decreased $5.4 million, or 7.3%, to $69.1 million from $74.6 million in the first quarter of fiscal 2002. New store sales accounted for an increase in sales of $2.4 million. Comparable store sales decreased $6.3 million, or 8.7%, in the first quarter of fiscal 2003 from the first quarter of fiscal 2002. These sales changes were impacted by a sales decrease of $1.5 million related to closed stores. Comparable store sales were significantly affected by the economy and, more particularly, a dramatic sales drop off in late February and throughout March which management believes related in large measure to the War in Iraq and the heightened concerns about terrorism. The total number of merchandise units sold increased by approximately 3.4% in the first quarter of fiscal 2003 from the first quarter of fiscal 2002, while the average price per merchandise sale decreased to $277 in the first quarter of fiscal 2003 from $309 in the first quarter of fiscal 2002. Credit sales as a percentage of net sales remained constant at 40.5% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The Company opened 16 new stores and closed one store in the first quarter of fiscal 2003, increasing the number of stores to 385 as of April 30, 2003 compared to 373 as of April 30, 2002.

         Gross profit decreased $4.1 million, or 15.1%, to $23.1 million from $27.2 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Gross profit as a percentage of sales decreased to 33.4% in the first quarter of fiscal 2003 compared to 36.5% in the first quarter of fiscal 2002. The decrease in gross profit rate was driven by price promotions, principally on diamond merchandise, and the de-leveraging of occupancy and buying expenses as a result of lower sales. The decrease was partially offset by the cost of goods sold impact of the turnover of benefit from vendor discounts and co-op allowances recorded in compliance with the adoption of EITF 02-16.

         Selling, general and administrative expenses increased $1.1 million, or 4.2%, to $26.7 million from $25.6 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Selling, general and administrative expense as a percent of sales increased to 38.6% versus 34.4% in first quarter 2002. The dollar increase primarily related to higher other expense ($0.4 million), higher advertising expense ($0.3 million) and higher personnel expense ($0.5 million) which were partially offset by lower credit expense ($0.1 million). The increase in other expenses is primarily due to the increase in the number of stores and increases in professional fees, but was partially offset by lower expenses in existing stores resulting from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Advertising expense increased due to a new promotional initiative in April 2003. Payroll costs increased primarily due to the increased number of stores, but were offset by expense reductions to reduce payroll hours and control labor rates in existing stores.

         Interest expense decreased approximately $0.1 million to $0.9 million in the first quarter of fiscal 2003 from $1.0 million in the first quarter of fiscal 2002. The decrease resulted from lower interest rates partially offset by higher average borrowings.

         Income tax benefit of $1.8 million in the first quarter of 2003 compared to an income tax expense of $0.2 million in the first quarter of 2002, reflects an expected annual effective tax rate of 39.0% for fiscal 2003. The

Company's annual effective tax rate was 38.1% for fiscal 2002. The expected increase in effective annual tax rate for fiscal 2003 reflects statutory changes in a number of states in which the Company operates stores.

         Net loss of $2.7 million in the first quarter of fiscal 2003, compared to net income of $0.4 million in the first quarter of fiscal 2002 resulted from the factors discussed immediately above.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of April 30, 2003, the maximum availability under the credit facility was $37.9 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

         The Company's cash flow provided by operating activities was $8.9 million in the first quarter of 2003 compared to $15.6 million used in operating activities in the first quarter of fiscal 2002. Increase in accounts payable ($19.1 million), increased accrued liabilities ($3.1 million), depreciation and amortization ($2.9 million) and decreased accounts receivable ($0.9 million) were partially offset by increases in merchandise inventories ($8.4 million), decreased income tax payable ($3.3 million), increased prepaid income tax ($2.1 million) and loss from operations ($2.7 million). The increase in accounts payable in fiscal 2003 reflects the impact of timing of vendor payments resulting from the Company's strategy to pay certain accounts payable in advance in the fourth quarter of fiscal 2002 in order to earn additional cash discounts. The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 2003 and the 16 completed new store openings in the first quarter of fiscal 2003.

         The Company utilized cash in the first quarter of 2003 primarily to pay down revolver borrowings of $5.9 million, to fund capital expenditures of $4.8 million, primarily related to the opening of 16 new stores in the first quarter of 2003, and to repay a portion of the term loan ($1.5 million).

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

Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that costs associated with disposal or exit activities after December 31, 2002 be recorded at fair value in the period the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003, which had no impact on its financial statements.

Accounting by a Customer for Certain Consideration Received from a Vendor

         Merchandise inventories are stated principally at the lower of weighted average cost or market. Cost is reduced to reflect certain allowances and discounts received from vendors. Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales, buying and occupancy as the merchandise is sold. To the extent the Company's agreements with vendors specify co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such vendor allowances earned pursuant to its 2003 vendor trade agreements as a reduction of inventory cost. The total amount of these allowances earned during the quarter ended April 30, 2003 was approximately $1,000,000 of which approximately $500,000 represents co-op advertising allowances.

Accounting for Stock-Based Compensation

         The Financial Accounting Standards Board issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 as of January 31, 2003.

Accounting for Guarantees

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2003.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

         The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit and term loan facilities. The Company's private label credit card provider charges the Company varying discount rates for its customers' credit program purchases. These discount rates are sensitive to significant changes in interest rates. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

Item 4.  Controls and Procedures

         (a) Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Company evaluated, under the supervision of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms.

         The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case is based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The Company intends to defend the case vigorously. However, due to the recency of the suit, the Company is unable to predict the outcome or potential exposure, if any, at this time. An adverse outcome of this contingency could have a material adverse impact on a future period.

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

Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors; (3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business; (6) the extent and success of our marketing and promotional programs; (7) personnel costs and the extent to which we are able to retain and attract key personnel; (8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices; (15) the extent and results of our E-commerce strategies and those of others; (16) regulation affecting the industry generally, including regulation of marketing practices; (17) the successful integration of acquired locations and assets into our existing operations; and (18) the risk factors identified from time to time in our filings with the SEC.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.     Description
----------      -----------
10.1            2003 Special Bonus Program

99.1            Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2            Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On March 7, 2003, the Company filed a Current Report on Form 8-K with the SEC which contained revised Statements of Operations (unaudited) for the three months ended April 30, 2002, July 31, 2002, October 31, 2002 and the nine months ended October 31, 2002 and revised Balance Sheets (unaudited) as of April 30, 2002, July 31, 2002 and October 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WHITEHALL JEWELLERS, INC.
                                     (Registrant)

Date: June 6, 2003               By: /s/ Jon H. Browne
                                     --------------------------
                                     Jon H. Browne
                                     Executive Vice President;
                                     Chief Financial and Administrative Officer
                                     and Treasurer
                                     (on behalf of registrant and in capacity
                                     of principal financial officer)

CERTIFICATE PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

         I, Hugh M. Patinkin, Chief Executive Officer of Whitehall Jewellers, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Whitehall Jewellers, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: June 6, 2003

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

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: June 6, 2003

                                                  /s/ Jon H. Browne
                                                  -----------------

                                                  Name: Jon H. Browne
                                                  Title: Chief Financial Officer