Form 10-Q
period 2003-07-31
WHITEHALL JEWELLERS INC
filed 2003-09-12
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2003

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

         The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of August 31, 2003 was 14,214,422 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of August 31, 2003 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 2003

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Operations for the three months and six months ended July 31, 2003 and 2002 (unaudited)

                  Balance Sheets - July 31, 2003, January 31, 2003 and July 31, 2002 (unaudited)

                  Statements of Cash Flows for the six months ended July 31, 2003 and 2002(unaudited)

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

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                  (b)      Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2003 and 2002
              (unaudited, in thousands, except for per share data)

                                                                  Three months ended                       Six months ended
                                                          July 31, 2003      July 31, 2002       July 31, 2003        July 31, 2002
                                                          -------------      -------------       -------------        -------------
Net sales                                                    $ 72,732           $ 76,243            $141,881             $150,831

Cost of sales (including buying and occupancy
expenses)                                                      48,623             49,703              94,675               97,079
                                                             --------           --------            --------             --------
   Gross profit                                                24,109             26,540              47,206               53,752

Selling, general and administrative expenses                   27,251             25,251              53,943               50,878
                                                             --------           --------            --------             --------
   Income (loss) from operations                               (3,142)             1,289              (6,737)               2,874

Interest expense                                                1,564              1,111               2,472                2,123
                                                             --------           --------            --------             --------
   Income(loss)before income taxes                             (4,706)               178              (9,209)                 751

Income tax (benefit) expense                                   (1,835)                64              (3,590)                 268
                                                             --------           --------            --------             --------
   Net income (loss)                                         $ (2,871)          $    114            $ (5,619)            $    483
                                                             ========           ========            ========             ========

Basic earnings per share:

   Net income (loss)                                         $  (0.20)          $   0.01            $  (0.40)            $   0.03
                                                             ========           ========            ========             ========
   Weighted average common share and common
   share equivalents                                           14,215             14,807              14,210               14,719
                                                             ========           ========            ========             ========

Diluted earnings per share:

   Net income (loss)                                         $  (0.20)          $   0.01            $  (0.40)            $   0.03
                                                             ========           ========            ========             ========
   Weighted average common share and common
   share equivalents                                           14,215             15,594              14,210               15,476
                                                             ========           ========            ========             ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                Balance Sheets
                            (unaudited, in thousands)

                                                                                    July 31,        January 31,       July 31,
                                                                                      2003             2003             2002
                                                                                    ---------       -----------       ---------
               ASSETS
Current Assets:

      Cash                                                                          $   1,399        $   2,048        $   2,128
      Accounts receivable, net                                                            333            1,621            2,042
      Merchandise inventories                                                         206,149          197,859          169,380
      Other current assets                                                              1,979            1,239            1,265
      Prepaid income tax                                                                4,477              ---              300
      Deferred financing costs                                                            261              510              510
      Deferred income taxes, net                                                        2,085            2,172            2,461
                                                                                    ---------        ---------        ---------
           Total current assets                                                       216,683          205,449          178,086
Property and equipment, net                                                            63,604           61,634           62,941
Goodwill                                                                                5,662            5,662            5,662
Deferred financing costs                                                                  781              213              468
                                                                                    ---------        ---------        ---------
           Total assets                                                             $ 286,730          272,958        $ 247,157
                                                                                    =========        =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                                                 $  86,375        $  94,490        $  61,694
      Term loan, current                                                                  ---            4,500            5,750
      Accounts payable                                                                 57,051           24,726           32,119
      Customer deposits                                                                 3,355            3,454            3,655
      Accrued payroll                                                                   3,036            3,282            4,989
      Income taxes payable                                                                ---            3,261              ---
      Other accrued expenses                                                           15,902           13,207           17,945
                                                                                    ---------        ---------        ---------
           Total current liabilities                                                  165,719          146,920          126,152

Term loan                                                                                 ---              ---            1,500
Subordinated debt                                                                         640              640              640
Deferred income taxes, net                                                              3,879            3,607            1,868
Other long-term liabilities                                                             3,338            3,138            2,907
                                                                                    ---------        ---------        ---------
           Total liabilities                                                          173,576          154,305          133,067
                                                                                    ---------        ---------        ---------

Commitments and contingencies

Stockholders' equity:
      Common stock                                                                         18               18               18
      Class B common stock                                                                ---              ---              ---
      Additional paid-in capital                                                      105,830          105,795          105,633
      Accumulated earnings                                                             43,158           48,777           39,354
                                                                                    ---------        ---------        ---------
                                                                                      149,006          154,590          145,005
                                                                                    ---------        ---------        ---------
      Less:

      Treasury stock, at cost (3,815,900, 3,822,637 and
      3,357,646 shares, respectively)                                                 (35,852)         (35,937)         (30,915)
                                                                                    ---------        ---------        ---------
           Total stockholders' equity, net                                            113,154          118,653          114,090
                                                                                    ---------        ---------        ---------
           Total liabilities and stockholders' equity                               $ 286,730        $ 272,958        $ 247,157
                                                                                    =========        =========        =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2003 and 2002
                            (unaudited, in thousands)

                                                                                                   Six months ended
                                                                                                   ----------------
                                                                                           July 31, 2003     July 31, 2002
                                                                                           -------------     -------------
Cash flows from operating activities:
    Net income (loss)                                                                         $  (5,619)       $     483
    Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
    Depreciation and amortization                                                                 6,028            5,544
    Loss on disposition of assets                                                                   409               24
    Write-off of deferred loan cost                                                                 516              ---
    Changes in assets and liabilities:
         Decrease(increase)in accounts receivable, net                                            1,288             (853)
         (Increase)decrease in merchandise
         inventories, net of gold consignment                                                    (8,290)           4,551
         (Increase) in other current assets                                                        (740)            (292)
         (Increase) in prepaid income tax                                                        (4,477)            (300)
         Increase in deferred income taxes                                                          359               99
         (Decrease) in customer deposits                                                            (99)            (308)
         Increase(decrease) in accounts payable                                                  21,413          (20,866)
         (Decrease) in income taxes payable                                                      (3,261)          (3,226)
         Increase(decrease) increase in accrued liabilities                                       2,649           (2,754)
                                                                                              ---------        ---------
         Net cash provided by (used in) operating activities                                     10,176          (17,898)
Cash flows from investing activities:
         Capital expenditures                                                                    (8,125)          (4,339)
                                                                                              ---------        ---------
         Net cash used in investing activities                                                   (8,125)          (4,339)
Cash flows from financing activities:
    Borrowing on revolver loan                                                                  363,810          439,385
    Repayment of revolver loan                                                                 (371,925)        (412,968)
    Repayment of term loan                                                                       (4,500)          (2,500)
    Proceeds from exercise of stock options                                                          75            1,407
    Proceeds under employee stock purchase plan                                                      45               10
    Financing costs                                                                              (1,117)             ---
    Increase(decrease) in outstanding checks, net                                                10,912           (3,710)
                                                                                              ---------        ---------
         Net cash (used in) provided by financing activities                                     (2,700)          21,624
                                                                                              ---------        ---------
         Net change in cash and cash equivalents                                                   (649)            (613)
Cash and cash equivalents at beginning of period                                                  2,048            2,741
                                                                                              ---------        ---------
Cash and cash equivalents at end of period                                                    $   1,399        $   2,128
                                                                                              =========        =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1. DESCRIPTION OF OPERATIONS

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 383 stores as of July 31, 2003, located in 38 states, operating in regional or superregional shopping malls. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

         The accompanying Balance Sheet as of January 31, 2003 was derived from the audited financial statements for the year ended January 31, 2003. The accompanying unaudited Balance Sheets as of July 31, 2003 and 2002, and the Statements of Income and Cash Flows for the three and six months ended July 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The interim financial statements should be read in the context of the Financial Statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2003. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

Merchandise Inventories

         Merchandise inventories are stated principally at the lower of weighted average cost or market. Cost is reduced to reflect certain allowances and discounts received from vendors. Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales, buying and occupancy as the merchandise is sold. To the extent the Company's agreements with vendors specify co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such vendor allowances earned pursuant to its 2003 vendor trade agreement as a reduction of inventory cost. The total amount of these allowances as of July 31, 2003 and 2002 was approximately $2,115,000 and $1,531,000, respectively.

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

         The following table illustrates the effect on net income and earnings per share for the three and six months ended July 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                                                    Three months ended                              Six months ended
                                           July 31, 2003          July 31, 2002           July 31, 2003          July 31, 2002
                                           ------------------------------------           ------------------------------------
                                                                (in thousands, except for per share amounts)
                                           -----------------------------------------------------------------------------------
Net income (loss), as reported              $    (2,871)            $      114             $    (5,619)            $     483

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method, net of related tax effects            265                    508                     532                 1,077

                                            ----------------------------------             ---------------------------------
Pro forma net (loss)                        $    (3,136)            $     (394)            $    (6,151)            $    (594)
                                            ==================================             =================================

Earnings per share:
    Basic-as reported                       $     (0.20)            $     0.01             $     (0.40)            $    0.03
                                            ==================================             =================================
    Basic-pro forma                         $     (0.22)            $    (0.03)            $     (0.43)            $   (0.04)
                                            ==================================             =================================

    Diluted-as reported                     $     (0.20)            $     0.01             $     (0.40)            $    0.03
                                            ==================================             =================================
    Diluted-pro forma                       $     (0.22)            $    (0.03)            $     (0.43)            $   (0.04)
                                            ==================================             =================================

         For purposes of pro forma net income and earnings per share calculation in accordance with SFAS 123, for each option granted during the three and six months ended July 31, 2003 and 2002 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

                                              For the three months ended                       For the six months ended
                                         July 31, 2003          July 31, 2002            July 31, 2003         July 31, 2002
                                         -----------------------------------------------------------------------------------
Risk-free interest rate                          3.0%                   4.4%                     3.0%                  4.6%
Dividend yield                                     0                      0                        0                     0

Option life                                5.5 years              5.5 years                5.5 years             5.5 years

Volatility                                        60%                    62%                      61%                   62%

Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that costs associated with disposal or exit activities after December 31, 2002 be recorded at fair value in the period the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003.

         During the six months ended July 31, 2003, the Company closed 6 stores resulting in a charge of $24,000 related to closing costs, net of reversal of $225,000 in prior period accruals for store closing costs and minimum rent. In addition, the Company recorded $374,000 of accelerated depreciation expense in connection with these store closings.

Accounting for Guarantees

         In November 2002, the Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financials statements for the year ended January 31, 2003.

3. ACCOUNTS RECEIVABLE, NET

         As of July 31, 2003, January 31, 2003 and July 31, 2002, accounts receivable consisted of:


                                         July 31, 2003          January 31, 2003                  July 31, 2002
                                         -------------          ----------------                  -------------
                                                                 (in thousands)
Accounts receivable                         $    805                $ 2,165                         $  2,682

Less: allowance for doubtful
accounts                                        (472)                  (544)                            (640)
                                            --------                -------                         --------
Accounts receivable, net                    $    333                $ 1,621                         $  2,042
                                            ========                =======                         ========

4. INVENTORY

         As of July 31, 2003, January 31, 2003 and July 31, 2002, merchandise inventories consisted of:


                                                  July 31, 2003              January 31, 2003            July 31, 2002
                                                  -------------              ----------------            -------------
                                                                              (in thousands)
Raw Materials                                       $  11,171                    $    7,657                $   6,846
Finished Goods                                        194,978                       190,202                  162,534
                                                    ---------                    ----------                ---------
Merchandise Inventories                             $ 206,149                    $  197,859                $ 169,380
                                                    =========                    ==========                =========

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink and scrap costs of $2,286,000, $3,150,000, and $2,771,000 as of July 31, 2003, January 31, 2003 and July 31, 2002,
respectively. As of July 31, 2003, January 31, 2003 and July 31, 2002, consignment inventories held by the Company that were not included in the balance sheets total $76,777,000, $74,924,000, and $68,520,000, respectively.

         In addition, gold consignments of $23,298,000 are not included in the Company's balance sheets as of July 31, 2002 (see Note 6, Financing Arrangements) as the title to such gold has passed to the consignor and is subject to the same risk of physical loss as other inventory held on consignment by the Company. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of approximately $20.5 million. The Company delivered the gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement (see Note 6). The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimated subsequent cost of sales as a result of this transaction to be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately $282,000 and $562,000 of this increase in cost of sales is reflected in the three and six months ended July 31, 2003, respectively. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged.

         Certain merchandise procurement, distribution and warehousing costs were allocated to inventory. As of July 31, 2003, January 31, 2003 and July 31, 2002, the amounts included in inventory were $3,608,000, $3,364,000 and $3,302,000, respectively.

5. ACCOUNTS PAYABLE

         Accounts payable includes outstanding checks, which were $17,424,000, $6,512,000 and $3,430,000 as of July 31, 2003, January 31, 2003 and July 31,
2002, respectively.

6. FINANCING ARRANGEMENTS

         Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement") with certain members of its prior bank group which provides for a total facility of up to $125.0 million through July 28, 2007. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly.

         Under this Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense if the Company's borrowing availability drops below a certain level.

Revolver Loan

         The revolving loan facility under the Credit Agreement is available up to a maximum of $125.0 million, including amounts consigned under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivables. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold which fluctuates based on gold prices. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

         The interest rates for borrowings under the Credit Agreement are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings.

Gold Consignment Facility

         The Company has the opportunity to enter into gold consignments with certain third party financial institutions. At this time the Company has no obligations under the gold consignment facility. The Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigns the gold from the third party financial institution, pursuant to a gold consignment agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. The gold consignment facility is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors.

         The Company has accounted for the transaction as a reduction in its inventories, as it has transferred title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the gold consignment agreement require the Company to deliver the specified quantities of consigned gold back to the third party financial institution at the end of the facility (which currently expires in 2007). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can elect to purchase the consigned quantities at the current market price for gold on that date.

         As of July 31, 2002, the Company sold and simultaneously consigned 66,500 troy ounces of gold for $20.3 million under the gold consignment facility based upon the market price of gold. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the London Interbank Bullion Rates payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold obligations under the Credit Agreement.

7.  DEFERRED FINANCING COSTS

         In conjunction with the Company's refinancing of its prior credit agreement with certain members of its prior bank group, deferred financing costs of $516,000 related to the prior credit facility were written off in the second quarter of fiscal 2003. Costs associated with the second amended and restated credit facility totaling $1.0 million are being amortized over the term of the Credit Agreement.

8.  DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations at July 31, 2003 and 2002.

                                            Three months ended                     Six Months Ended
                                      July 31, 2003      July 31, 2002     July 31, 2003      July 31, 2002
                                      -------------      -------------     -------------      -------------
                                                 (in thousands, except per share amounts)
Net income (loss)                        $ (2,871)          $    114          $ (5,619)          $    483

Weighted average shares for
basic EPS                                  14,215             14,807            14,210             14,719

Incremental shares upon
conversions:
Stock options                                 ---                787               ---                757

Weighted average shares for
diluted EPS                                14,215             15,594            14,210             15,476

Stock options excluded from the
calculation of diluted earnings
per share due to their
antidilutive effect on the
calculations                                1,408                356             2,412                354

9.  RECLASSIFICATIONS

         Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

10. COMMITMENTS AND CONTINGENCIES

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of final settlement approval by the court. The final settlement agreement was preliminarily approved on August 1, 2003 and notices have been sent to class members. Class members have until October 17, 2003 to opt out of the settlement. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time.

         The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case is based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The Company intends to defend the case vigorously. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time.

         The Company has been named as one of 14 defendants in a lawsuit filed August 13, 2003 in the United States District Court for the Southern District of New York, styled Capital Factors, Inc. v. Cosmopolitan Gem Corp., et al., No. 03 Civ. 6097. The case is brought by Capital Factors, Inc. ("Capital"), which provided financing to defendant Cosmopolitan Gem Corp. ("Cosmopolitan"), an entity with which the Company has certain consignment and other commercial arrangements. The complaint alleges that Cosmopolitan defrauded Capital into advancing funds to Cosmopolitan by misrepresenting Cosmopolitan's finances and the profitability of its operations, and that the Company, along with other persons and entities, including other jewelry retailers, aided and abetted or participated in the alleged fraud. The complaint asserts against the Company claims under common law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Capital seeks aggregate damages from the defendants of $30,000,000, with trebling under RICO, plus unspecified punitive damages. The Company intends to defend the lawsuit vigorously. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time. Subsequent to the filing of the complaint, the Company was informed by the SEC that it has opened an informal inquiry into the allegations contained in the lawsuit and is seeking information from a number of parties, including the Company, relating to this matter. The Company intends to cooperate fully with any request for information it may receive from the SEC.


         The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these other claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended July 31, 2003

         Net sales for the second quarter of fiscal 2003 decreased $3.5 million, or 4.6%, to $72.7 million from $76.2 million in the second quarter of fiscal 2002. Comparable store sales decreased $5.3 million, or 7.2%, in the second quarter of fiscal 2003 from the second quarter of fiscal 2002. Additionally, there was a sales decrease of $1.3 million related to closed stores. These decreases were partially offset by sales from new stores of $3.1 million. The total number of merchandise units sold decreased by approximately 2.5% in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 while the average price per merchandise sale declined to $285 in fiscal 2003 from $291 in fiscal 2002. The slower economy and lower consumer confidence contributed to a negative impact on sales. Credit sales as a percentage of net sales increased slightly in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The Company opened three new stores and closed five stores in the second quarter of fiscal 2003 increasing the number of stores open to 383 as of July 31, 2003 compared to 374, as of July 31, 2002.

         Gross profit for the second quarter of fiscal 2003 decreased $2.4 million, or 9.2%, to $24.1 million from $26.5 million in the same period in fiscal 2002. Gross profit as a percentage of net sales decreased to 33.1% in the second quarter of fiscal 2003 from 34.8% in the second quarter of fiscal 2002. The reduction in gross profit margin was primarily impacted by store occupancy expense, including store-closing costs ($0.4 million), which increased at a rate higher than the increase in sales. Gross profit rate was also negatively impacted by an increase mix of watch sales which carry a lower margin than certain other merchandise categories as well as the competitive pricing environment.

         Selling, general and administrative expenses for the second quarter of fiscal 2003 increased $2.0 million, or 7.9%, to $27.3 million from $25.3 million in the second quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 37.5% in the second quarter of fiscal 2003 from 33.1% in the second quarter of fiscal 2002. The dollar increase was primarily related to higher other expense ($1.6 million), higher advertising expense ($0.4 million) and higher personnel expense ($0.3 million) which were partially offset by lower credit expense ($0.3 million). The increase in other expenses is primarily due to the increase in the number of stores and increases in professional fees, but was partially offset by lower expenses in existing stores resulting from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Advertising expense increased due to a new promotional initiative in 2003. Prior to the adoption of EITF 02-16, management had expected that the impact of the promotional initiatives would be offset by advertising co-op allowances. Payroll costs increased primarily due to the increased number of stores, but were offset by measures taken to reduce payroll hours and control labor rates in existing stores.

         Interest expense increased $0.5 million to $1.6 million in the second quarter of fiscal 2003 from $1.1 million in the second quarter of fiscal 2002, resulting from the write off of $516,000 of deferred financing fees related to the refinancing of the prior credit facility with certain members of the prior bank group and higher average borrowings partially offset by lower average interest rates.

         Income taxes decreased $1.9 million resulting in a benefit of $1.8 million in the second quarter of fiscal 2003 compared to an expense of $0.1 million in the second quarter of fiscal 2002, reflecting an effective annual tax rate of 39.0% and 35.8% in the second quarter of fiscal 2003 and 2002, respectively. The Company's annual effective tax rate was 38.1% for fiscal 2002.

         Net loss of $2.9 million in the second fiscal quarter of 2003, compared to net income of $0.1 million in the second quarter of fiscal 2002, resulted from the factors discussed individually above.

Results of Operations for the Six Months Ended July 31, 2003

         Net sales for the six months ended July 31, 2003 decreased $9.0 million, or 5.9%, to $141.9 million from $150.8 million in the six months ended July 31, 2002. Comparable store sales decreased $11.7 million, or 7.9%, in the first six months of fiscal 2003 from the same period in fiscal 2002. These decreases were partially offset by sales from new stores of $5.5 million. Additionally, there were sales decreases of $2.8 million primarily related to closed stores. The total number of merchandise units sold increased slightly in the first six months of fiscal 2003 from the first six months of fiscal 2002 and the average price per merchandise sale declined to $281 in fiscal 2003 from $300 in fiscal 2002. The slower economy and lower consumer confidence had a negative impact on sales. Credit sales as a percentage of net sales increased slightly in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The Company opened 19 new stores and closed six stores in the first six months of fiscal 2003 increasing the number of stores open to 383 as of July 31, 2003 compared to 374 as of July 31, 2002.

         Gross profit for the first six months of fiscal 2003 decreased $6.5 million, or 12.2%, to $47.2 million from $53.8 million compared to the same period in fiscal 2002. Gross profit as a percentage of sales decreased to 33.2% from 35.6% in the same period of fiscal 2002. The reduction in gross profit margin was primarily impacted by store occupancy expense, including store-closing costs ($0.4 million), which increased at a rate higher than the increase in sales. Gross profit rate was also negatively impacted by an increase mix of watch sales which carry a lower margin than certain other merchandise categories as well as the competitive pricing environment.

         Selling, general and administrative expenses for the six months ended increased $3.1 million, or 6.0% to $53.9 million from $50.9 million for the first six months of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 38.0% in the first half of fiscal 2003 from 33.7% in the first half of fiscal 2002. The dollar increase was primarily related to higher other expense ($1.9 million), higher advertising expense ($0.8 million) and higher personnel expense ($0.8 million), which were partially offset by lower credit expense ($0.4 million). The increase in other expenses is primarily due to the increase in the number of stores and increases in professional fees, but was partially offset by lower expenses in existing stores resulting from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Advertising expense increased due to a new promotional initiative in 2003. Prior to the adoption of EITF 02-16, management had expected that the impact of the promotional initiatives would be offset by advertising co-op allowances. Payroll costs increased primarily due to the increased number of stores, but were offset by measures taken to reduce payroll hours and control labor rates in existing stores.

         Interest expense increased $0.4 million to $2.5 million in the first six months of fiscal 2003 from $2.1 million in the first six months of fiscal

2002, resulting from the write-off of $516,000 of deferred financing fees related to the refinancing of the prior credit facility with certain members of the prior bank group and higher average borrowings partially offset by average lower interest rates.

         Income taxes decreased $3.9 million resulting in a benefit of $3.6 million in the first half of fiscal 2003 compared to an expense of $0.3 million in the prior period, reflecting an effective annual tax rate of 39.0% and 35.7%, respectively. The Company's annual effective tax rate was 38.1% for fiscal 2002.

         Net loss of $5.6 million in the six months ended July 31, 2003, compared to net income of $0.5 million in the six months ended July 31, 2002, resulted from the factors discussed individually above.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of July 31, 2003, the maximum availability under the new credit facility was $125.0 million based on the borrowing base formula, and the Company had $86.4 million of outstanding borrowings under this credit facility.

         The Company's cash flow provided by operating activities was $10.2 million in the first six months of 2003 compared to $17.9 million used in operating activities in the first six months of fiscal 2002. Increases in accounts payable ($21.4 million), accrued liabilities ($2.6 million), depreciation and amortization ($6.0 million) and decreased accounts receivable ($1.3 million) were partially offset by increases in merchandise inventories ($8.3 million), decreased income tax payable ($3.3 million), increased prepaid income tax ($4.5 million) and loss from operations ($5.6 million). The increase in accounts payable in fiscal 2003 reflects the impact of timing of vendor payments resulting from the Company's strategy to pay certain accounts payable in advance in fiscal 2002 in order to earn additional cash discounts. The increase in merchandise inventories primarily related to inventory for 19 new store openings completed in the first six months of fiscal 2003.

         The Company utilized cash in the first six months of 2003 primarily to pay down revolver borrowings ($8.1 million), fund capital expenditures ($8.1 million) related to the opening of 19 new stores in the first six months of 2003, to repay the term loan ($4.5 million) and to pay financing costs ($1.0 million) associated with the second amended and restated credit facility.

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

Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that costs associated with disposal or exit activities after December 31, 2002 be recorded at fair value in the period the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003, which had no significant impact on its financial statements.

Accounting by a Customer for Certain Consideration Received from a Vendor

         Merchandise inventories are stated principally at the lower of weighted average cost or market. Cost is reduced to reflect certain allowances and discounts received from vendors. Periodic payments from vendors in the form of buy downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales, buying and occupancy as the merchandise is sold. To the extent the Company's agreements with vendors specify co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such vendor allowances earned pursuant to its 2003 vendor trade agreements as a reduction of inventory cost. The total amount of these allowances earned as of July 31, 2003 and 2002 was approximately $2,115,000 and $1,531,000, respectively.

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

Accounting for Guarantees

         In November 2002, the Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2003.

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

Item 4. Controls and Procedures

         As of July 31, 2003, the Company's management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II - OTHER INFORMATION

Item 1.           Legal Proceedings

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of final settlement approval by the court. The final settlement agreement was preliminarily approved on August 1, 2003 and notices have been sent to class members. Class members have until October 17, 2003 to opt out of the settlement.

         The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case is based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The Company intends to defend the case vigorously. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time.

         The Company has been named as one of 14 defendants in a lawsuit filed August 13, 2003 in the United States District Court for the Southern District of New York, styled Capital Factors, Inc. v. Cosmopolitan Gem Corp., et al., No. 03 Civ. 6097. The case is brought by Capital Factors, Inc. ("Capital"), which provided financing to defendant Cosmopolitan Gem Corp. ("Cosmopolitan"), an entity with which the Company has certain consignment and other commercial arrangements. The complaint alleges that Cosmopolitan defrauded Capital into advancing funds to Cosmopolitan by misrepresenting Cosmopolitan's finances and the profitability of its operations, and that the Company, along with other persons and entities, including other jewelry retailers, aided and abetted or participated in the alleged fraud. The complaint asserts against the Company claims under common law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Capital seeks aggregate damages from the defendants of $30,000,000, with trebling under RICO, plus unspecified punitive damages. The Company intends to defend the lawsuit vigorously. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time. Subsequent to the filing of the complaint, the Company was informed by the SEC that it has opened an informal inquiry into the allegations contained in the lawsuit and is seeking information from a number of parties, including the Company, relating to this matter. The Company intends to cooperate fully with any request for information it may receive from the SEC.

         The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these other claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

         (a) The Company held its annual meeting of stockholders on June 25, 2003.

         (b) No answer required.

         (c) Proposal 1 involved the election of three directors to serve until the 2006 annual meeting. Those directors and the voting results were as follows:

    NOMINEE                               FOR                 AUTHORITY WITHHELD
--------------------------------------------------------------------------------
Hugh M. Patinkin                      13,307,109                   277,210
--------------------------------------------------------------------------------
Norman J. Patinkin                    10,333,243                 3,251,076
--------------------------------------------------------------------------------
Daniel H. Levy                        13,206,056                   378,263
--------------------------------------------------------------------------------

There were no votes cast against any nominee, and there were no broker non-votes with respect to any nominee.

         (d)  Not applicable.

Item 5 - Other Information

Forward-Looking Statements

         This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets, acts of terrorism, armed conflict, or other factors which negatively impacts the retail sales environment and/or reduce discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic conditions, a change in the financial markets, acts of terrorism, armed conflict or other factors; (3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business; (6) the extent and success of our marketing and promotional programs; (7) personnel costs and the extent to which we are able to retain and attract key personnel; (8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices; (15) the extent and results of our E-commerce strategies and those of others; (16) the potential effect of power crises on the Company's operations including blackouts affecting our stores and the malls in which they are located and the ability of our suppliers to produce and deliver inventory; (17) the potential adverse impact of new virus and other computer security programs; (18) regulation affecting the industry generally, including regulation of marketing practices; (19) the successful integration of acquired locations and assets into our existing operations; (20) business interruption or a negative impact on the business as a result of events beyond the control of the Company, including natural disaster, acts of God, actions or decrees of governmental bodies and acts of war or terrorism; and (21) the risk factors identified from time to time in our filings with the SEC.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit Number                                                      Description
         --------------                                                      -----------
               10.1             Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29,
                                2003, among the Company, the Banks listed therein, LaSalle Bank National Association, ABN AMRO Bank
                                N.V., and JP Morgan Chase Bank

               31.1             Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange
                                Act of 1934

               31.2             Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange
                                Act of 1934

               32.1             Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2             Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                           On May 8, 2003, the Company filed a Current Report on
                  Form 8-K with the SEC, to furnish, under Item 12 of that form, a press release announcing sales for the first quarter ended April 30, 2003.

                           On May 28, 2003, the Company filed a Current Report
                  on Form 8-K with the SEC, to furnish, under Item 12 of that form, a press release reporting financial results for the first quarter ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHITEHALL JEWELLERS, INC.
                                      (Registrant)

Date: September 12, 2003              By: /s/ Jon H. Browne
                                          -------------------------------------
                                          Jon H. Browne
                                          Executive Vice President -
                                          Chief Financial Officer and
                                          Treasurer
                                          (duly authorized officer and
                                          principal financial officer)