Form 10-Q
period 2003-10-31
WHITEHALL JEWELLERS INC
filed 2003-12-22
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ---------------------
Commission file number:   0-028176

                            Whitehall Jewellers, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                       36-1433610
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

155 N. Wacker Drive, Suite 500, Chicago, IL                       60606
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

      The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of December 12, 2003 was 13,919,409 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of December 12, 2003 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2003



PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Operations for the three months and nine months ended October 31, 2003 and 2002 (unaudited)

           Balance Sheets - October 31, 2003, January 31, 2003 and October 31, 2002 (unaudited)

           Statements of Cash Flows for the nine months ended October 31, 2003 and 2002(unaudited)

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

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits
           (b)   Reports on Form 8-K

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 2003 and 2002
              (unaudited, in thousands, except for per share data)

                                        Three months ended          Nine months ended
                                                     October                     October
                                                    31, 2002                    31, 2002
                                       October     (Restated      October      (Restated
                                      31, 2003     - Note 12)     31, 2003     - Note 12)
                                      --------     ----------     --------    -----------


Net sales                             $ 66,179      $ 61,831      $208,060      $212,662

Cost of sales (including buying
and occupancy expenses)                 45,299        43,069       139,877       140,361
                                      --------      --------      --------      --------
  Gross profit                          20,880        18,762        68,183        72,301

  Selling, general and
    administrative expenses             30,541        25,553        84,534        76,431
                                      --------      --------      --------      --------
  Loss from operations                  (9,661)       (6,791)      (16,351)       (4,130)

Interest expense                           869         1,168         3,341         3,291
                                      --------      --------      --------      --------
  Loss before income taxes             (10,530)       (7,959)      (19,692)       (7,421)

Income tax benefit                      (3,122)       (2,849)       (6,694)       (2,658)
                                      --------      --------      --------      --------

  Net loss                            $ (7,408)      $(5,110)    $ (12,998)      $(4,763)
                                      ========      ========      ========      ========

Basic earnings per share:

  Net loss                            $  (0.53)      $ (0.35)      $ (0.92)      $ (0.33)
                                      ========      ========      ========      ========
  Weighted average common share
    and common share equivalents        14,051        14,475        14,156        14,637
                                      ========      ========      ========      ========

Diluted earnings per share:

  Net loss                             $ (0.53)      $ (0.35)      $ (0.92)      $ (0.33)
                                      ========      ========      ========      ========
  Weighted average common share
    and common share equivalents        14,051        14,475        14,156        14,637
                                      ========      ========      ========      ========




    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                 (unaudited, in thousands except for share data)


                                                            January 31,     October
                                                               2003         31, 2002
                                              October 31,    (Restated     (Restated
                                                 2003        - Note 12)    - Note 12)
                                              -----------    ---------     ----------

          ASSETS

Current Assets:

    Cash                                        $ 1,251        $ 2,048       $ 1,917
    Accounts receivable, net                        497          1,621         1,596
    Merchandise inventories                     229,393        196,694       219,186
    Other current assets                          1,558          1,470         1,552
    Current income tax benefit                    7,122            ---         3,649
    Deferred financing costs                        261            510           510
    Deferred income taxes, net                    2,577          2,627         2,674
                                              ---------      ---------      --------
        Total current assets                    242,659        204,970       231,084
Property and equipment, net                      62,002         61,634        62,686
Goodwill                                          5,662          5,662         5,662
Deferred financing costs                            683            213           341
                                              ---------      ---------      --------
        Total assets                           $311,006      $ 272,479      $299,773
                                               ========      =========      ========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Revolver loan                              $107,104       $ 94,490      $ 98,404
    Current portion of long-term debt               640          4,500         6,000
    Accounts payable                             71,169         26,784        63,624
    Customer deposits                             4,771          3,454         3,789
    Accrued payroll                               4,778          3,282         4,099
    Income taxes payable                            ---          3,303           ---
    Other accrued expenses                       14,236         11,380        12,370
                                               --------       --------      --------
        Total current liabilities               202,698        147,193       188,286
Long-term debt                                      ---            640           640
Deferred income taxes, net                        3,442          3,607         2,191
Other long-term liabilities                       3,446          3,138         3,018
                                              ---------      ---------      --------
        Total liabilities                       209,586        154,578       194,135
                                               --------       --------      --------
Commitments and contingencies

Stockholders' equity:
    Common stock                                     18             18            18
    Class B common stock                            ---            ---           ---
    Additional paid-in capital                  106,041        105,795       105,635
    Accumulated earnings                         35,027         48,025        33,568
                                               --------       --------      --------
                                                141,086        153,838       139,221
                                               --------       --------      --------
    Less:

    Treasury stock, at cost (4,135,626,
    3,822,637 and 3,629,148 shares,
    respectively)                               (39,666)       (35,937)      (33,583)
                                               --------       --------      --------
        Total stockholders' equity, net         101,420        117,901       105,638
                                               --------       --------      --------
        Total liabilities and
        stockholders' equity                   $311,006       $272,479      $299,773
                                               ========       ========      ========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the nine months ended October 31, 2003 and 2002
                            (unaudited, in thousands)

                                                           Nine months ended
                                                           -----------------
                                                                     October 31,
                                                                        2002
                                                      October 31,    (Restated
                                                          2003       - Note 12)
                                                      -----------    -----------

Cash flows from operating activities:
  Net loss                                             $ (12,998)       $(4,763)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                            8,981          8,342
  Loss on disposition of assets                              549            120
  Write-off of deferred loan cost                            516            ---
  Changes in assets and liabilities:
    Decrease(increase)in accounts receivable, net          1,124           (407)
    (Increase) in merchandise inventories, net of        (32,699)       (25,635)
    gold consignment
    (Increase) in other current assets                       (88)          (579)
    (Increase) in current income tax benefit              (7,122)        (3,680)
    (Decrease) increase in deferred income taxes            (115)           534
    Increase (decrease) in customer deposits               1,317           (174)
    Increase in accounts payable                          42,784           7,688
    (Decrease) in income taxes payable                    (3,303)        (3,226)
    Increase (decrease) in accrued payroll                 1,496         (2,171)
    Increase (decrease) in accrued liabilities             2,856         (5,799)
    Increase in other long-term liabilities                  308            358
                                                        --------       --------
    Net cash provided by (used in) operating               3,606        (29,392)
    activities

  Cash flows from investing activities:

    Capital expenditures                                  (9,492)        (6,851)
                                                        --------       --------
    Net cash used in investing activities                 (9,492)        (6,851)
Cash flows from financing activities:

  Borrowing on revolver loan                             689,317        696,648
  Repayment of revolver loan                            (676,703)      (633,521)
  Repayment of term loan                                  (4,500)        (3,750)
  Purchase of consigned gold                                 ---        (20,453)
  Purchase of treasury stock                              (3,832)        (4,194)
  Proceeds from exercise of stock options                    259          1,410
  Proceeds under employee stock purchase plan                 63             40
  Financing costs                                         (1,117)           ---
  Increase(decrease) in outstanding checks, net            1,602           (761)
                                                        --------       --------
    Net cash provided by financing activities              5,089         35,419
                                                        --------       --------
    Net change in cash and cash equivalents                 (797)          (824)
Cash and cash equivalents at beginning of period           2,048          2,741
                                                        --------       --------
Cash and cash equivalents at end of period               $ 1,251        $ 1,917
                                                        ========       ========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1. DESCRIPTION OF OPERATIONS

      The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 384 stores as of October 31, 2003, located in 38 states, operating in regional or superregional shopping malls. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. In the current period, the Company has incurred professional fees associated with the contingencies described in Note 10 of the financial statements, which have been expensed as the service is incurred. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K/A for the fiscal year ended January 31, 2003, to be filed as soon as practicable. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

Merchandise Inventories

      Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from merchandise vendors. Periodic credits or payments from merchandise vendors in the form of buydowns, volume or other purchase discounts and other vendor consideration are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired.

      To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The total amount of these allowances and other vendor consideration as of October 31, 2003, January 31, 2003 and October 31, 2002 was approximately $3,327,000, $3,254,000 and
$2,054,000, respectively.

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

Goodwill

      Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations. Under the Financial Accounting Standards Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are reviewed at least annually (or more frequently if impairment indicators arise) for impairment. The Company adopted SFAS 142 on February 1, 2002 and has discontinued the amortization of goodwill. The Company reviewed goodwill for impairment as of October 31, 2003 and determined that no impairment existed.

Income Taxes

      Due to the seasonal nature of the business, the Company tends to generate a significant portion of its income in the fourth quarter. However, significant professional fees are being incurred with respect to the contingencies described in Note 10 of the financial statements which will continue into the fourth quarter. While the 34.0% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and the full year could vary significantly from that of the previous quarters. The effective rate of 29.6% for the three months ended October 31, 2003 is the result of reducing the estimated annual effective rate from 39.0% to 34.0% in the third quarter. In addition, the Company tends to generate tax benefits in early quarters, which are expected to be realized in later quarters or through carry back to prior fiscal years.

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

      The following table illustrates the effect on net income and earnings per share for the three and nine months ended October 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                              Three months ended                Nine months ended
                                        October 31,                       October 31,
                                           2002                              2002
                         October 31,    (Restated          October 31,    (Restated
                             2003       - Note 12)             2003       - Note 12)
                         ------------------------------------------------------------
                                 (in thousands, except for per share amounts)
                         ------------------------------------------------------------

Net loss, as reported     $ (7,408)       $ (5,110)        $ (12,998)     $ (4,763)

Deduct:  Total
stock-based employee
compensation expense           306             508               863         1,586
determined under fair
value based method,
net of related tax
effects
                          ------------------------         ------------------------
Pro forma net loss        $ (7,714)       $ (5,618)        $ (13,861)      $ (6,349)
                          ========================         ========================
Earnings per share:
    Basic-as reported     $  (0.53)       $  (0.35)        $   (0.92)      $  (0.33)
                          ========================         ========================
    Basic-pro forma       $  (0.55)       $  (0.39)        $   (0.98)      $  (0.43)
                          ========================         ========================
    Diluted-as reported   $  (0.53)       $  (0.35)        $   (0.92)      $  (0.33)
                          ========================         ========================
    Diluted-pro forma     $  (0.55)       $  (0.39)        $   (0.98)      $  (0.43)
                          ========================         ========================



      For purposes of pro forma net income and earnings per share calculation in accordance with SFAS 123, the fair value of each option granted during the three and nine months ended October 31, 2003 and 2002 is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:


                        For the three months ended       For the nine months ended
                       October 31,     October 31,      October 31,    October 31,
                           2003           2002              2003           2002
                       ------------------------------------------------------------

Risk-free interest           3.6%            3.7%             3.1%           4.6%
    rate
Dividend yield                 0               0                0              0

Option life            5.5 years       5.5 years        5.5 years      5.5 years

Volatility                    59%             62%              60%            62%



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

      During the three months ended October 31, 2003, the Company closed one store resulting in a charge of $10,000 related to closing costs. In addition, the Company recorded $130,000 of accelerated depreciation expense in connection with this store closing.

      During the nine months ended October 31, 2003, the Company closed 7 stores resulting in a charge of $34,000 related to closing costs, net of reversal of $225,000 in prior period accruals for store closing costs and minimum rent. In addition, the Company recorded $504,000 of accelerated depreciation expense in connection with these store closings.

      In the normal course of business, the Company closes stores. To the extent such closings are not located in the same general geographic area of existing store sites, discontinued operations disclosure would be presented if material to the financial statement presentation.

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

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company has no liabilities recorded for these obligations as of October 31, 2003.

3. ACCOUNTS RECEIVABLE, NET

      As of October 31, 2003, January 31, 2003 and October 31, 2002, accounts receivable consisted of:



                           October 31,        January 31,     October 31,
                              2003               2003           2002
                           -----------        -----------     -----------
                                            (in thousands)


Accounts receivable           $1,006            $2,165           $2,043

Less: allowance for
doubtful accounts               (509)             (544)            (447)
                              ------            ------           ------
Accounts receivable, net      $  497            $1,621           $1,596
                              ======            ======           ======

4. INVENTORY

      As of October 31, 2003, January 31, 2003 and October 31, 2002, merchandise inventories consisted of:

                                                  January 31,       October 31,
                                                     2003              2002
                                October 31,       (Restated         (Restated
                                   2003           - Note 12)        - Note 12)
                                -----------     --------------      -----------
                                                (in thousands)

Raw materials                     $  9,070           $  7,657         $  7,483
Finished goods                     220,323            189,037          211,703
                                  --------           --------         --------
Merchandise inventories           $229,393           $196,694         $219,186
                                  ========           ========         ========


      Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink and scrap costs of $3,457,000, $3,567,000, and $4,313,000 as of October 31, 2003, January 31, 2003 and October 31, 2002, respectively. As of October 31, 2003, January 31, 2003 and October 31, 2002, consignment inventories held by the Company that were not included in the balance sheets total $90,765,000, $74,924,000, and $76,099,000, respectively.

      In addition, gold consignments are not included in the Company's balance sheet (see Note 6, Financing Arrangements) as the title to such gold passes to the consignor and is subject to the same risk of physical loss as other inventory held on consignment by the Company. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of approximately $20.5 million. The Company delivered the gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement (see Note 6). The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company and resulted in a higher weighted average cost of sales in subsequent periods. The Company estimated subsequent cost of sales as a result of this transaction to be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately $236,000 and $798,000 of this increase in cost of sales is reflected in the three and nine months ended October 31, 2003, respectively, and approximately $236,000 is reflected in cost of sales for both the three and nine months ended October 31, 2002. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged.

      Certain merchandise procurement, distribution and warehousing costs were allocated to inventory. As of October 31, 2003, January 31, 2003 and October 31, 2002, the amounts included in inventory were $3,831,000, $3,364,000 and $3,567,000, respectively.

5. ACCOUNTS PAYABLE

      Accounts payable includes outstanding checks, which were $8,114,000, $6,512,000 and $6,379,000 as of October 31, 2003, January 31, 2003 and October
31, 2002, respectively.

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

      Under this Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense if the Company's borrowing base availability drops below a certain level. As of October 31, 2003, the calculated revolver availability, pursuant to the Credit Agreement, exceeded the maximum availability of $125.0 million. The Company had $107.1 million of outstanding borrowings under the revolving loan facility as of October 31, 2003.

      On October 29, 2003, the Company entered into a letter agreement with its lenders which clarified and supplements the existing provisions of the Company's Credit Agreement with respect to the consolidated Capital Factors actions, the Securities and Exchange Commission (the "SEC") investigation and the investigation by the United States Attorney described in Note 10 to the financial statements. Pursuant to the letter agreement, the lenders under the Credit Agreement have reserved their rights to determine that the consolidated Capital Factors actions, the SEC investigation or the United States Attorney's investigation constitutes a breach of the Credit Agreement. If the required lenders were to make such a determination, they would have the right to declare an event of default and cease funding under the revolving loan facility, under the Credit Agreement, among other things. If the existing lenders were to cease funding under the revolving loan facility the Company would be required to seek new financing. There is no assurance that such financing would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, as described in Note 10 of the financial statements.

      On December 15, 2003, the Company entered into a second letter agreement with respect to the Credit Agreement, pursuant to which the lenders have extended the date by which the Company is required to deliver its financial statements for the third quarter of fiscal 2003 from December 15, 2003 to December 31, 2003. In addition, as scheduled under the terms of the original Credit Agreement, the interest rate at which London Interbank Offered Rate ("LIBOR") based borrowings are available under the Credit Agreement increased from LIBOR plus 1.5% to LIBOR plus 2.0% as of December 15, 2003. Also, the Company has agreed to provide a semi-monthly borrowing base certificate.

Revolver Loan

      The revolving loan facility under the Credit Agreement is available up to a maximum of $125.0 million, including amounts consigned under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivables. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold, which fluctuates based on gold prices. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

      The interest rates for borrowings under the Credit Agreement are, at the Company's option, based on LIBOR rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for LIBOR borrowings.

Gold Consignment Facility

      The Company has the opportunity to enter into gold consignments with certain third party financial institutions. At this time the Company has no obligations under the gold consignment facility. In the event of a consignment of gold, the Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigns the gold from the third party financial institution, pursuant to a gold consignment agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. The gold consignment facility is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors.

      The Company has accounted for gold consignment transactions as a reduction in its inventories, as it has transferred title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the gold consignment agreement require the Company to deliver the specified quantities of consigned gold back to the third party financial institution at the end of the facility (which currently expires in 2007). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can elect to purchase the consigned quantities at the current market price for gold on that date.

      Beginning August 23, 2002, the Company had no obligations under the gold consignment facility. The facility provides for the sale of a maximum 115,000 troy ounces or $40.0 million. Under the agreement, the Company pays consignment fees based on the LIBOR payable monthly. Consignment rates and commitment fees on the unused portion of the gold consignment facility float based upon the Company's quarterly financial performance. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all of the Company's existing gold obligations under the Credit Agreement.

7. DEFERRED FINANCING COSTS

      In conjunction with the Company's refinancing of its prior credit agreement with certain members of its prior bank group, deferred financing costs of $516,000 related to the prior credit facility were written off and included in interest expense in the second quarter of fiscal 2003. Costs associated with the second amended and restated credit facility totaling approximately $1.0 million are being amortized over the term of the Credit Agreement.

8. DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

      The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations at October 31, 2003 and 2002.

                              Three months ended                    Nine Months Ended

                                           October 31,                           October 31,
                                               2002                                  2002
                          October 31,      (Restated-          October 31,       (Restated-
                              2003          Note 12)              2003            Note 12)
                          -------------    ------------       -------------      -----------
                                                      (in thousands)


Net loss                    $ (7,408)        $ (5,110)          $ (12,998)         $ (4,763)


Weighted average
shares for basic EPS          14,051           14,475              14,156            14,637

Incremental shares upon
conversions:
Stock options                    ---              ---                 ---              ---

Weighted average
shares for diluted EPS        14,051           14,475              14,156           14,637

Stock options excluded
from the calculation
of diluted earnings
per share due to their         2,951            2,818               2,960            2,853
antidilutive effect on
the calculations



9. RECLASSIFICATIONS

      Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

10. COMMITMENTS AND CONTINGENCIES

      The Company entered into a three-year purchase agreement with one of its merchandise inventory vendors in February 2003. Under the terms of the agreement, the Company is committed to future minimum purchases of $16,000,000 in 2003, and $8,000,000 for each of the next two calendar years but only to the extent the Company returns and the vendor accepts merchandise inventory from the Company in specified proportions to the purchase commitment. In exchange for this purchase agreement, the vendor agreed to accept from the Company $5,000,000 of merchandise inventory, some of which was damaged. As of October 31, 2003, the Company had purchased approximately $9,950,000 and returned approximately $3,140,000 of merchandise inventory under this agreement.

      The Company entered into a purchase agreement with one of its other merchandise inventory vendors in October 2003. Under the terms of this agreement, the Company is committed to future minimum purchases of $2,377,500 through September 2004. The Company has the right to return to the vendor an amount of inventory equal up to fifty percent of the inventory purchased under this agreement. As of October 31, 2003, the Company had not made any inventory purchases or returns under this agreement.

      On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case was based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of final settlement approval by the court. The court granted final approval to the settlement on December 11, 2003.

      The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case was based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The parties have reached a settlement of the suit for an amount that is not significant in relation to the Company's financial statements.

      The Company has been named as one of 14 defendants in a lawsuit originally filed in the United States District Court for the Southern District of New York, now pending in New York State Supreme Court, Commercial Division. The case is brought by Capital Factors, Inc. ("Capital Factors"), which provided financing to defendant Cosmopolitan Gem Corp. ("Cosmopolitan"), an entity with which the Company has certain consignment and other commercial arrangements. The complaint alleges that Cosmopolitan defrauded Capital Factors into advancing funds to Cosmopolitan by misrepresenting Cosmopolitan's finances and the profitability of its operations, and that the Company, along with other persons and entities, including other jewelry retailers, aided and abetted or participated in the alleged fraud. The complaint asserts against the defendants, including the Company, claims under common law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Capital Factors seeks aggregate damages from all of the defendants, including the Company, of $30,000,000, plus unspecified punitive damages, interest and fees. Damages, excluding punitive damages, awarded pursuant to claims asserted under RICO as well as interest on such damages are subject to trebling, within the discretion of the court.

      The Company has also been named as one of 13 defendants in an amended complaint filed on December 2, 2003 by International Diamonds, L.L.C. ("International") and its affiliate, Astra Diamonds Manufacturers, Ltd. ("Astra"). Astra is an Israeli diamond wholesaler that supplied diamonds to Cosmopolitan; International is a joint venture formed by Cosmopolitan and Astra to sell high quality finished diamond jewelry in the United States. The amended complaint, consolidated with the Capital Factors action described above (the "consolidated Capital Factors actions"), alleges that the Company, along with other jewelry retailers and business affiliates of Cosmopolitan, participated in Cosmopolitan's fraudulent scheme to defraud Capital Factors, and thus injured International and Astra. The complaint asserts claims under common law and RICO, seeking aggregate damages from all of the defendants, including the Company, of $6,800,000 plus interest and fees. Damages awarded pursuant to claims under RICO as well as interest on such damages are subject to trebling, within the discretion of the court. In addition, the complaint alleges claims against the Company for breach of contract for approximately $2,520,000 in goods delivered and invoiced to the Company, for which International has not received payment.

      In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that Whitehall owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount may be included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims, although the Company is not certain at this time. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities.

      In these consolidated Capital Factors actions, discovery has just begun, few documents have been exchanged, no depositions have been taken, and the Company has not answered either the Capital Factors complaint or the amended International complaint. The Company intends to defend these lawsuits vigorously.

      The United States Attorney for the Eastern District of New York is conducting a criminal investigation regarding matters that include those alleged in the consolidated Capital Factors actions. The Company, among others, is a subject of such criminal investigation and is cooperating fully with the United States Attorney.

      In addition, subsequent to the filing of the complaint by Capital Factors and as previously disclosed, the SEC initiated an informal inquiry into matters that are the subject of the consolidated Capital Factors actions. On November 3, 2003, the Company received a subpoena issued by the SEC as a part of a formal investigation by the SEC with respect to such matters. In connection with this formal investigation, the SEC has requested that the Company produce certain additional documents relating to the matters that are the subject of the consolidated Capital Factors actions. The Company is cooperating fully with the SEC in connection with this formal investigation.

      As previously announced, the Company is conducting an internal investigation in connection with the consolidated Capital Factors actions and the related investigations by the United States Attorney for the Eastern District of New York and the SEC. As a result of this internal investigation, as previously announced, the Company terminated the employment of its Chief Financial Officer who had been on leave.

      Because these matters are still in their early stages, the Company is unable at this time to predict the outcome of this contingency or the potential exposure associated with the consolidated Capital Factors actions or the United States Attorney and SEC investigations or to estimate the impact of this reasonably possible contingent liability on the Company's results of operations, financial condition or liquidity. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity, as further described below. Direct costs of approximately $0.7 million incurred as a result of the consolidated Capital Factors actions, the United States Attorney and SEC investigations, and the Company's internal investigation, have been expensed through October 31, 2003.

      On October 29, 2003, the Company entered into a letter agreement with its lenders which clarified and supplements the existing provisions of the Credit Agreement with respect to the consolidated Capital Factors actions, the SEC investigation and the investigation by the United States Attorney. Pursuant to the letter agreement, the lenders under the Credit Agreement have reserved their rights to determine that the consolidated Capital Factors actions, the SEC inquiry or the United States Attorney's investigation constitutes a breach of the Credit Agreement. If the required lenders were to make such a determination, they would have the right to declare an event of default and cease funding under the revolving loan facility under the Credit Agreement, among other things. If the existing lenders were to cease funding under the revolving loan facility, the Company would be required to seek new financing. There is no assurance that new financing would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility and if the

Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of assets and liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the occurrence of the previously mentioned uncertainties.

      In the course of the Company's internal investigation, as previously announced, the Company discovered that its Executive Vice President, Merchandising, violated a Company policy with respect to Company documentation regarding the age of certain store inventory. Following that discovery, the Company placed the executive on leave pending further investigation. Since then, the Company discovered additional irregularities with respect to the classification of inventory for the year ending January 31, 2001 and for the quarter ending April 30, 2001, and for certain prior periods. These irregularities resulted in inventory and accounts payable being equally understated by approximately $6,300,000 for the period ending January 31, 2001 and approximately $2,500,000 for the period ending April 30, 2001. Such irregularities had no effect on the Company's balance sheet for any subsequent periods, including the years ending January 31, 2002 and January 31, 2003. The matters referred to above did not have any income statement effects. As a result of these matters, the Company terminated the employment of its Executive Vice President, Merchandising.

      The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these other claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

11. RELATED PARTY TRANSACTIONS

      The Company operates a program under which executive officers and directors are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. For the first nine months of fiscal 2003, such purchases by executive officers and directors totaled approximately $150,000.

12. PRIOR PERIOD RESTATEMENTS

      In December 2003, the Company restated previously issued financial statements to record adjustments resulting from various accounting matters described below. The Company restated financial statements for the three-month periods ended April 30, 2003 and 2002, the three and six month periods ended July 31, 2003 and 2002 and the three-month and nine-month period ended October 31, 2002. The impact of these restatements on net income has also been disclosed on Form 8-K filed with the SEC on December 22, 2003, which also includes the three previous years ended January 31, 2003.

Adjustments to restate the financial statements are summarized into the following four categories:

      A. Merchandise inventory valuation adjustments

      In prior periods, the Company entered into certain contemporaneous agreements to both purchase merchandise inventory and return substandard merchandise inventory to vendors, outside of the normal contractual return privileges. Additionally, in fiscal 2001, the Company entered into a barter arrangement for approximately $250,000 of merchandise inventory that involved the exchange of merchandise inventory for barter credits. These arrangements involved receiving vendor allowances at an amount greater than the merchandise inventory fair market value in exchange for purchases of merchandise inventory at a date in the future. The company has restated the financial statements to write-down the substandard merchandise inventory to fair market value and record the consideration received in excess of the fair market value of the substandard inventory as a vendor allowance, which benefits cost of sales in the inventory turn-over period.

      In periods prior to February 1, 2000, the Company had written down substandard inventory to fair market value and did not exchange such inventory with vendors.

      B. Software development costs and amortization

      The financial statements have been restated to capitalize certain costs associated with software development that were expensed in the six-months ended July 31, 2003, in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In addition, the Company amortized certain capitalized software development costs prior to the project being placed in service and has reversed such amortization in the restated financial statements.

      C. Vendor advertising/promotion credits

      Certain vendor consideration, primarily related to co-op advertising and program sponsorships, was received in the six-months ended July 31, 2003, which should have reduced the carrying value of merchandise inventory in accordance with EITF 02-16. The adjustments reflected in the Statement of Operations relate to reversing the reimbursements received and recording the benefit as an adjustment of the inventory carrying value which benefits cost of sales in the inventory turnover period.

      D. Tax effect of the adjustments

      As a result of the restatement adjustments, income tax provisions were revised in the Statement of Operations.

      The following tables set forth the effects of the restatement adjustments discussed above on the restated components of the Statement of Operations for the three-month interim periods ended April 30, 2003 and 2002, the three-month and six-month interim periods ended July 31, 2003 and 2002 and the three-month and nine-month interim periods ended October 31, 2002 (unaudited, in thousands, except per share data):

                                           Three months ended           Three months ended
                                             April 30, 2003               April 30, 2002
                                      As previously                As previously
                                        reported       Restated      reported       Restated
                                       -----------     --------     -----------     --------
Cost of sales (including buying          $ 46,052      $ 46,038       $ 47,376      $ 47,494
and occupancy expenses)

Gross profit                               23,097        23,111         27,212        27,094

Selling, general and
administrative expenses                    26,692        26,770         25,627        25,627

Income (loss) from operations             (3,595)       (3,659)          1,585         1,467

Income (loss) before income taxes         (4,503)       (4,567)            573           455

Income tax expense (benefit)              (1,755)       (1,780)            204           162

Net income (loss)                         (2,748)       (2,787)            369           293

Earnings per share:

     Basic                               $ (0.19)      $ (0.20)          $0.03         $0.02
     Diluted                             $ (0.19)      $ (0.20)          $0.02         $0.02

                                          Three months ended           Three months ended
                                            July 31, 2003                July 31, 2002
                                       As previously               As previously
                                         reported     Restated       reported     Restated
                                       -----------     --------     -----------     --------
Cost of sales (including buying          $ 48,623      $ 48,540       $ 49,703      $ 49,798
and occupancy expenses)

Gross profit                               24,109        24,192         26,540        26,445

Selling, general and
administrative expenses                    27,251        27,223         25,251        25,251

Income (loss) from operations             (3,142)       (3,031)          1,289         1,194

Income (loss) before income taxes         (4,706)       (4,595)            178            83

Income tax expense (benefit)              (1,835)       (1,792)             64            29

Net income (loss)                         (2,871)       (2,803)            114            54

Earnings per share:

     Basic                               $ (0.20)      $ (0.20)          $0.01         $0.00
     Diluted                             $ (0.20)      $ (0.20)          $0.01         $0.00

                                            Six months ended             Six months ended
                                             July 31, 2003                July 31, 2002
                                      As previously                As previously
                                        reported       Restated      reported       Restated
                                       -----------     --------     -----------     --------
Cost of sales (including buying          $ 94,675      $ 94,578       $ 97,079      $ 97,292
and occupancy expenses)

Gross profit                               47,206        47,303         53,752        53,539

Selling, general and
administrative expenses                    53,943        53,993         50,878        50,878

Income (loss) from operations             (6,737)       (6,690)          2,874         2,661

Income (loss) before income taxes         (9,209)       (9,162)            751           538

Income tax expense (benefit)              (3,590)       (3,572)            268           191

Net income (loss)                         (5,619)       (5,590)            483           347

Earnings per share:

     Basic                               $ (0.40)      $ (0.39)          $0.03         $0.02
     Diluted                             $ (0.40)      $ (0.39)          $0.03         $0.02

                                      Three months ended           Nine months ended
                                       October 31, 2002             October 31, 2002
                                   As previously                As previously
                                     reported      Restated       reported      Restated
                                   -----------     --------     -----------     --------
Cost of sales (including             $ 42,959      $ 43,069       $140,038      $140,361
buying and occupancy
expenses)

Gross profit                           18,872        18,762         72,624        72,301

Selling, general and
administrative expenses                25,553        25,553         76,431        76,431

Loss from operations                  (6,681)       (6,791)        (3,807)       (4,130)

Loss before income taxes              (7,849)       (7,959)        (7,098)       (7,421)

Income tax benefit                    (2,810)       (2,849)        (2,542)       (2,658)

Net loss                              (5,039)       (5,110)        (4,556)       (4,763)

Earnings per share:

     Basic                           $ (0.35)      $ (0.35)       $ (0.31)      $ (0.33)
     Diluted                         $ (0.35)      $ (0.35)       $ (0.31)      $ (0.33)

      The following table sets forth the effects of the restatement adjustments discussed above on the restated components of the Balance Sheets at January 31, 2003 and October 31, 2002 (unaudited, in thousands):


                                                      Balance Sheets
                                   ------------------------------------------------------
                                       January 31, 2003             October 31, 2002
                                  As previously                 As previously
                                    reported       Restated       reported       Restated
                                   -----------     --------      -----------     --------


Merchandise inventories              $197,859      $196,694        $220,342      $219,186

Current income tax benefit                                            3,690         3,649

Deferred income taxes, net              2,172         2,627           2,223         2,674

Total current assets                  205,680       204,970         231,830       231,084

Total assets                          273,189       272,479         300,519       299,773

Income taxes payable                    3,261         3,303

Total current liabilities             147,151       147,193

Total liabilities                     154,536       154,578

Accumulated earnings                   48,777        48,025          34,314        33,568

Total stockholders' equity, net       118,653       117,901         106,384       105,638

Total liabilities and stockholders'
  equity                              273,189       272,479         300,519       299,773

      The balance sheet for the period ended January 31, 2001 and interim period ended April 31, 2001 will also include restatement entries of approximately $6.3 million and $2.5 million respectively, related to Company merchandise inventory that was incorrectly recorded as consigned inventory. The restatement entries will increase inventory and accounts payable by comparable amounts.

      The following table sets forth the effects of the restatement adjustments discussed above on the restated components of the Balance Sheets at April 30, 2001 and January 31, 2001 (unaudited, in thousands).

                                                                Balance Sheets
                                              ----------------------------------------------------
                                                     April 30, 2001           January 31, 2001
                                              ------------------------    ------------------------
                                             As previously               As previously
                                               reported       Restated     reported       Restated
                                              -----------     --------    -----------     --------
Merchandise inventories                         $186,698      $189,194      $178,053      $184,365

Total current assets                             199,308       201,804       186,292       192,604

Total assets                                     271,490       273,986       255,794       262,106

Accounts payable                                  51,390        53,886        57,982        64,294

Total current liabilities                        158,352       160,848       140,105       146,417

Total liabilities                                169,742       172,238       152,623       158,935

Total liabilities and stockholders' equity       271,490       273,986       255,794       262,106


      The following table sets forth the effects of the restatement adjustments discussed above on the Statement of Operations for the three months ended April 30, 2003, the three months ended July 31, 2003 and the six months ended July 31, 2003 (unaudited, in thousands, except per share data):




                                          Three months      Three months      Six months
                                             ended             ended             ended
                                         April 30, 2003    July 31, 2003     July 31, 2003
                                         --------------    -------------     -------------

Net loss

  As previously reported                     $ (2,748)        $ (2,871)         $ (5,619)
  Reduced/(additional) expense:
      Merchandise inventory
        valuation adjustments                      (4)               6                 2

      Software development costs
        and amortization                           27               78               105

      Vendor advertising/promotion
        credits                                   (87)              27               (60)

      Tax effects of items above                   25              (43)              (14)
                                             --------         --------          --------
    As restated                              $ (2,787)        $ (2,803)         $ (5,590)
                                             ========         ========          ========

Basic loss per share

  As previously reported                      $ (0.19)         $ (0.20)          $ (0.40)
  As restated                                 $ (0.20)         $ (0.20)          $ (0.39)

  Weighted average common
    shares                                     14,206           14,215            14,210

Diluted loss per share

  As previously reported                      $ (0.19)         $ (0.20)          $ (0.40)
  As restated                                 $ (0.20)         $ (0.20)          $ (0.39)
  Weighted average common
    shares and common share
    equivalents                                14,206           14,215            14,210

      The following table sets forth the effects of the restatement adjustments discussed above on the Statements of Operations for each of the three months ended April 30, 2002, July 31, 2002 and October 31, 2002 and the six months ended July 31, 2002 and the nine months ended October 31, 2002, respectively (unaudited, in thousands, except per share data):


                                        Three months      Six months  Three months   Nine months
                                           ended            ended        ended          ended
                                   -------------------------------------------------------------
                                   April 30,    July 31,   July 31,   October 31,    October 31,
                                     2002        2002        2002        2002           2002
                                   -------------------------------------------------------------

Net income (loss)

  As previously reported             $ 369       $ 114      $ 483       $(5,039)       $(4,556)
  Reduced/(additional)
      expense:

      Merchandise inventory
        valuation adjustments         (118)        (95)      (213)         (110)          (323)

    Tax effects of items
      above                             42          35         77            39            116
                                    ------      ------     ------       -------        -------
  As restated                       $  293      $   54     $  347       $(5,110)       $(4,763)
                                    ======      ======     ======       =======        =======
Basic earnings (loss) per share:

  As previously reported            $ 0.03      $ 0.01     $ 0.03        $(0.35)        $(0.31)
  As restated                       $ 0.02      $ 0.00     $ 0.02        $(0.35)        $(0.33)

  Weighted average common

     shares                         14,667      14,807     14,719        14,475         14,637

Diluted earnings (loss) per share:

  As previously reported            $ 0.02      $ 0.01     $ 0.03        $(0.35)        $(0.31)
  As restated                       $ 0.02      $ 0.00     $ 0.02        $(0.35)        $(0.33)
  Weighted average common
     shares and common share
     equivalents                    15,382      15,594     15,476        14,475         14,637


     The following table sets forth the effects of the restatement adjustments discussed above on the Statements of Operations for each of the three years ended January 31, 2003 (unaudited, in thousands, except per share data):


                                                 Statement of Operations for the
                                                      Years ended January 31
                                                 -------------------------------
                                                   2003       2002        2001
                                                 -------------------------------

Net income
  As previously reported                         $ 9,907    $10,080     $ 7,306
  Reduced/(additional) expense:
    Merchandise inventory valuation
      adjustments
                                                   (332)       (653)       (180)
    Tax adjustments for effects of items
      above                                         119         227          67
                                                -------     -------     -------
  As restated                                   $ 9,694     $ 9,654     $ 7,193
                                                =======     =======     =======

Basic earnings per share:

  As previously reported                         $ 0.68      $ 0.69      $ 0.47
  As restated                                    $ 0.67      $ 0.66      $ 0.46

  Weighted average common shares
                                                 14,545      14,584      15,617

Diluted earnings per share:

  As previously reported                         $ 0.66      $ 0.69      $ 0.46
  As restated                                    $ 0.64      $ 0.66      $ 0.45
  Weighted average common shares and
     common share equivalents
                                                 15,038      14,685      15,964


PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatements of Prior Results

      In December 2003, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments resulting from various accounting matters described in Note 12 to the financial statements. In connection with the process, the Company restated its financial statements for the three-month period ended April 30, 2003 and 2002, the three and six month periods ended July 31, 2003 and the three month and nine-month period ended October 31, 2002. The Company also reported the net impact of the restatements on net income for the previously mentioned periods and the three previous years ended January 31, 2003 on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on December 22, 2003. Accordingly, the financial statements included in this section are discussed as adjusted by the restatement of prior period interim and annual periods. The Company expects to file amended Form 10-K and Form 10-Q reports with respect to the restatements discussed above as soon as practicable.

Results of Operations for the Three Months Ended October 31, 2003

      Net sales for the third quarter of fiscal 2003 increased $4.4 million, or 7.0%, to $66.2 million from $61.8 million in the third quarter of fiscal 2002. Comparable store sales increased $2.4 million, or 3.9%, in the third quarter of fiscal 2003 from the third quarter of fiscal 2002. Additionally, sales from new stores increased $3.0 million, which were partially offset by a sales decrease of $1.0 million related to closed stores. The total number of merchandise units sold increased by approximately 16.4% in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 while the average price per merchandise sale declined to $319 in the third quarter of fiscal 2003 from $347 in the third quarter of fiscal 2002. Marketing promotions run throughout the third quarter and the expansion of watch lines contributed to the increase in sales. Credit sales as a percentage of net sales remained about the same in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The Company opened two new stores and closed one in the third quarter of fiscal 2003, increasing the number of stores open to 384 as of October 31, 2003 compared to 375, as of October 31, 2002.

      Gross profit for the third quarter of fiscal 2003 increased $2.1 million, or 11.3%, to $20.9 million from $18.8 million in the same period in fiscal 2002. Gross profit as a percentage of net sales increased to 31.6% in the third quarter of fiscal 2003 from 30.3% in the third quarter of fiscal 2002. Gross profit rate increased primarily due to lower merchandise inventory cost associated with higher vendor discounts and allowances as compared to the prior year period. This increase was somewhat offset by an increased mix of watch sales which carry a lower margin than certain other merchandise categories, the increase in the price of gold and the competitive pricing environment.

      Selling, general and administrative expenses for the third quarter of fiscal 2003 increased $4.9 million, or 19.5%, to $30.5 million from $25.6 million in the third quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 46.1% in the third quarter of fiscal 2003 from 41.3% in the third quarter of fiscal 2002. The dollar increase was primarily related to higher other expense ($2.9 million), higher personnel expense ($1.3 million) and higher advertising expense ($0.5 million). The increase in other expenses is primarily due to the increase in the number of stores, increases in professional fees ($0.8 million) primarily associated with the investigations described in Note 10 to the financial statements, increases in insurance costs ($0.7 million) and increases in accruals for state and local taxes ($0.6 million). Payroll costs increased primarily due to the increased number of stores. Advertising expense increased due to new promotional initiatives in 2003 and the impact of the adoption of ETIF 02-16 as of the beginning of this fiscal year. Prior to the adoption of EITF 02-16, management had expected that the impact of the promotional initiatives would be substantially offset by advertising co-op allowances which are now recorded in cost of sales.

      Interest expense decreased $0.3 million to $0.9 million in the third quarter of fiscal 2003 from $1.2 million in the third quarter of fiscal 2002, resulting from lower average interest rates and decreased amortization of financing fees related to the refinancing of the prior credit facility partially offset by higher average borrowings.

      Income taxes decreased $0.3 million, resulting in a benefit of $3.1 million in the third quarter of fiscal 2003 compared to a benefit of $2.8 million in the third quarter of fiscal 2002, reflecting an effective tax rate of 29.6% and 35.8% in the third quarter of fiscal 2003 and 2002, respectively. The third quarter income tax benefit was impacted by a change in the Company's estimated effective annual tax rate for fiscal year 2003 to 34.0%, considering the significant professional fees being incurred with respect to the contingencies described in Note 10 of the financial statements which will continue into the fourth quarter. For the six months ended July 31, 2003, the Company had recorded the income tax benefit based upon an effective annual tax rate of 39.0%. The Company's annual effective tax rate was 38.1% for fiscal 2002.

      Net loss of $7.4 million in the third fiscal quarter of 2003, compared to net loss of $5.1 million in the third quarter of fiscal 2002, primarily resulted from the factors discussed individually above.

Results of Operations for the Nine Months Ended October 31, 2003

      Net sales for the nine months ended October 31, 2003 decreased $4.6 million, or 2.2%, to $208.1 million from $212.7 million in the nine months ended October 31, 2002. Comparable store sales decreased $9.3 million, or 4.5%, in the first nine months of fiscal 2003 from the same period in fiscal 2002. These decreases were partially offset by sales from new stores of $8.5 million. Additionally, there were sales decreases of $3.8 million primarily related to closed stores. The total number of merchandise units sold increased 4.5% in the first nine months of fiscal 2003 from the first nine months of fiscal 2002 and the average price per merchandise sale declined to $292 in fiscal 2003 from $312 in fiscal 2002. The decline in the average price per merchandise sale and the increase in the total number of merchandise units sold was primarily due to lower price-point items sold during promotional events throughout the first nine months of fiscal 2003 as compared to the prior year period. The slower economy and lower consumer confidence had a negative impact on sales which was partially offset by increased sales generated from new promotional initiatives and the expansion of the watch lines carried in inventory. Credit sales as a percentage of net sales increased slightly in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The Company opened 21 new stores and closed seven stores in the first nine months of fiscal 2003, increasing the number of stores open to 384 as of October 31, 2003 compared to 375 as of October 31, 2002.

      Gross profit for the first nine months of fiscal 2003 decreased $4.1 million, or 5.7%, to $68.2 million from $72.3 million compared to the same period in fiscal 2002. Gross profit as a percentage of sales decreased to 32.8% from 34.0% in the same period of fiscal 2002. The reduction in gross profit margin was impacted by an increase in store occupancy expense and store-closing costs ($0.5 million). Gross profit rate was also negatively impacted by an increased mix of watch sales which carry a lower margin than certain other merchandise categories, the increase in the price of gold as well as the competitive pricing environment. These declines in gross margin were partially offset by lower merchandise inventory cost associated with higher vendor discounts and allowances as compared to the same period in the prior year.

      Selling, general and administrative expenses for the first nine months of fiscal 2003 increased $8.1 million, or 10.6%, to $84.5 million from $76.4 million for the first nine months of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 40.6% in the first nine months of fiscal 2003 from 35.9% in the first nine months of fiscal 2002. The dollar increase was primarily related to higher other expense ($5.0 million), higher personnel expense ($2.1 million), and higher advertising expense ($1.3 million) which were partially offset by lower credit expense ($0.4 million). The increase in other expenses is primarily due to the increase in the number of stores, increases in professional fees ($1.7 million) primarily associated with the investigations described in Note 10 to the financial statements, increases in insurance expense ($0.8 million) and increases in accruals for state and local taxes ($0.6 million). Advertising expense increased due to new promotional initiatives in 2003 and the impact of the adoption of ETIF 02-16 as of the beginning of this fiscal year. Prior to the adoption of EITF 02-16, management had expected that the impact of the promotional initiatives would be substantially offset by advertising co-op allowances, which are now recorded in cost of sales. Payroll costs increased primarily due to the increased number of stores.

      Interest expense was $3.3 million in both the first nine months of fiscal 2003 and 2002. The benefit of lower interest rates in the first nine months of fiscal 2003 was offset by the write-off of $516,000 of deferred financing fees related to the refinancing of the prior credit facility and higher average borrowings.

      Income tax benefit increased $4.0 million to $6.7 million in the first nine months of fiscal 2003 compared to a benefit of $2.7 million in the prior period, reflecting an effective annual tax rate of 34.0%. This effective tax rate is currently management's best estimate considering the significant professional fees being incurred with respect to the contingencies described in
Note 10 of the financial statements which will continue into the fourth quarter. To the extent that income is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and the full year could vary significantly from that of the previous quarters. The Company's annual effective tax rate was 38.1% for fiscal 2002.

      Net loss of $13.0 million in the nine months ended October 31, 2003, compared to net loss of $4.8 million in the nine months ended October 31, 2002, primarily resulted from the factors discussed individually above.

Liquidity and Capital Resources

      The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital associated with the Company's new stores. The Company's primary sources of liquidity have been cash flow from operations and bank borrowings under the Company's revolver.

      The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of October 31, 2003, the calculated revolver availability, pursuant to the Credit Agreement, exceeded the maximum availability of $125.0 million. The

Company had $107.1 million of outstanding borrowings under the revolving loan facility as of October 31, 2003.

      The Company's cash flow provided by operating activities was $3.6 million in the first nine months of 2003 compared to $29.4 million used in operating activities in the first nine months of fiscal 2002. Depreciation and amortization ($9.0 million) and increases in accounts payable ($42.8 million), accrued liabilities ($2.9 million), accrued payroll ($1.5 million) and customer deposits ($1.3 million) and decreases in accounts receivable ($1.1 million) were partially offset by increases in merchandise inventories ($32.7 million) and current income tax benefit ($7.1 million), decreases in current income taxes payable ($3.3 million), and loss from operations ($13.0 million). The increase in accounts payable in fiscal 2003 reflects the impact of timing of vendor payments resulting from the Company's strategy to pay certain accounts payable in advance in fiscal 2002 in order to earn additional cash discounts. The increase in merchandise inventories primarily related to seasonal purchasing patterns, the expansion of the watch lines carried in inventory which resulted in higher watch inventories of $10.4 million compared to the prior year-end and inventory for additional stores operated during the first nine months of fiscal 2003 compared to the same period in the prior year.

      The Company utilized cash in the first nine months of 2003 primarily to fund capital expenditures ($9.5 million) related to the opening of 21 new stores in the first nine months of 2003, to repay the term loan ($4.5 million), to purchase 321,400 shares of Company stock during the third quarter at an average price of $11.92 per share under the Stock Repurchase Program ($3.8 million) and to pay financing costs ($1.0 million) associated with the second amended and restated credit facility. These expenditures were funded through increased revolver borrowings ($12.6 million) and an increase in outstanding checks ($1.6 million).

      Subject to the contingencies identified in Note 10 to the October 31, 2003 financial statements and other risks, including those identified in Forward-Looking Statements in Part II, Item 5, management expects that cash flow from operating activities and funds available under the Company's revolving credit facilities should be sufficient to support the Company's current new store expansion program and seasonal working capital needs. In the near term, the Company expects to incur significant professional fees associated with the matters discussed in Note 10 to the financial statements which will impact earnings for the remainder of the year and in the next fiscal year.

      On October 29, 2003, the Company entered into a letter agreement with its lenders which clarified and supplements the existing provisions of the Credit Agreement with respect to the consolidated Capital Factors actions, the SEC investigation and the investigation by the United States Attorney. Pursuant to the letter agreement, the lenders under the Credit Amendment have reserved their rights to determine that the consolidated Capital Factors actions, the SEC inquiry or the United States Attorney's investigation constitutes a breach of the Credit Agreement. If the required lenders were to make such a determination, they would have the right to declare an event of default and cease funding under the revolving loan facility under the Credit Agreement, among other things. If the existing lenders were to cease funding under the revolving loan facility, the Company would be required to seek new financing. There is no assurance that new financing would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of assets and liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the occurrence of the previously mentioned uncertainties.

      On December 15, 2003, the Company entered into a second letter agreement with respect to the Credit Agreement, pursuant to which the lenders have extended the date by which the Company is required to deliver its financial statements for the third quarter of fiscal 2003 from December 15, 2003 to December 31, 2003. In addition, as scheduled under the terms of the original Credit Agreement, the interest rate at which London Interbank Offered Rates ("LIBOR") based borrowings are available under the Credit Agreement increased from LIBOR plus 1.5% to LIBOR plus 2.0% as of December 15, 2003. Also, the Company has agreed to provide a semi-monthly borrowing base certificate.

Contractual Obligations and Contingencies

      The Company disclosed contractual obligations in the Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Form 10-K filing for the fiscal year ended January 31, 2003.

      Refer to Note 10 of the October 31, 2003 financial statements filed in Form 10-Q with respect to commitments and contingencies.

Critical Accounting Policies and Estimates

      The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K filing for the year ended January 31, 2003. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors.

      The Company reviewed goodwill for impairment as of October 31, 2003 and determined that no impairment existed. This assessment is subject to change from period to period because it requires Company management to make assumptions about the future cash flows over several years in the future. The impact that recognizing an impairment would have on assets reported on our balance sheet as well as our results of operations could be material. Management's assumptions about future cash flows requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today, particularly when considering the uncertainties identified in Note 10 of the October 31, 2003 financial statements in this Form 10-Q.

      Additionally, due to the seasonal nature of the business, the Company tends to generate nearly all of its income in the fourth quarter. While the 34% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and the full year could vary significantly from that of the previous quarters. The effective rate of 29.6% for the three months ended October 31, 2003 includes the impact of reducing the estimated annual effective rate from 39% to 34% in the third quarter. In addition, the Company tends to generate tax benefits in early quarters, which are expected to be realized in later quarters or through carry back to prior fiscal years.

      Merchandise inventories are stated principally at the lower of weighted average cost or market. Cost is reduced to reflect certain allowances and discounts received from vendors. Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of cost of sales, buying and occupancy as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. To the extent the Company's agreements with vendors specify co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to cost of sales unless evidence exists supporting an alternative classification.

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

Transactions with Affiliates and Related Parties

      The Company operates a program under which executive officers and directors are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. For the first nine months of fiscal 2003, such purchases by executive officers and directors totaled approximately $150,000.

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

Accounting by a Customer for Certain Consideration Received from a Vendor

      Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from merchandise vendors. Periodic credits or payments from merchandise vendors in the form of buy downs, volume or other purchase discounts and other vendor consideration are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired.

      To the extent the Company's agreements with vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The total amount of these allowances and other vendor consideration earned as of October 31, 2003, January 31, 2003, and October 31, 2002 was approximately $3,327,000, $3,254,000 and $2,054,000, respectively.

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

Corporate Governance Initiatives

      As part of its ongoing work in connection with the Sarbanes-Oxley Act and the resulting rules and regulations promulgated by the SEC and listing standards adopted by the New York Stock Exchange, the Board of Directors of the Company has recently adopted corporate governance guidelines designed to formalize existing Board practices, such as regular meetings of the non-executive directors, and to address other governance matters, such as criteria for Board membership. The Board also is considering additional measures designed to enhance the continued independence of the Board.

      In addition, as a result of the Company's internal investigation described elsewhere in this Form 10-Q and the recent terminations of the Company's Chief Financial Officer and Executive Vice President, Merchandising arising out of that investigation, the Board and management are undertaking several changes in the Company's management structure. In particular, the Company is in the process of initiating a search for a Chief Operating Officer, who will have significant responsibility for the day-to-day operations of the Company. In addition, the Company plans to hire a new Executive Vice President, Merchandising. The Company also plans to hire a General Counsel, who will oversee all legal matters and serve as the Company's Chief Corporate Compliance Officer.

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

      Under its bylaws, the Company has agreed to indemnify its officer and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company has no liabilities recorded for these obligations as of October 31, 2003.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

      The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit and gold consignment facilities. The Company's private label credit card provider charges the Company varying discount rates for its customer's credit program purchases. These discount rates are sensitive to significant changes in interest rates. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

Gold Price Risk

      The Company does not hedge gold price changes. Current increases in gold prices have had and may have a future negative impact on gross margin to the extent sales prices do not increase commensurately.

Item 4. Controls and Procedures

      In the course of performing its review of the interim financial statements of the Company for the period ended October 31, 2003, PricewaterhouseCoopers advised the Company's audit committee and management that the Company had internal control deficiencies in its cash disbursements and merchandise areas that PricewaterhouseCoopers considered collectively to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. These deficiencies had no impact on the Company's results of operations or financial condition for and as of the three and nine-month periods ended October 31, 2003 and the fiscal year ended January 31, 2003. During the third quarter the Company: (1) implemented a policy requiring that each check disbursement be accompanied by a remittance advice identifying the invoices and credit memos covered by such disbursement and (2) formally adopted and internally promulgated a policy detailing procedures for accounts payable disbursements. The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Other than the procedures noted above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      In addition, following the end of the third quarter, the Company has already or will shortly undertake a number of additional measures in respect of its internal control over financial reporting. In particular, the Company: (1) commenced a search for an internal audit director, who will report directly to the audit committee of the Board of Directors; (2) is in the process of instituting a compliance program, as part of which the Company has adopted a Code of Business Conduct and Ethics and has appointed a Chief Corporate Compliance Officer; (3) implemented improvements in the process by which monthly statements from vendors of outstanding invoices and credits are reconciled to the Company's records; and (4) implemented additional procedures for approving purchases by the Company of items previously provided to the Company on consignment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case was based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of final settlement approval by the court. The court granted final approval to the settlement on December 11, 2003.

      The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case was based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The parties have reached a settlement of the suit for an amount that is not significant in relation to the Company's financial statements.

      The Company has been named as one of 14 defendants in a lawsuit originally filed in the United States District Court for the Southern District of New York, now pending in New York State Supreme Court, Commercial Division. The case is brought by Capital Factors, Inc. ("Capital Factors"), which provided financing to defendant Cosmopolitan Gem Corp. ("Cosmopolitan"), an entity with which the Company has certain consignment and other commercial arrangements. The complaint alleges that Cosmopolitan defrauded Capital Factors into advancing funds to Cosmopolitan by misrepresenting Cosmopolitan's finances and the profitability of its operations, and that the Company, along with other persons and entities, including other jewelry retailers, aided and abetted or participated in the alleged fraud. The complaint asserts against the defendants, including the Company, claims under common law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Capital Factors seeks aggregate damages from all of the defendants, including the Company, of $30,000,000, plus unspecified punitive damages, interest and fees. Damages, excluding punitive damages, awarded pursuant to claims asserted under RICO as well as interest on such damages are subject to trebling, within the discretion of the court.

      The Company has also been named as one of 13 defendants in an amended complaint filed on December 2, 2003 by International Diamonds, L.L.C. ("International") and its affiliate, Astra Diamonds Manufacturers, Ltd. ("Astra"). Astra is an Israeli diamond wholesaler that supplied diamonds to Cosmopolitan; International is a joint venture formed by Cosmopolitan and Astra to sell high quality finished diamond jewelry in the United States. The amended complaint, consolidated with the Capital Factors action described above (the "consolidated Capital Factors actions"), alleges that the Company, along with other jewelry retailers and business affiliates of Cosmopolitan, participated in Cosmopolitan's fraudulent scheme to defraud Capital Factors, and thus injured International and Astra. The complaint asserts claims under common law and RICO, seeking aggregate damages from all of the defendants, including the Company, of $6,800,000 plus interest and fees. Damages awarded pursuant to claims asserted under RICO as well as interest on such damages are subject to trebling, within the discretion of the court. In addition, the complaint alleges claims against the Company for breach of contract for approximately $2,520,000 in goods delivered and invoiced to the Company, for which International has not received payment.

      In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that Whitehall owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount may be included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims, although the Company is not certain at this time. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities.

      In these consolidated Capital Factors actions, discovery has just begun, few documents have been exchanged, no depositions have been taken, and the Company has not answered either the Capital Factors complaint or amended International complaint. The Company intends to defend these lawsuits vigorously.

      The United States Attorney for the Eastern District of New York is conducting a criminal investigation regarding matters that include those alleged in the consolidated Capital Factors actions. The Company, among others, is a subject of such criminal investigation and is cooperating fully with the United States Attorney.

      In addition, subsequent to the filing of the complaint by Capital Factors and as previously disclosed, the SEC initiated an informal inquiry into matters that are the subject of the consolidated Capital Factors actions. On November 3, 2003, the Company received a subpoena issued by the SEC as a part of a formal investigation by the SEC with respect to such matters. In connection with this formal investigation, the SEC has requested that the Company produce certain additional documents relating to the matters that are the subject of the consolidated Capital Factors actions. The Company is cooperating fully with the SEC in connection with this formal investigation.

      As previously announced, the Company is conducting an internal investigation in connection with the consolidated Capital Factors actions and the related investigations by the United States Attorney for the Eastern District of New York and the SEC. As a result of this internal investigation, as previously announced, the Company terminated the employment of its Chief Financial Officer who had been on leave.

      Because these matters are still in their early stages, the Company is unable at this time to predict the outcome of this contingency or potential exposure associated with the consolidated Capital Factors actions or the United States Attorney and SEC investigations or to estimate the impact of this reasonably possible contingent liability on the Company's results of operations, financial condition or liquidity. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. Direct costs of approximately $0.7 million incurred as a result of the consolidated Capital Factors actions, the United States Attorney and SEC investigations, and the Company's internal investigation, have been expensed through October 31, 2003.

      In the course of the Company's internal investigation, as previously announced, the Company discovered that its Executive Vice President, Merchandising, violated a Company policy with respect to Company documentation regarding the age of certain store inventory. Following that discovery, the Company placed the executive on leave pending further investigation. Since then, the Company discovered additional irregularities with respect to the classification of inventory for the year ending January 31, 2001 and for the quarter ending April 30, 2001, and for certain periods. These irregularities resulted in inventory and accounts payable being equally understated by approximately $6,300,000 for the period ending January 31, 2001 and approximately $2,500,000 for the period ending April 30, 2001. Such irregularities had no effect on the Company's balance sheet for any subsequent periods, including the years ending January 31, 2002 and January 31, 2003. The matters referred to above did not have any income statement effect. As a result of these matters, the Company terminated the employment of its Executive Vice President, Merchandising.

      The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these other claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 5 - Other Information

Forward-Looking Statements

      This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors;
(3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business; (6) the extent and success of our marketing and promotional programs;
(7) personnel costs and the extent to which we are able to retain and attract key personnel; (8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices; (15) developments relating to the consolidated Capital Factors actions and the related SEC and U.S. Attorney's office investigations, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (16) regulation affecting the industry generally, including regulation of marketing practices; (17) the successful integration of acquired locations and assets into our existing operations; and (18) the risk factors identified from time to time in our filings with the SEC.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit Number    Description
      --------------    -----------
          10.1 Letter Agreement dated October 29, 2003 relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the banks ("Banks") party thereto, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K for November 6, 2003, file No. 0-028176.

          10.2 Letter Agreement dated December 15, 2003 relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent.

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

      (b)   Reports on Form 8-K

                  On August 7, 2003, the Company filed a Current Report on Form
            8-K with the SEC, to furnish a press release announcing sales for the second quarter ended July 31, 2003.

                  On August 27, 2003, the Company filed a Current Report on Form
            8-K with the SEC to disclose that the Company had been named a defendant in a lawsuit filed by Capital Factors, Inc. in the United States District Court for the Southern District of New York.

                  On August 28, 2003, the Company filed a Current Report on Form
            8-K with the SEC, to furnish a press release regarding financial results for the second quarter ended July 31, 2003.

                  On October 1, 2003, the Company filed a Current Report on Form
            8-K with the SEC to disclose information regarding a criminal investigation by the office of the United States Attorney for the Eastern District of New York.

                  On November 6, 2003, the Company filed a Current Report on
            Form 8-K with the SEC to disclose information regarding a formal inquiry by the Securities and Exchange Commission.

                  On November 10, 2003, the Company filed a Current Report on
            Form 8-K with the SEC, to furnish a press release announcing sales for the third quarter ended October 31, 2003.

                  On November 21, 2003, the Company filed a Current Report on
            Form 8-K with the SEC, to disclose a press release announcing that it has placed its Executive Vice President, Merchandising, on leave.

                  On December 11, 2003, the Company filed a Current Report on
            Form 8-K with the SEC, to disclose a press release announcing the termination of its Chief Financial Officer and commenting on the release of financial results.

                  On December 22, 2003, the Company filed a Current Report on
            Form 8-K with the SEC, to furnish a press release regarding financial results for the third quarter ended October 31, 2003, comparative store sales for November, 2003 and a portion of December, 2003 and a restatement of its results for certain previous periods primarily to reflect non-cash inventory valuation adjustments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WHITEHALL JEWELLERS, INC.
                                    (Registrant)


Date:  December 22, 2003            By:   /s/ John R. Desjardins
                                          ----------------------
                                    John R. Desjardins
                                    Executive Vice President -
                                    Chief Financial Officer and Treasurer
                                    (duly authorized officer and principal
                                    financial officer)