Form 10-K/A
period 2003-01-31
WHITEHALL JEWELLERS INC
filed 2004-01-21
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               Amendment No. 1 to

       [X] ANNUAL report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended January 31, 2003

                                       OR

           [] TRANSITION report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

EXPLANATORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         This Amendment No. 1 to our annual report on Form 10-K ("Form 10-K/A") is being filed to amend items 6, 7, 8, 14 and 15 of Whitehall Jewellers, Inc.'s (the "Company") annual report on Form 10-K for the year ended January 31, 2003 which was filed with the Securities and Exchange Commission on May 1, 2003, ("Original Form 10-K"). Accordingly, pursuant to rule 12b-15 under the Securities and Exchange Commission Act of 1934, as amended, the Form 10-K/A contains the complete text of items 6, 7, 8, 14 and 15, as amended, as well as certain currently dated certifications and except for such items and certifications, no other information in the Original Form 10-K is amended hereby.

         As announced on December 22, 2003, the amendments contained in this Form 10-K/A reflect certain adjustments to restate the Company's financial statements. Adjustments to restate the financial statements are summarized into the following two categories:

         A. Merchandise inventory valuation adjustments

         In prior periods, the Company entered into certain contemporaneous agreements to both purchase merchandise and return substandard merchandise inventory to vendors, outside of the normal contractual return privileges. Additionally, in fiscal 2001, the Company entered into a barter arrangement for approximately $250,000 of merchandise inventory that involved the exchange of merchandise inventory for barter credits. These arrangements involved receiving vendor allowances at an amount greater than the merchandise inventory fair market value in exchange for purchases of merchandise inventory at a date in the future. The Company has restated the financial statements to write-down the substandard merchandise inventory to fair market value and record the consideration received in excess of the fair market value of the substandard inventory as a vendor allowance, which is a reduction to inventory. This vendor allowance reduces the cost of inventory and as the inventory is sold the Company will recognize lower cost of sales.

         In periods prior to February 1, 2000, the Company had written down substandard inventory to fair market value and did not exchange such inventory with vendors.

         B. Tax effect of the adjustments

         As a result of the restatement adjustments, income tax provisions were revised in the Statement of Operations.

         The Company recommends this report be read in conjunction with the Company's reports filed subsequent to May 1, 2003.

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

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

The following table sets forth certain financial and operating data of the Company, which as described in Note 19 has been restated for the years ended January 31, 2003, 2002 and 2001. The selected statement of operations data and balance sheet data as of and for the fiscal year ended January 31, 2003 (fiscal
2002) and each of the four prior fiscal years are derived from audited financial statements of the Company. The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements appearing elsewhere herein.

(In thousands, except per share            Fiscal 2002           Fiscal 2001           Fiscal 2000
and selected operating data)           (Restated - Note 19)  (Restated - Note 19)  (Restated - Note 19)  Fiscal 1999  Fiscal 1998
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales                                   $ 341,037            $ 338,911             $   355,065        $  315,406   $  238,942
Cost of sales (including buying
   and occupancy expenses)                    213,242              207,227                 217,344           182,898      139,368
---------------------------------------------------------------------------------------------------------------------------------
   Gross profit                               127,795              131,684                 137,721           132,508       99,574
Selling, general and
   administrative expenses (1)                107,790              109,975                 115,600            95,252       72,261
---------------------------------------------------------------------------------------------------------------------------------
   Income from operations                      20,005               21,709                  22,121            37,256       27,313
Interest expense                                4,341                6,902                   5,757             5,819        4,123
---------------------------------------------------------------------------------------------------------------------------------
   Income before income
      taxes                                    15,664               14,807                  16,364            31,437       23,190
Income tax expense                              5,970                5,153                   6,103            12,103        8,928
---------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative
      effect of accounting change               9,694                9,654                  10,261            19,334       14,262
Cumulative effect of
   accounting change, net (2)                     ---                  ---                  (3,068)              ---          ---
---------------------------------------------------------------------------------------------------------------------------------
   Net income                               $   9,694            $   9,654             $     7,193        $   19,334   $   14,262
=================================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before cumulative
   effect of accounting change              $    0.64            $    0.66             $      0.64        $     1.28   $     0.92
Selected Operating Data:
   Stores open at end of period                   370                  364                     348               290          250
   Average net sales per store (3)          $ 925,000            $ 952,000             $ 1,116,000        $1,163,000   $1,073,000
   Average net sales per gross
      square foot (4)                       $   1,068            $   1,093             $     1,286        $    1,319   $    1,323
   Average merchandise sale                 $     302            $     304             $       319        $      303   $      286
   Comparable store sales
      (decrease) increase (5)                    (1.9%)              (10.7%)                  (1.7%)            11.0%         5.8%
Balance Sheet Data (at end of
period)
   Merchandise inventories                  $ 196,694            $ 173,098             $   184,185        $  147,691   $  116,748
   Working capital                             57,777               52,658                  46,074            31,338       38,478
   Total assets                               272,479              252,091                 261,926           219,363      171,601
   Total debt                                  99,630               45,667                  61,860            59,007       49,526
   Stockholders' equity, net                  117,901              113,145                 103,058            71,928       62,168

(1) In fiscal 2002, the Company adopted FAS 142 and has discontinued amortization of goodwill. (See Note 9)

(2) Reflects net cumulative effect in the change in accounting for layaway sales. (See Note 2)

(3) Average net sales per store represents the total net sales for stores open for a full fiscal year divided by the total number of such stores.

(4) Average net sales per gross square foot represents total net sales for stores open for a full fiscal year divided by the total square feet of such stores.

(5) Comparable store sales are defined as net sales of stores which are operating for the month in the current reporting period as well as open for the same month during the prior year reporting period. Fiscal year 1998 includes sales from the acquired Jewel Box stores from October 1998 through January 1999. Fiscal year 1999 includes sales from these acquired Jewel Box stores from February through July 1999 and from October through January 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements, including the notes thereto.

Restatements of Prior Results

         In December 2003, the Company restated previously issued financial statements to record adjustments resulting from various accounting matters described in Note 19 to the financial statements. In connection with the process, the Company restated its financial statements for the fiscal years ended January 31, 2003, 2002 and 2001. Accordingly, the financial statements included in Management's Discussion and Analysis are discussed as adjusted by the restatement of prior periods discussed in Note 19.

BACKGROUND The Company is a leading national specialty retailer of fine jewelry operating 370 stores in 38 states as of January 31, 2003. The Company experienced rapid growth over a number of years with net sales increasing to $341.0 million in fiscal 2002 compared with $91.1 million in fiscal 1993 and the number of Company stores growing to 370 from 122 during that same period. However, a lackluster economy, lower consumer confidence and an unstable geopolitical environment leading up to and during fiscal 2002 resulted in lower comparable store sales than in the prior fiscal year. The Company continued a course of action during 2002 to reduce supply chain costs and improve its expense structure. This course of action included a series of targeted initiatives. While the Company continued to implement processes to improve control over price discounting in stores, promotional pricing initiatives and reduced leverage of certain buying and occupancy costs, gross profit decreased by 300 basis points in 2002. The Company's continued focus on expense controls resulted in $2.2 million of selling general and administrative expense savings. The Company also used the strength of its balance sheet to make opportunistic inventory purchases. Also during 2002, the Company repurchased $6.5 million of common stock under a newly instituted $25 million stock repurchase program.

     The Company's business is highly seasonal, with a significant portion of its sales transacted and substantially all of its income generated during the fourth fiscal quarter ending January 31, 2003. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others, increases or decreases in comparable store sales, the timing of new store openings, net sales contributed by new stores, timing of certain holidays and Company initiated special events, changes in the Company's merchandise, marketing, or credit programs, general economic, industry, weather conditions and calamitous national events that affect consumer spending, as well as pricing, merchandising, marketing, credit and other programs of competitors.

     The Company offers a layaway program that enables its customers to hold an item at its stores and pay for it over a one-year period without interest charges. The Company retains possession of merchandise placed in layaway until the customer has made all required payments. On December 3, 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Among other things, SAB 101 requires the deferral of revenue from layaway sales until merchandise is delivered to the customer. Accordingly, the Company implemented a change in accounting in the first quarter of fiscal year 2000. The Company recorded a charge of approximately $5.0 million ($3.1 million net of tax) on February 1, 2000, which represented the cumulative effect of this accounting change.

RESULTS OF OPERATIONS The following table sets forth for the periods indicated certain information derived from the statements of operations of the Company expressed as a percentage of net sales for such periods.

                                                        Fiscal 2002          Fiscal 2001           Fiscal 2000
           Percentage of Net sales                 (Restated - Note 19)  (Restated - Note 19)  (Restated - Note 19)
-------------------------------------------------------------------------------------------------------------------
Net sales                                                  100%                  100%                  100%
Cost of sales (including buying and occupancy
   expenses)                                              62.5                  61.1                  61.2
----------------------------------------------------------------------------------------------------------
   Gross profit                                           37.5                  38.9                  38.8
Selling, general and administrative expenses              31.6                  32.5                  32.6
----------------------------------------------------------------------------------------------------------
   Income from operations                                  5.9                   6.4                   6.2
Interest expense                                           1.3                   2.0                   1.6
----------------------------------------------------------------------------------------------------------
   Income before income taxes                              4.6                   4.4                   4.6
Income tax expense                                         1.8                   1.5                   1.7
----------------------------------------------------------------------------------------------------------
   Income before cumulative effect of
       accounting change                                   2.8                   2.9                   2.9
Cumulative effect of accounting change, net                ---                   ---                  (0.9)
----------------------------------------------------------------------------------------------------------
   Net income                                              2.8%                  2.9%                  2.0%
==========================================================================================================

FISCAL 2002 COMPARED TO FISCAL 2001 Net sales increased $2.1 million, or 0 .6%, to $341.0 million in fiscal 2002 from $338.9 million in fiscal 2001. Comparable store sales decreased $6.4 million, or 1.9%, in fiscal 2002. Additionally, sales were lower by $5.8 million due to store closings and stores closed for remodeling for limited periods. These decreases were offset by sales from new store openings of $12.5 million and a reduction in the reserve for sales returns and allowances of $1.6 million. The total number of merchandise units sold slightly increased compared to fiscal 2001, while the average price per merchandise item sold decreased by approximately 0.7% to $302 in fiscal 2002 from $304 in fiscal 2001, reflecting a continued reduction in consumer demand for higher priced items. Comparable store sales decreased in fiscal 2002 primarily due to the recession and lower consumer confidence. The reduction in the reserve for sales returns and allowances reflects the historical trends in returns which are governed by the Company's return policies and management's initiatives to ensure compliance with those policies. Credit sales increased to 40.6% in fiscal 2002 from 40.1% in fiscal 2001. Higher third party credit sales resulted from more aggressive promotional credit activities which were partially offset by lower third party finance contract sales. The Company opened 17 new stores and closed eleven stores during fiscal 2002, increasing the number of stores operated to 370 as of January 31, 2003 from 364 as of January 31, 2002.

     Gross profit decreased $3.9 million, or 3.0%, to $127.8 million in fiscal 2002, from $131.7 in fiscal 2001. As a percentage of net sales, gross profit decreased to 37.5% in fiscal 2002 from 38.9% in fiscal 2001. During fiscal 2002, gross merchandise margin declined by approximately 100 basis points compared to fiscal 2001. This decline resulted from, among other things, an increase in promotional pricing activity and an increase in the mix of sales of lower margin diamond merchandise. Store occupancy and buying expenses which increased at a higher rate than the increase in sales, also contributed to the reduction in gross profit percentage. These declines in gross profit were somewhat offset by better experience associated with sales returns and allowances. Due to the adjustments resulting from the restatement, for fiscal 2002, gross profit as a percent of net sales decreased ten basis points to 37.5% from 37.6%.

     On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered the gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement. The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company, resulting in a higher weighted average cost of sales in future periods. The Company then estimated that future costs of sales would be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory. Approximately $725,000 of this increase in cost of sales is reflected in the year ended January 31, 2003. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings.

     The Company's continued efforts to improve its expense structure resulted in a decrease in selling, general and administrative expenses of $2.2 million, or 2.0%, to $107.8 million in fiscal 2002 from $110.0 million in fiscal 2001, while opening 17 new stores. As a percentage of net sales, selling, general and administrative expenses decreased to 31.6% in fiscal 2002 from 32.4% in fiscal 2001. The dollar decrease was related to lower personnel expense ($2.0 million), lower other expenses ($1.5 million) and lower advertising costs ($0.5 million), somewhat offset by higher credit expense ($2.3 million). Selling, general and administrative expense attributable to 17 stores opened in fiscal 2002 and 27 stores opened in fiscal 2001 were absorbed in developing the overall reduction in selling, general and administrative expense and were partially offset by greater reductions achieved in existing stores. Payroll costs decreased in fiscal 2002 as compared to fiscal 2001 as a result of continued efforts to reduce store payroll hours and control labor rates. The decrease in other expenses resulted from, among other things, centralized control of the consumption of certain supplies and services along with reductions in negotiated rates for these terms, somewhat offset by an additional litigation accrual. Advertising costs decreased in fiscal 2002, as compared to fiscal 2001, due to the Company's efforts to reduce production costs through a competitive bidding process and increased vendor funding of promotional initiatives.

     The increase in credit expense relates to, among other things, a significant increase in the use of one year no interest promotions, higher credit sales volume, and higher bad debt expense. The increase in bad debt expense versus fiscal 2001 relates to reductions taken in the accounts receivable reserve in fiscal 2001, which are established to address exposures to chargebacks on credit receivables that have already been collected. These reserves were reduced in fiscal 2001 as a result of improved credit practices, reductions in the use of third party finance contract sales and management's belief that the Company's exposure was diminished. The reserve calculation assumptions remained unchanged in fiscal 2002.

     As a result of the factors discussed above, income from operations decreased to $20.0 million in fiscal 2002 from $21.7 million in fiscal 2001. As a percentage of net sales, income from operations decreased to 5.9% in fiscal 2002 from 6.4% in fiscal 2001.

     Interest expense decreased $2.6 million, or 37.1%, to $4.3 million in fiscal 2002 from $6.9 million in 2001. The decrease in interest expense resulted from lower average outstanding borrowings and lower average interest rates.

     Income tax effective rate increased in fiscal 2002 to 38.1% from 34.8% in fiscal 2001. The Company expects to utilize certain income tax net operating losses over the next fifteen to twenty years.

FISCAL 2001 COMPARED TO FISCAL 2000 Net sales decreased $16.2 million, or 4.6%, to $338.9 million in fiscal 2001 from $355.1 million in fiscal 2000. Comparable store sales decreased $36.4 million, or 10.7%, in fiscal 2001. Additionally, sales were lower by $9.4 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $29.7 million. The total number of merchandise units sold remained flat compared to fiscal 2000, while the average price per merchandise item sold decreased by approximately 4.7% to $304 in fiscal 2001 from $319 in fiscal 2000 reflecting a reduction in consumer demand for higher priced items. Comparable store sales decreased in fiscal 2001 primarily due to the recession, lower consumer confidence and the elimination during fiscal 2001 of certain promotional practices related to break-up sales and trade-ins (which the Company believes negatively impacted comparable store sales by 5%). Also, the use of third party credit decreased to 40.1% of sales in fiscal 2001 from 41.4% of sales in fiscal 2000. The decrease in credit sales resulted from lower third party finance contract sales. The Company opened 27 new stores and closed eleven stores during fiscal 2001, increasing the number of stores operated to 364 as of January 31, 2002 from 348 as of January 31, 2001.

     Gross profit decreased $6.0 million, or 4.4%, to $131.7 million in fiscal 2001, from $137.7 million in fiscal 2000. As a percentage of net sales, gross profit increased to 38.9% in fiscal 2001 from 38.8% in fiscal 2000. During fiscal 2001, gross merchandise margin improved by over 100 basis points compared to fiscal 2000. This improvement resulted from, among other things, the impact of eliminating two promotional practices, outside trade-ins and certain breakup sales, an improvement in diamond jewelry gross margins, repair margins and the higher penetration of warranty sales. This increase was offset by a shift in demand away from slightly higher margin categories of gold, precious and semi-precious merchandise to the diamond category which carries a somewhat lower gross margin. The improvement in merchandise gross margin was offset by higher occupancy, depreciation and buying expenses which grew more than the sales contributed by the operation of an additional sixteen stores in fiscal 2001. In addition, an impairment write-off of leasehold improvements and other fixed assets totaling $0.8 million for seven store closings was taken in the third quarter. Due to the adjustments resulting from the restatement, for fiscal 2001, gross profit as a percent of net sales decreased ten basis points to 38.9% from 39.0%.

     Management initiatives reduced selling, general and administrative expenses by $5.6 million, or 4.9%, to $110.0 million in fiscal 2001 from $115.6 million in fiscal 2000 while opening 27 new stores. As a percentage of net sales, selling, general and administrative expenses decreased to 32.4% in fiscal 2001 from 32.6% in fiscal 2000. The dollar decrease related to lower other expense ($3.8 million) and lower credit expense ($3.4 million), somewhat offset by higher payroll costs ($1.3 million) and higher advertising costs ($0.3 million). Selling, general and administrative expenses attributable to the 27 stores opened in fiscal 2001 and the 66 stores opened in fiscal 2000 were absorbed in developing the overall reduction in selling, general and administrative expenses and partially offset greater reductions achieved in existing stores. Advertising expenses increased in fiscal 2001, as compared to fiscal 2000, due to an expansion of the Company's marketing and promotion programs. Payroll costs increased in fiscal 2001, as compared to fiscal 2000, due to, among other things, the increased number of stores, but were offset by expense reductions to reduce store payroll hours and control labor rates. The reduction in credit expense relates to a significant reduction in the use of one year no interest promotions. Also, lower sales volumes and reduced credit sales along with reductions in accounts receivable reserves ($1.0 million), which are established to address exposures to chargebacks on credit receivables that have already been collected. These reserves were reduced as a result of improved credit practices, reductions in the use of third party finance contract sales and management's belief that the Company's exposure was diminished. The decrease in other expenses resulted from the increased oversight and consolidation of service and supply purchases.

     As a result of the factors discussed above, income from operations decreased to $21.7 million in fiscal 2001 from $22.1 million in fiscal 2000. As a percentage of net sales, income from operations increased to 6.4% in fiscal 2001 from 6.2% in fiscal 2000.

     Interest expense increased $1.1 million, or 19.9%, to $6.9 million in fiscal 2001 from $5.8 million in fiscal 2000. The increase in interest expense is a result of an increase in average outstanding borrowings partially offset by lower average interest rates.

     Income tax effective rate decreased from 37.3% in fiscal 2000 to 34.8% in fiscal 2001 primarily due to lower income tax and estimated accruals. The Company expects to utilize certain income tax net operating losses expiring over the next fifteen to twenty years.

LIQUIDITY AND CAPITAL RESOURCES The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Credit Agreement, which was amended effective January 31, 2003 as discussed in Note (11) of the January 31, 2003 financial statements.

FISCAL 2002 The Company's cash flow used in operating activities was $20.1 million in fiscal 2002 compared to cash flow provided by operating activities of $45.2 million in fiscal 2001. Decreases in accounts payable ($34.4 million) in order to gain cash discounts and increases in merchandise inventories ($3.1 million) as compared to a prior year decrease in inventory ($14.1 million) and increase in accounts payable ($7.7 million) were the significant changes in fiscal 2002. Cash used in investing activities included the funding of capital expenditures of $8.6 million, related primarily to the opening of 17 new stores in fiscal 2002 compared to $12.7 used for capital expenditures in 2001.

     Cash generated by financing activities included revolver borrowings ($59.2 million) and proceeds from the exercise of options ($1.6 million). The Company utilized cash for financing activities in fiscal 2002 primarily to (i) purchase gold to settle the gold consignment facility ($20.5 million), (ii) make scheduled principal payments on the term loan ($5.3 million) and (iii) repurchase of 605,600 shares of common stock under the Stock Repurchase Program announced July 23, 2002 ($6.5 million). Stockholders equity increased from $113.1 million at January 31, 2002 to $117.9 million at January 31, 2003.

FISCAL 2001 The Company's cash flow provided by operating activities increased to $45.2 million in fiscal 2001 compared to cash flow used in operating activities of $6.2 million in fiscal 2000. Increases in accounts payable ($7.7 million) and decreases in merchandise inventories ($14.1 million) were the primary changes in fiscal 2001. The decrease in inventory was achieved while the Company operated an additional 16 stores resulting in a decrease of over 6% in average store inventory. Since the majority of the inventory reduction took place in central inventory, store assortments continued to be very strong. Additional focus was given to the timing and flow of merchandise purchases which contributed to the increase in accounts payable. Cash used in investing activities included the funding of capital expenditures of $12.7 million, related primarily to the opening of 27 new stores in fiscal 2001.

     Cash generated by financing activities included proceeds received from gold transferred and consigned under the gold consignment facility ($3.1 million) and proceeds from the exercise of options ($0.4 million). The Company utilized cash for financing activities in fiscal 2001 primarily to (i) decrease revolver borrowings under the credit facility ($12.0 million), (ii) decrease outstanding checks ($13.6 million), (iii) make scheduled principal payment on the term loan ($4.3 million) and (iv) purchase gold under the gold consignment facility ($6.1 million). Stockholders equity increased from $103.0 million at January 31, 2001 to $113.1 million at January 31, 2002.

OTHER LIQUIDITY AND CAPITAL RESOURCES ELEMENTS During fiscal 2002, the Company amended its $166.5 million credit facility. The Company has a $150.0 million revolving credit facility and a $4.5 million term loan facility (originally $16.5 million, less principal repayments) through June 30, 2004. A gold consignment facility of up to $40.0 million is available under the revolving credit facility. Interest rates and commitment fees charged on the unused facility float based on the Company's quarterly performance. Since these interest rates are determined by reference to Eurodollar or prime rates, changes in market interests rates can materially affect the Company's interest expense. Borrowings under the revolver are limited to a borrowing base determined based on the levels of the Company's inventory and accounts receivable. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold which fluctuates based on current gold prices. The Company periodically determines the value of the unused facility based upon a formula the result of which varies with fluctuations in inventory levels, aggregate borrowings and performance versus certain financial covenant ratios. As of January 31, 2003, the most restrictive financial covenant was total funded debt to earnings before interest, taxes, depreciation and amortization as defined in the agreement. This financial covenant was set at a ratio of 2.95 to 1.00, as amended. The peak outstanding borrowing under the Company's revolver during fiscal 2002 and 2001 was $111.9 million and $90.4 million, respectively. The unused facility was $28.9 million as of January 31, 2003.

     The Company has a gold consignment facility as part of its credit facility pursuant to which the Company accepts as consignee, and is responsible to return at a future date, a fixed number of ounces of gold. The Company has the opportunity to enter into gold consignments with certain third party financial institutions. The Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash. The Company then consigns the gold from the third party financial institution, pursuant to the gold consignment agreement. This agreement entitles the Company to use the gold in the ordinary course of its business.

     The gold consignment facility is a transfer of title in specified quantities of the gold content of the Company's inventory. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company.

     On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered the gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement (See Note
11). The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimated subsequent cost of sales as a result of this transaction to be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately $725,000 of this increase in cost of sales is reflected in the year ended January 31, 2003. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement was unchanged.

     A substantial portion of the merchandise sold by the Company is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing the Company's direct capital investment in inventory. The peak consigned inventories from merchandise vendors were $85.7 million and $87.0 million during fiscal 2002 and 2001, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, the financial condition of the Company, the vendors' understanding that the Company bears risk of loss but does not possess title, and a number of economic or competitive conditions in the jewelry business or the general economy. Any change in these relationships could have a material adverse effect on the Company's results of operations or financial condition.

     On March 6, 2000, the Company completed the sale to the public of 2,325,000 shares of its common stock at an offering price of $19.5625 per share. The Company received net proceeds of approximately $42.5 million, which it used to reduce bank debt, to accelerate new store openings and for working capital and general corporate purposes.

     On July 14, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $15.0 million of its common stock. The repurchase program authorized the Company to purchase shares over an 18-month period in the open market or through privately negotiated transactions. On August 23, 2000, the Company announced that its Board of Directors had authorized a $5.0 million increase in the stock repurchase program (increasing the total authorized to $20 million). As of January 31, 2002, the Company had repurchased 2,317,500 shares at a total cost of approximately $19.0 million under this program. This program has been terminated.

         On July 23, 2002, the Company announced that the Board of Directors had established a new stock repurchase program covering up to $25.0 million of its common stock. As of January 31, 2003, the Company had repurchased a total of 605,600 shares at a total cost of $6.5 million under this program.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

     Management expects that cash flows from operating activities and funds available under its revolving credit facility will be sufficient to support the Company's current new store expansion program and seasonal working capital needs for the foreseeable future.

INTEREST RATE RISK The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit and term loan facilities. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

     The information below summarizes the Company's interest rate risk associated with debt obligations outstanding as of January 31, 2003. The table presents principal cash flows and related interest rates by fiscal year of maturity or repricing date.

    (in thousands)                2003            2004            2005            Total
------------------------------------------------------------------------------------------
Variable rate (a)              $ 98,990             ---            ---          $   98,990
Average interest rate               4.3%            ---            ---                 4.3%
Fixed rate                          ---          $  640            ---          $      640
Average interest rate               ---           12.15%           ---               12.15%
------------------------------------------------------------------------------------------

(a) Includes $4.5 million of term debt with scheduled principal payments due between April 2003 and September 2003. All term loans are variable rate, which reprice within 2003. Interest rates charged on the facility float based on the Company's quarterly financial performance.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (the effective date of which was amended in September 1999 by SFAS No. 137). This Statement was further amended in June 2000 by SFAS No. 138. SFAS No. 133 and the amendments found in SFAS No. 138 require that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     Effective February 1, 2001, the Company adopted SFAS133, as amended, with no impact on its financial statements.

GOLD PRICE RISK The Company does not hedge gold price changes. Current increases in gold prices have had and may have a future negative impact on gross margin to the extent sales prices do not increase commensurately.

CONTRACTUAL OBLIGATIONS AND CONTINGENCIES The following summarizes the Company's contractual obligations at January 31, 2003:

                                                        Due Fiscal       Due Fiscal           Due
         (in thousands)                 Total              2003           2004-2006       Thereafter
----------------------------------------------------------------------------------------------------
Revolver                               $ 94,490          $ 94,490          $   ---          $   ---
Accrued interest                            268               268              ---              ---
Long-term debt                            4,500             4,500              ---              ---
Subordinated debt                           640               ---              640              ---
Operating leases                        195,190            28,945           80,015           86,230
---------------------------------------------------------------------------------------------------
Total contractual obligations          $295,088          $128,203          $80,655          $86,230
---------------------------------------------------------------------------------------------------

         On July 25, 2002, the Company was named a defendant in a wage hour class suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. The parties have reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors.

ACCOUNTS RECEIVABLE Accounts receivable consists primarily of customer credit card charges and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to chargebacks on credit receivables that have already been collected. The Company accrues an estimate of expected chargebacks based on the Company's historical chargeback experience.

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

REVENUE RECOGNITION The Company recognizes revenue from sales of merchandise when earned, as required by SAB 101. Revenue is recognized when delivery has occurred and title and risk of loss have transferred to the customer. The Company accrues an estimate of expected returns based on the Company's historical returns experience which is governed by the Company's merchandise returns policy for expected returns which have not been presented. The Company charges the customer to cover the costs of administration for inactive layaways.

ACCOUNTING FOR STOCK BASED COMPENSATION The Company follows APB No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. Since the stock option plans meet certain criteria of APB No. 25, the Company does not recognize any compensation cost in the income statement. SFAS No. 123, "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25, defines a "fair value based method" of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the "intrinsic value based method" prescribed in APB No. 25.

     The Company believes that applying the intrinsic value based method of accounting for stock options prescribed by APB No. 25 is a critical accounting policy because application of SFAS No. 123 would require the Company to estimate the fair value of employee stock options at the date of the grant and record an expense in the income statement over the vesting period for the fair value calculated, thus reducing net income and earnings per share. Our accounting policy to follow APB No. 25 in accounting for our stock options plans is a critical accounting policy.

     The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 123, the Company has been disclosing in the Notes to the Financial Statements the impact on net income and earnings per share as if the fair value based method was adopted.

ACCOUNTING OF BUSINESS COMBINATIONS AND GOODWILL AND OTHER TANGIBLES In accordance with the Financial Accounting Standard Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company evaluates goodwill for impairment on an annual basis or whenever indicators of impairment exist. SFAS 142 requires that if the carrying value of a reporting unit for which the goodwill relates to exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the "implied fair value" of reporting unit goodwill. As discussed in the notes to the financial statements, the Company evaluated goodwill using discounted cash flow and a market multiple approach for impairment and concluded that no impairment currently exists.

     The Company believes that the accounting estimate related to determining fair value is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires Company management to make assumptions about the future cash flows over several years in the future and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management's assumptions about future cash flows requires significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 establishes accounting requirements for impaired long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. The Company adopted SFAS 144 effective February 1, 2002, which had no impact on its financial statements.

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

ACCOUNTING FOR STOCK BASED COMPENSATION The Financial Accounting Standards Board issued Statement No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure", during fiscal 2002. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of January 31, 2003.

ACCOUNTING FOR GUARANTEES The Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company has no liabilities recorded for these obligations as of January 31, 2003.

TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES The Company provides certain office services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company or other companies, from time to time, which own and operate primarily mall-based snack food stores, and in which Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin own a 52% equity interest. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin. For these services, Double P Corporation pays the Company $700 per month. Matthew Patinkin has served as a director of Double P Corporation and one of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spend a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company. In the case of Hugh Patinkin and John Desjardins, these services are performed solely in their capacities as shareholders of Double P Corporation. In the case of Matthew Patinkin, these services are performed in his capacity as a shareholder of Double P Corporation and were previously performed in his capacities as a director and a shareholder of Double P Corporation. Messrs. Hugh Patinkin and John Desjardins receive no remuneration for these services. Matthew Patinkin receives no remuneration for these services other than the fee he previously received for his services as a director of Double P Corporation. In several cases the Company and Double P Corporation have reached joint agreements to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with the landlord to reach such a joint agreement. Since the Company's initial public offering, its policy has required that the terms of any such leases must be approved by a majority of the Company's outside directors.

INFLATION The Company believes that inflation generally has not had a material effect on the results of its operations. There is no assurance, however, that inflation will not materially affect the Company in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Whitehall Jewellers, Inc.
Statements of Operations

For the Years Ended January 31, 2003, 2002 and 2001

                                                                           2003                 2002                   2001
(In thousands, except per share and selected operating data)       (Restated - Note 19)  (Restated - Note 19)  (Restated - Note 19)
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $341,037              $338,911              $ 355,065
Cost of sales (including buying and occupancy expenses)                   213,242               207,227                217,344
------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                           127,795               131,684                137,721
Selling, general and administrative expenses                              107,790               109,975                115,600
------------------------------------------------------------------------------------------------------------------------------
   Income from operations                                                  20,005                21,709                 22,121
Interest expense                                                            4,341                 6,902                  5,757
------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                              15,664                14,807                 16,364
Income tax expense                                                          5,970                 5,153                  6,103
------------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of change in accounting                  9,694                 9,654                 10,261
Cumulative effect of change in accounting, net                                ---                   ---                 (3,068)
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                            $  9,694              $  9,654              $   7,193
------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
   Income before cumulative effect of change in accounting, net          $   0.67              $   0.66              $    0.65
   Cumulative effect of change in accounting, net                             ---                   ---                  (0.19)
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                            $   0.67              $   0.66              $    0.46
------------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares                                          14,545                14,584                 15,617
------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Income before cumulative effect of change in accounting, net          $   0.64              $   0.66              $    0.64
------------------------------------------------------------------------------------------------------------------------------
   Cumulative effect of change in accounting, net                             ---                   ---                  (0.19)
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                            $   0.64              $   0.66              $    0.45
------------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares and common share
       equivalents                                                         15,038                14,685                 15,964
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Balance Sheets

As of January 31, 2003 and January 31, 2002

                                                                                 2003                    2002
(in thousands, except share data)                                        (Restated - Note 19)    (Restated - Note 19)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                        $  2,048                $  2,741
   Accounts receivable, net                                                       1,621                   1,189
   Merchandise inventories                                                      196,694                 173,098
   Other current assets                                                           1,470                   1,224
   Deferred income taxes, net                                                     2,627                   3,029
   Deferred financing costs                                                         510                     511
---------------------------------------------------------------------------------------------------------------
      Total current assets                                                      204,970                 181,792

Property and equipment, net                                                      61,634                  63,914
Goodwill, net                                                                     5,662                   5,662
Deferred financing costs                                                            213                     723
---------------------------------------------------------------------------------------------------------------

      Total assets                                                             $272,479                $252,091
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolver loans                                                              $ 94,490                $ 35,277
   Current portion of long-term debt                                              4,500                   5,250
   Customer deposits                                                              3,454                   3,963
   Accounts payable                                                              26,784                  61,793
   Income taxes payable                                                           3,303                   3,257
   Accrued payroll                                                                3,282                   6,270
   Other accrued expenses                                                        11,380                  13,324
---------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                 147,193                 129,134

Long-term debt                                                                      640                   5,140
Deferred income taxes, net                                                        3,607                   2,012
Other long-term liabilities                                                       3,138                   2,660
---------------------------------------------------------------------------------------------------------------

      Total liabilities                                                         154,578                 138,946

Commitments and contingencies

Stockholders' equity:
   Common Stock, ($.001 par value; 30,000,000 shares authorized;
      18,020,968 shares and 17,809,830 shares issued, respectively)                  18                      17
   Class B Common Stock, ($1.00 par value; 29,567 shares authorized;                ---                     ---
      142 shares and 142 shares issued and outstanding, respectively)

   Additional paid-in capital                                                   105,795                 103,767

   Retained earnings                                                             48,025                  38,331
---------------------------------------------------------------------------------------------------------------
                                                                                153,838                 142,115

   Treasury stock, 3,822,637 and 3,200,209 shares, respectively at              (35,937)                (28,970)
   cost
---------------------------------------------------------------------------------------------------------------

      Total stockholders' equity, net                                           117,901                 113,145
---------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                              $ 272,479               $ 252,091
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Statements of Stockholders' Equity

For the Years Ended January 31, 2003, 2002 and 2001

                                                                                Retained
                                                         Class B  Additional    Earnings
                                                 Common   Common   Paid-in    (Restated -   Treasury
(in thousands)                                    Stock   Stock    Capital      Note 19)     Stock
----------------------------------------------------------------------------------------------------
Balance at January 31, 2000                       $ 15    $ ---    $ 60,426    $ 21,484    $  (9,997)
Net income                                         ---      ---         ---       7,193          ---
Exercise of options                                ---      ---         380         ---          ---
Equity offering                                      2      ---      42,535         ---          ---
Treasury stock repurchase                          ---      ---         ---         ---      (18,980)
----------------------------------------------------------------------------------------------------
Balance at January 31, 2001                         17      ---     103,341      28,677      (28,977)
Net income                                         ---      ---         ---       9,654          ---
Exercise of options                                ---      ---         426         ---          ---
Stock issued under Employee Stock Purchase Plan    ---      ---         ---         ---            7
----------------------------------------------------------------------------------------------------
Balance at January 31, 2002                         17      ---     103,767      38,331      (28,970)
Net income                                         ---      ---         ---       9,694           --
Exercise of options                                  1      ---       2,028         ---         (459)
Treasury stock repurchase                          ---      ---         ---         ---       (6,548)
Stock issued under Employee Stock Purchase Plan    ---      ---         ---         ---           40
----------------------------------------------------------------------------------------------------
Balance at January 31, 2003                       $ 18    $ ---    $105,795    $ 48,025    $ (35,937)
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Statements of Cash Flows

For the Years Ended January 31, 2003, 2002 and 2001

                                                                                   2003                2002               2001
                                                                                (Restated -         (Restated -        (Restated -
                                (in thousands)                                     Note 19)           Note 19)           Note 19)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                           $     9,694         $     9,654         $   7,193
   Net income
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Cumulative effect of accounting change, net                                          ---                 ---             3,068
   Depreciation and amortization                                                     11,216              10,715             9,198
   Store closing impairment charge                                                      ---                 822             1,118
   Loss on disposition of assets                                                        146                  74                75
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivables, net                                    (432)                217             1,753
   (Increase) decrease in merchandise inventories, net of gold
   consignment                                                                       (3,143)             14,098           (33,906)
   (Increase) decrease in other current assets                                         (246)               (536)              421
   Increase (decrease) in deferred taxes, net                                         1,997               2,327              (645)
   (Decrease) increase in accounts payable                                          (34,381)              7,695             6,349
   (Decrease) increase customer deposits                                               (509)               (251)              260
   Increase (decrease) in income taxes payable                                           46                 384            (2,522)
   (Decrease) increase in accrued payroll                                            (2,988)              1,100              (775)
   (Decrease) increase in other accrued expenses                                     (1,944)             (1,638)            1,698
   Increase  in other long-term liabilities                                             478                 532               467
---------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities                           (20,066)             45,193            (6,248)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                              (8,571)            (12,695)          (22,688)
---------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                          (8,571)            (12,695)          (22,688)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows financing activities:
   Borrowing on revolver loan                                                     1,065,170           1,043,464           444,147
   Repayment of revolver loan                                                    (1,005,957)         (1,055,407)         (438,044)
   Repayment of term loan                                                            (5,250)             (4,250)           (3,250)
   Purchase of gold to settle the gold consignment                                  (20,453)             (6,118)              ---
   Proceeds from gold consignment                                                       ---               3,107             2,016
   Proceeds from equity offering                                                        ---                 ---            42,537
   Financing costs                                                                      ---                (348)             (441)
   Proceeds from exercise of stock options                                            1,570                 426               380
   Proceeds from stock issued under the Employee Stock Purchase                          40                   7               ---
   Plan
   Purchase of treasury stock                                                        (6,548)                ---           (18,980)
   (Decrease) increase in outstanding checks, net                                      (628)            (13,564)            1,071
---------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                            27,944             (32,683)           29,436
---------------------------------------------------------------------------------------------------------------------------------
      Net change in cash and cash equivalents                                          (693)               (185)              500
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                      2,741               2,926             2,426
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $     2,048         $     2,741         $   2,926
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Interest paid during year                                                    $     2,515         $     6,372         $   5,383
   Income taxes paid during year                                                $     3,809         $     2,274         $   9,319
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
NOTES TO FINANCIAL STATEMENTS

(1) Description of Operations

The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 370 and 364 stores located in 38 states operating in regional or super-regional shopping malls as of January 31, 2003 and January 31, 2002, respectively. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

(2) Accounting Change

On December 3, 1999 the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, among other things, requires that revenue from layaway sales should only be recognized upon delivery of merchandise to the customer. The accounting required by this bulletin became effective for the Company the first fiscal quarter of the fiscal year beginning after December 15, 1999. Accordingly, the Company adopted this pronouncement in the first quarter of fiscal year 2000.

         Effective February 1, 2000, the Company changed its accounting policy for layaway sales in accordance with SAB 101, which requires that revenue from layaway sales be deferred until merchandise is delivered to the customer. The Company charges the customer to cover the costs of administration for inactive layaways.

         Prior to February 1, 2000, layaway receivables included those sales to customers under the Company's layaway policies, which had not been fully collected as of the end of the fiscal year. Layaway receivables are net of customer payments received to date and net of an estimate for payments on layaway sales which the Company anticipated would never be consummated. This estimate is based on the Company's historical calculation of layaway sales.

         The Company recorded a charge of approximately $3.1 million during the first quarter, which is net of a $1.9 million tax benefit, presented as a cumulative effect of this accounting change as of February 1, 2000.

(3) Equity Offering

In March 2000, the Company completed an offering of common stock. The Company issued 2,325,500 shares of common stock, and received proceeds of $42.5 million net of underwriting discounts and offering costs. The Company used the proceeds to reduce the Company's indebtedness and for working capital and other general corporate purposes.

(4) Common Stock Repurchase Program

On July 14, 2000, the Board of Directors authorized the Company to repurchase up to $15.0 million of its common stock. On August 23, 2000, the Company announced that its Board of Directors had increased the authorization to purchase shares under the stock repurchase program from $15.0 million to $20.0 million of the Company's common stock. As of January 31, 2002, the Company had repurchased 2,317,500 shares under this stock repurchase program, at a total cost of approximately $19.0 million. This program has been terminated.

         On July 23, 2002, the Company announced that the Board of Directors had established a new stock repurchase program covering up to $25.0 million of its common stock. As of January 31, 2003, the Company had repurchased a total of 605,600 shares of common stock under the stock repurchase program at a total cost of approximately $6.5 million. Shares repurchased by the Company reduce the weighted average number of shares of Common Stock outstanding for basic and diluted earnings per share calculations.

(5) Summary of Significant Accounting Policies

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers any temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE Accounts receivable consists primarily of customer credit card charges and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to chargebacks on credit receivables that have already been collected. The Company accrues an estimate of expected chargebacks based on the Company's historical chargeback experience.

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

PROPERTY AND EQUIPMENT Property and equipment are carried at cost, less accumulated depreciation and amortization. Furniture and fixtures are depreciated on a straight-line basis over estimated useful lives ranging from five to ten years. Software costs are amortized on a straight-line basis over five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease terms or ten years.

         Upon retirement or disposition of property and equipment, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the results of operations.

LONG-LIVED ASSETS When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

GOODWILL Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations. Under the Financial Standards Accounting Board Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" goodwill and indefinite lived intangible assets are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company adopted SFAS 142 on February 1, 2002 and has discontinued the amortization of goodwill. The Company reviewed goodwill for impairment as of January 31, 2003 and determined that no impairment existed.

DEFERRED FINANCING COSTS In connection with the Company's financing agreements, the Company incurred various financing costs, which have been deferred on the Company's balance sheet and are amortized over the terms of the agreements and included in interest expense.

ACCOUNTS PAYABLE Accounts payable includes outstanding checks which were $6,512,000 and $7,140,000 as of January 31, 2003 and 2002, respectively.

STORE PREOPENING EXPENSE Expenses associated with the opening of new store locations are expensed in the period such costs are incurred.

LEASE EXPENSE The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases. Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

SELF-INSURANCE The Company self-insures or retains a portion of the exposure for losses related to workers compensation and general liability costs. It is the Company's policy to record self-insurance reserves, as determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.

REVENUE RECOGNITION The Company recognizes revenue from sales of merchandise when earned, as required by SAB 101. Revenue is recognized when delivery has occurred and title and risk of loss have transferred to the customer. The Company accrues an estimate of expected returns based on the Company's historical returns experience which is governed by the Company's merchandise returns policy. The Company charges the customer to cover the costs of administration for inactive layaways.

EARNINGS PER SHARE Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed assuming the exercise of all dilutive stock options. Under these assumptions, the weighted average number of common shares outstanding is increased accordingly.

INCOME TAXES Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK BASED COMPENSATION The Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of January 31, 2003.

         The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which results in no charge to earnings when options are issued at fair market value.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation and Disclosure," to stock-based employee compensation.

                                                                       2003          2002           2001
                                                                   (Restated -    (Restated -    (Restated
(in thousands, except per share amounts)                             Note 19)      Note 19)      - Note 19)
----------------------------------------------------------------------------------------------------------
Net income, as reported                                             $  9,694       $  9,654     $  7,193
Deduct: Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects                                                         (1,951)        (2,459)      (3,583)
--------------------------------------------------------------------------------------------------------
Pro forma net income                                                $  7,743       $  7,195     $  3,610
--------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic-as reported                                                     0.67           0.66         0.46
  Basic-pro forma                                                       0.53           0.49         0.23
  Diluted-as reported                                                   0.64           0.66         0.45
  Diluted-pro forma                                                     0.51           0.49         0.23
--------------------------------------------------------------------------------------------------------

         For purposes of pro forma net income and earnings per share calculation in accordance with SFAS No. 123, for each option granted during the years ended January 31, 2003, 2002, 2001, 2000, and 1999 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

                            2003       2002       2001       2000       1999
------------------------------------------------------------------------------
Risk-free interest rate        4.1%      5.1%       6.6%       5.3%        5.3%
Dividend yield                   0         0          0          0           0
Option life              5.5 years   7 years    7 years    6 years     6 years
Volatility                      62%       44%        53%        39%         40%
------------------------------------------------------------------------------

MANAGEMENT ESTIMATES The preparation of financial statements in conjunction with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Valuation reserves for inventory, accounts receivable, sales returns and deferred tax assets are significant examples of the use of such estimates. Actual results could differ from those estimates.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, was required to be adopted by the Company for its fiscal year beginning after December 1, 2000. SFAS 133 requires disclosures of the objectives for holding or issuing derivative instruments, the context to understand the objectives and the strategies for achieving the objectives and disclosures related to the impact of derivatives as reflected in the statement of comprehensive income and requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and measured at their fair values. SFAS 133 also requires changes in the fair value of derivatives to be recorded in each period in current earnings or comprehensive income, depending on the intended use of the derivatives. The Company adopted SFAS 133, as amended, effective February 1, 2001, which had no impact on its financial statements.

ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 establishes accounting requirements for impaired long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. The Company adopted SFAS 144 effective February 1, 2002, which had no impact on its financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSED ACTIVITIES In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that costs associated with disposal or exit activities after December 31, 2002 be recorded at fair value in the period the liability is incurred. The Company adopted SFAS 146 effective January 1, 2003, which had no impact on its financial statements.

ACCOUNTING FOR GUARANTEES The Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company has no liabilities recorded for these obligations as of January 31, 2003.

(6) Accounts Receivable, Net

Accounts receivables, net included the following as of January 31:

(in thousands)                                    2003           2002
-----------------------------------------------------------------------
Accounts receivable                             $  2,165       $  1,862
Less: allowance for doubtful accounts               (544)          (673)
-----------------------------------------------------------------------
Accounts receivable, net                        $  1,621       $  1,189
-----------------------------------------------------------------------

The Company has charged bad debt expense of $1,686,000, $577,000 and $2,331,000 for doubtful accounts for the years ended January 31, 2003, 2002 and 2001, respectively.

(7) Inventory

Merchandise inventories consisted of the following as of January 31:

                                               2003                          2002
(in thousands)                         (Restated - Note 19)          (Restated - Note 19)
----------------------------------------------------------------------------------------
Raw materials                               $   7,657                    $   6,958
Finished goods inventory                      189,037                      166,140
----------------------------------------------------------------------------------
Merchandise inventories                     $ 196,694                    $ 173,098
==================================================================================

Raw materials consist primarily of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap and miscellaneous costs of $3,567,000 and $3,579,000 for the years ended January 31, 2003 and 2002, respectively. As of January 31, 2003 and 2002, merchandise consignment inventories held by the Company that are not included in its balance sheets total $74,924,000 and $80,425,000, respectively.

         Gold consignments of $23,298,000 are not included in the Company's balance sheet at January 31, 2002 (see Note 11, Financing Arrangements) as the title to such gold has passed to the consignor and is subject to the same risk of physical loss as other inventory held on consignment by the Company. On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered the gold to its banks and extinguished all existing Company gold consignment obligations to the banks under the Credit Agreement (See Note 11). The purchase had the effect of increasing the weighted average cost of gold available for retail sale by the Company and will result in a higher weighted average cost of sales in future periods. The Company estimated subsequent cost of sales as a result of this transaction to be approximately $1.5 million greater based on the effect of the transaction on the weighted average cost of gold product in its inventory prior to this purchase. Approximately $725,000 of this increase in cost of sales is reflected in the year ended January 31, 2003. This purchase increased the Company's inventory by $20.5 million and was funded by revolver loan borrowings. The total amount available to borrow under the Company's Credit Agreement is unchanged.

         Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of January 31, 2003 and 2002, these amounts included in inventory are $3,364,000 and $3,306,000, respectively. The amounts comprising the overhead pool of capitalizable costs were $5,566,000, $5,211,000 and $4,964,000 for the years ended January 31, 2003, 2002 and 2001, respectively.

(8) Property and Equipment

Property and equipment included the following as of January 31:

(in thousands)                                         2003            2002
------------------------------------------------------------------------------
Furniture and fixtures, and software                $  77,614        $  71,245
Leasehold improvements                                 36,407           37,417
------------------------------------------------------------------------------
Property and equipment                                114,021          108,662
Accumulated depreciation and amortization             (52,387)         (44,748)

------------------------------------------------------------------------------
Property and equipment, net                         $  61,634        $  63,914
------------------------------------------------------------------------------

         Depreciation expense was $10,704,000, $9,955,000 and $8,558,000 for the years ended January 31, 2003, 2002, and 2001, respectively.

         The Company has recognized impairment charges included in costs of sales, measured as the excess of net book value of furniture, fixtures and leasehold improvements over their fair values, associated with management's decision to close stores. The Company recorded $822,000 and $1,118,000 in impairment charges for the years ended January 31, 2002 and 2001. As of January 31, 2003 the Company has completed the closure of eleven stores without requiring significant adjustment to the originally recorded charges and continues to pursue the closure of the remainder.

         The amount of internally developed software capitalized during the year ending January 31, 2003 and 2002 was $53,000 and $198,000, respectively and is included in furniture, fixtures and software. Amortization of capitalized software for the year ended January 31, 2003 and 2002, was $69,000 and $17,000, respectively. The remaining unamortized costs of internally developed software included in property and equipment as of January 31, 2003 and 2002 was $164,000 and $181,000, respectively.

(9) Goodwill

On September 10, 1998, the Company acquired substantially all of the assets of 36 jewelry stores operating under the Jewel Box name from Carlyle & Co. Jewelers and its affiliates, headquartered in Greensboro, North Carolina. The Company purchased all associated inventory, accounts receivable and fixed assets for approximately $22 million (including fees and other costs) in cash (the "Acquisition"). The Acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of Acquisition. The excess of the purchase price over the fair values of the net assets acquired was $6.6 million and has been recorded as goodwill.

         The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value using both a discounted cash flow analysis and market multiple approach and has determined that no impairment of goodwill was recorded. The carrying amount of goodwill as of January 31, 2003 and January 31, 2002 was $5,662,000. The table below shows income before income taxes, net income and earnings per share for the years ended January 31, 2003, 2002 and 2001, adjusted to add back goodwill amortization and related tax effects.

                                                January 31, 2003      January 31, 2002      January 31, 2001
(in thousands, except per share data)         (Restated - Note 19)  (Restated - Note 19)  (Restated - Note 19)
--------------------------------------------------------------------------------------------------------------
Reported income before income taxes               $   15,664            $   14,807             $   16,364
Add back: Goodwill amortization                           --                   262                    262
--------------------------------------------------------------------------------------------------------------
Adjusted income before income taxes               $   15,664            $   15,069             $   16,626
==============================================================================================================

Reported net income                               $    9,694            $    9,654             $    7,193
Add back: After tax impact of goodwill
 amortization                                             --                   171                    164
--------------------------------------------------------------------------------------------------------------

Adjusted net income                               $    9,694            $    9,825             $    7,357
==============================================================================================================

Basic earnings per share:
  Reported net income                             $     0.67            $     0.66             $     0.46
  After tax impact of goodwill amortization               --                  0.01                   0.01
--------------------------------------------------------------------------------------------------------------
Adjusted net income                               $     0.67            $     0.67             $     0.47
==============================================================================================================

Diluted earnings per share:
  Reported net income                             $     0.64            $     0.66             $     0.45
  After tax impact of goodwill amortization               --                  0.01                   0.01
--------------------------------------------------------------------------------------------------------------
Adjusted net income                               $     0.64            $     0.67             $     0.46
==============================================================================================================

(10) Long-Term Liabilities

Included in long-term liabilities at January 31, 2003 and 2002 are $3,138,000 and $2,660,000 respectively, of deferred lease costs.

(11) Financing Arrangements

Effective January 31, 2003, the Company amended certain terms and conditions within its Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement (the "Credit Agreement"), with its bank group to provide for a total facility of $166.5 million through June 30, 2004. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's quarterly financial performance.

         Under this Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions on capital expenditures, investments, payment of dividends, assumption of additional debt, acquisitions and divestitures, among others, and requires the Company to maintain certain financial ratios based on levels of funded debt, capital expenditures and earnings before interest, taxes, depreciation and amortization. As of January 31, 2003, the most restrictive financial covenant was total funded debt to earnings before interest, taxes, depreciation and amortization as defined in the agreement. This financial covenant was set at a ratio of 2.95 to 1.00, as amended, and is calculated based on the daily outstanding average of all debt outstanding for the trailing four quarters including borrowing under the credit facility, senior subordinated debt, capital leases and other indebtedness divided by earnings before interest, taxes, deprecation and amortization for the trailing four quarters.

REVOLVER LOAN The revolving loan facility under the Credit Agreement is available up to a maximum of $150.0 million, including amounts borrowed under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivable. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold which fluctuates based on current gold prices. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

         Current interest rates for borrowings under this agreement are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. The interest expense under the revolver facility for the years ended January 31, 2003, 2002 and 2001 was $3,008,000, $4,650,000 and $3,449,000, respectively, reflecting a weighted average interest rate of 4.2%, 6.4% and 8.0%, respectively.

TERM LOAN The term loan facility under the Credit Agreement is available up to a maximum of $4.5 million (originally $16.5 million, less principal repayments). Current interest rates for these borrowings are, at the Company's option, based on Eurodollar rates or the banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for Eurodollar borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance. The interest expense under the term loan facility for the years ended January 31, 2003, 2002 and 2001 was $353,000, $841,000 and $1,348,000, respectively for these borrowings, reflecting a weighted average interest rate of 4.4%, 6.7% and 8.3%, respectively.

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

         The Company has accounted for the transaction as a reduction in its inventories, as it has transferred title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the Gold Consignment Agreement require the Company to deliver the specified quantities of consigned gold back to the third party financial institution at the end of the facility (which currently expires in 2004). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can elect to purchase the consigned quantities at the end of the Gold Consignment Facility at the current market price for gold on that date.

         On August 22, 2002, the Company purchased 66,500 troy ounces of gold at an average gold price of $307.56 per ounce for a total of $20.5 million. The Company delivered gold to its banks and extinguished all existing Company gold obligations under the Credit Agreement.

         The facility provides for the sale of a maximum of 115,000 troy ounces of gold or $40.0 million. Under the agreement, the Company pays consignment fees at the rate set by the bank based on the London Interbank Bullion Rates payable monthly. A commitment fee on the unused portion of the Gold Consignment Facility is payable monthly. Interest rates and the commitment fees charged on the unused facility float based on the Company's quarterly financial performance. The consignment fees totaled $354,000, $804,000 and $520,000 for the years ended January 31, 2003, 2002 and 2001, respectively, at a weighted average rate of 3.0%, 3.7% and 2.5%, respectively.

SUBORDINATED NOTES As of January 31, 2003 and 2002, the Company had Series C Senior Subordinated Notes due 2004 (the "Series C Notes") totaling $640,000 which bear interest at 12.15% per annum payable in cash, with interest payments due quarterly. Interest expense was $78,000 for each of the years ended January 31, 2003, 2002 and 2001, respectively.

         As of January 31, 2003 and 2002, the current portion and noncurrent portion of long-term debt consisted of the following:

(in thousands)                                       2003         2002
-------------------------------------------------------------------------
Current portion of long-term debt:
  Term loan                                        $   4,500    $   5,250
-------------------------------------------------------------------------
    Total                                          $   4,500    $   5,250
-------------------------------------------------------------------------
Long-term debt, net of current portion:
  Term loan                                        $     ---    $   4,500
  Subordinated debt                                      640          640
-------------------------------------------------------------------------
    Total                                          $     640    $   5,140
-------------------------------------------------------------------------

Future scheduled maturities under the loan agreements, excluding the revolver for January 31, 2003, are as follows:

                                               Subordinated
(in thousands)                   Term             Notes         Total
----------------------------------------------------------------------
January 31, 2004               $  4,500           $  --       $  4,500
April 30, 2004                       --             640            640
----------------------------------------------------------------------
Total                          $  4,500   $       $ 640       $  5,140
----------------------------------------------------------------------

         The carrying amount of the Company's borrowings under the Credit Agreement and other long-term borrowings approximates fair value based on current market rates.

(12) Deferred Financing Costs

In conjunction with the Company's recapitalization of its financing arrangements in fiscal 1997, the establishment of the Credit Agreement in fiscal 1998 and the amendments to the Credit Agreement through fiscal 2003, costs associated with these agreements are being amortized over the extended term of the Credit Agreement. Amortization expense in the years ended January 31, 2003, 2002 and 2001 was $511,000, $487,000 and $378,000, respectively.

(13) Income Taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and deferred tax liability and their approximate tax effects are as follows, as of January 31:

                                                    2003                      2002
                                            (Restated - Note 19)      (Restated - Note 19)
                                           ------------------------------------------------
                                            Temporary                 Temporary
(in thousands)                             Difference  Tax Effect    Difference  Tax Effect
-------------------------------------------------------------------------------------------
Merchandise inventories                    $   1,699    $    664      $  1,510    $     574
Accrued rent                                   3,412       1,331         2,833        1,043
Accounts receivable                              935         365         1,011          372
Sales returns                                    709         276         1,525          561
Vacation pay                                   1,132         441         1,379          507
State and local government fees                  937         365           600          221
Other                                          1,408         550         1,057          389
Net operating loss carryforward                  858         334           552          203
-------------------------------------------------------------------------------------------
  Total deferred tax asset                    11,090       4,326        10,467        3,870
-------------------------------------------------------------------------------------------
Property and equipment, net                   12,446       4,854         7,017        2,582
Goodwill                                       1,160         452           737          271
-------------------------------------------------------------------------------------------
  Total deferred tax liability               (13,606)     (5,306)       (7,754)      (2,853)
-------------------------------------------------------------------------------------------
  Net deferred tax asset (liability)       $  (2,516)    $  (980)      $ 2,713    $   1,017
-------------------------------------------------------------------------------------------

         The net current and non-current components of deferred income taxes recognized in the balance sheet at January 31 are as follows:

                                                        2003                     2002
(in thousands)                                 (Restated - Note 19)    (Restated - Note 19)
-------------------------------------------------------------------------------------------
Net current assets                                   $  2,627                 $  3,029
Net non-current (liability)                            (3,607)                  (2,012)
--------------------------------------------------------------------------------------
  Net deferred tax asset (liability)                 $   (980)                $  1,017
--------------------------------------------------------------------------------------

         The Company has gross state net operating loss carryforwards of $9,931,000, which have been benefited for deferred income tax purposes. The Company expects to utilize certain income tax net operating losses expiring over the next fifteen to twenty years.

         The income tax expense for the years ended January 31, consists of the following:

                                                      2003          2002          2001
                                                   (Restated - (Restated -    (Restated -
(in thousands)                                       Note 19)     Note 19)      Note 19)
------------------------------------------------------------------------------------------
Current expense                                     $  3,795      $ 3,548       $  7,175
Deferred tax expense                                   2,175        1,605         (1,072)
----------------------------------------------------------------------------------------
Total income tax expense                               5,970        5,153          6,103
----------------------------------------------------------------------------------------

         The provision for income taxes on income differs from the statutory tax expense computed by applying the federal corporate tax rate of 35%, 34% and 34% for the years ended January 31, 2003, 2002 and 2001, respectively.

                                                      2003          2002          2001
                                                   (Restated -   (Restated -   (Restated -
(in thousands)                                       Note 19)     Note 19)      Note 19)
------------------------------------------------------------------------------------------
Taxes computed at statutory rate                    $  5,482      $ 5,034       $  5,564
State income tax expense, net of federal benefit         499          206            597
Other                                                    (11)         (87)           (58)
----------------------------------------------------------------------------------------
Total income tax expense                            $  5,970      $ 5,153       $  6,103
----------------------------------------------------------------------------------------

(14) Common Stock

Following are the number of shares issued and outstanding for each of the Company's classes of Common Stock as of January 31:

                                                                   Class B
                                             Common Stock       Common Stock       Treasury
(in thousands)                             (par value $.001   (par value $.001       Stock
---------------------------------------------------------------------------------------------
Balance at January 31, 2000                   15,353,120            152              (883,376)
Conversion of Class B Common Stock                   151             (4)                  ---
Exercise of Options/Restricted Shares             54,616            ---                   ---
Issuance of Stock                              2,325,500            ---                   ---
Purchase of Treasury Stock                           ---            ---            (2,317,500)
---------------------------------------------------------------------------------------------
Balance at January 31, 2000                   17,733,387            148            (3,200,876)
Conversion of Class B Common Stock                   213             (6)                  ---
Exercise of Options/Restricted Shares             76,230            ---                   ---
Issuance of Stock                                    ---            ---                   667
---------------------------------------------------------------------------------------------
Balance at January 31, 2000                   17,809,830            142            (3,200,209)
Exercise of Options/Restricted Shares            211,138            ---               (21,418)
Purchase of Treasury Stock                           ---            ---              (605,600)
Issuance of Stock                                    ---            ---                 4,590
---------------------------------------------------------------------------------------------
Balance at January 31, 2003                   18,020,968            142            (3,822,637)
---------------------------------------------------------------------------------------------

         Each share of Class B Common Stock is exchangeable into common stock on a 35.4 for 1 basis. Each share of Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 35.4 votes on each matter submitted to stockholders for vote.

(15) Earnings Per Common Share

Basic earnings per share is computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed assuming the exercise of all dilutive stock options. Under these assumptions, the weighted average number of common shares outstanding is increased accordingly.

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations (in thousands, except per share amounts) for the years ended January 31:

                                                2003                   2002                  2001
                                        (Restated - Note 19)   (Restated - Note 19)  (Restated - Note 19)
                                        -----------------------------------------------------------------
                                          Basic      Diluted     Basic     Diluted    Basic      Diluted
--------------------------------------------------------------------------------------------------------
EPS Numerator:
Net income                              $ 9,694     $ 9,694    $ 9,654     $ 9,654   $ 7,193     $ 7,193
EPS Denominator:
Average common shares outstanding:       14,545      14,545     14,584      14,584    15,617      15,617
Effect of dilutive securities:
Stock options                               ---         493        ---         101       ---         347
--------------------------------------------------------------------------------------------------------
Total shares                             14,545      15,038     14,584      14,685    15,617      15,964
--------------------------------------------------------------------------------------------------------
Earnings per share                      $  0.67     $  0.64    $  0.66     $  0.66   $  0.46     $  0.45
--------------------------------------------------------------------------------------------------------
Stock options excluded from the
  calculation of diluted earnings per
  share (due to their antidilutive
  effect on the calculation)                ---         606        ---       1,133       ---         483
--------------------------------------------------------------------------------------------------------

(16) Employee Benefit Plans

Effective October 1, 2001, the Company established an Employee Stock Purchase Plan ("ESPP") for the benefit of substantially all employees. Employees become eligible to participate in the ESPP after six consecutive months of employment and the employee's customary employment is more than 20 hours per week. Through employee contributions to the ESPP, the employee can purchase common stock of the Company at 90% of the market value.

         Effective October 1, 1997, the Company established a 401(k) Plan (the "Plan") for the benefit of substantially all employees, the assets of which are not commingled with Company funds. Employees become eligible to participate in the Plan after one year of service, which is defined as at least one year of employment and 1,000 hours worked in that year. The Company may make discretionary contributions to the Plan. No such discretionary contributions have been made since inception.

         In 1988, the Company established an Employee Stock Ownership Plan (the "ESOP"), which is a noncontributory plan established to acquire shares of the Company's Class B Common Stock for the benefit of all employees. In conjunction with completion of the Company's initial public offering and recapitalization of its financing arrangements, the Company restructured the ESOP. As of January 31, 1998, all remaining shares had been released to participants. As long as the stock is publicly traded the Company is not required to repurchase shares from ESOP participants. The Company has approximately 500,000 shares held by the ESOP that would be subject to redemption at future market value if the Company were to cease being public. The only remaining activity of the ESOP is to make distributions to existing participants or beneficiaries.

(17) Stock Plans

On September 28, 1995, the Company authorized the equivalent of 1,039,647 options under the Incentive Stock Option Plan (the "1995 Plan") to be granted to certain members of the Company's management. Options for the equivalent of 1,032,342 were issued at exercise prices ranging from $0.60 to $0.66 per share. These prices were greater than or equal to the fair market value at the date of grant, as determined by an independent third party valuation. The options allowed the holders to purchase common stock within a period ranging from five years and eight months, at a fixed price. No expense was recorded in connection with these options.

         In April 1996, the Company approved the 1996 Long-Term Incentive Plan (the "1996 Plan"). Under the 1996 Plan, the Company may grant incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

         In addition, the Company may grant stock appreciation rights ("SARs"), bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures and performance shares. Performance shares are rights, contingent upon the attainment of the performance measures within a specified performance period, to receive one share of common stock, which may be restricted, or the fair market value of such performance share in cash. No compensatory options have been granted under the 1996 Plan during fiscal 2002. A total of 1,156,784 shares of common stock have been reserved for issuance under the 1996 Plan. Grants may be made under the 1996 Plan during the ten years after its effective date. Options granted under the 1996 Plan generally vest in four equal annual installments and expire ten years after the date of grant. Options and shares granted under the plans are subject to forfeiture based on, among other things, the nature and timing of the termination of employment.

         The Company approved the 1997 Long-Term Incentive Plan (the "1997 Plan") on February 24, 1997 and the stockholders adopted the 1997 Plan on June 5, 1997. On June 8, 1999, June 1, 2000 and June 11, 2002, the stockholders adopted an amendment to the 1997 Plan to increase the common stock reserved for issuance under the 1997 Plan. Under the 1997 Plan, the Company may grant ISOs or nonqualified stock options. The 1997 Plan also provides for the grant of SARs, bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures, and performance shares. Performance shares are rights, contingent upon the attainment of performance measures within a specified performance period, to receive one share of common stock, which may be restricted, or the fair market value of such performance share in cash. No compensatory options have been granted under the 1997 Plan during fiscal 2002. A total of 2,500,000 shares of Common Stock have been reserved for issuance under the 1997 Plan. Grants may be made under the 1997 Plan during the ten years after its effective date. Options granted under the 1997 Plan generally vest in three or four equal annual installments and expire ten years after the date of grant.

         In December 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the "1998 Plan"), effective February 1, 1998. Under the 1998 Plan, non-employee directors may elect to receive all or a designated amount of their directors' fee in the form of stock options. A total of 37,500 shares have been reserved for issuance under the 1998 Plan. Grants may be made during the ten years after its effective date. Options granted under the

1998 Plan vest at the end of the quarter in which the date of grant occurs and expire ten years after the date of grant. During fiscal 2002, no options had been granted under the 1998 Plan.

Option activity for the years ended January 31, 2001, 2002 and 2003 was as follows:

                                         Weighted-Average     Options
                              Shares      Exercise Price    Exercisable
-----------------------------------------------------------------------
Balance at January 31, 2000  2,171,621   $          10.38       980,633
-----------------------------------------------------------------------
Options granted                429,363              21.38
Options exercised              (54,616)              7.24
Options canceled               (48,951)             12.84
-----------------------------------------------------------------------
Balance at January 31, 2001  2,497,417   $          12.29     1,460,575
-----------------------------------------------------------------------
Options granted                469,849               8.03
Options exercised              (76,230)             11.75
Options canceled              (120,318)             19.39
-----------------------------------------------------------------------
Balance at January 31, 2002  2,770,718   $          11.36     1,567,816
-----------------------------------------------------------------------
Options granted                423,486              13.50
Options exercised             (211,138)              8.87
Options canceled               (27,062)             14.16
-----------------------------------------------------------------------
Balance at January 31, 2003  2,956,004   $          11.81     2,105,510
-----------------------------------------------------------------------

         The weighted-average fair value of 423,486, 469,849 and 429,363 options granted was $7.17, $8.03 and $13.37 for the years ended January 31, 2003, 2002 and 2001, respectively.

         The following table summarizes the status of outstanding stock options as of January 31, 2003:

                                     Options Outstanding                    Options Exercisable
                          --------------------------------------------------------------------------
                           Number of   Weighted Average    Weighted-      Number of     Weighted-
                            Options       Remaining         Average        Options       Average
Range of Exercise Prices  Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
----------------------------------------------------------------------------------------------------
$6.532  - $9.333           1,517,837         4.71          $  8.827       1,215,093     $  9.038
$9.344  - $11.460            754,444         7.02            11.050         595,500       11.346
$11.540 - $16.453            296,122         8.39            14.382          57,125       12.818
$17.063 - $24.250            387,601         7.21            23.032         237,792       23.277
------------------------------------------------------------------------------------------------
$6.532 - $24.250           2,956,004         5.99          $ 11.814       2,105,510     $ 11.401
------------------------------------------------------------------------------------------------

(18) Commitments and Contingencies

The Company was named a defendant in a wage hour class action suit filed in California by three former store managers on July 25, 2002. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. (See Note 22 Subsequent Event - July 25, 2002 Wage Hour Class Action Suit and Note 23 Unaudited Other Subsequent Events)

         The Company is subject to other claims and litigation in the normal course of business. Although there can be no certainty, it is the opinion of management that additional liabilities, if any, resulting from these claims and litigation are not expected to have a material adverse effect on the Company's financial condition and such matters could have a material adverse effect on quarterly or annual operating results and cash flows when resolved in a future period.

         The Company leases the premises for its office facilities and all of its retail stores, and certain office and computer equipment generally under noncancelable agreements for periods ranging from two to 13 years. Most leases require the payment of taxes, insurance and maintenance costs. Future minimum rentals under noncancelable operating leases as of January 31, 2003 are as follows:

Years ending January 31 (in thousands)                                     Amount
-------------------------------------------------------------------------------------
2003                                                                   $       28,945
2004                                                                           27,997
2005                                                                           26,386
2006                                                                           25,632
2007                                                                           23,906
-------------------------------------------------------------------------------------
Thereafter                                                                     62,324
-------------------------------------------------------------------------------------
                                                                       $      195,190
-------------------------------------------------------------------------------------

Total rental expense for all operating leases for the years ended January 31, is as follows:

(in thousands)               2003       2002        2001
-----------------------------------------------------------
Rental expense:
  Minimum                  $ 28,437   $  26,730   $  23,179
  Rentals based on sales        923       1,137       2,247
  Other                         431         592         573
-----------------------------------------------------------
                           $ 29,791   $  28,459   $  25,999
-----------------------------------------------------------

(19) Restatement

         In December 2003, the Company restated previously issued financial statements to record adjustments resulting from the accounting matters described below. In connection with the process, the Company restated its financial statements for the fiscal years ended January 31, 2003, 2002 and 2001.

         Adjustments to restate the financial statements are summarized into the following two categories:

         A. Merchandise inventory valuation adjustments

         In prior periods, the Company entered into certain contemporaneous agreements to both purchase merchandise and return substandard merchandise inventory to vendors, outside of the normal contractual return privileges. Additionally, in fiscal 2001, the Company entered into a barter arrangement for approximately $250,000 of merchandise inventory that involved the exchange of merchandise inventory for barter credits. These arrangements involved receiving vendor allowances at an amount greater than the merchandise inventory fair market value in exchange for purchases of merchandise inventory at a date in the future. The Company has restated the financial statements to write-down the substandard merchandise inventory to fair market value and record the consideration received in excess of the fair market value of the substandard inventory as a vendor allowance, which is a reduction to inventory. This allowance reduces the cost of inventory and as the inventory is sold the Company will recognize lower cost of sales.

         In periods prior to February 1, 2000, the Company had written down substandard inventory to fair market value and did not exchange such inventory with vendors.

         B. Tax effect of the adjustments

         As a result of the restatement adjustments, income tax provisions were revised in the Statement of Operations.

         The following tables set forth the effects of the restatement adjustments discussed above on the restated components of the Statement of Operations for the three years ended January 31, 2003 (in thousands, except per share data):

                                               2003                       2002                      2001
                                   -----------------------------------------------------------------------------
                                   As previously              As previously             As previously
                                      reported     Restated      reported     Restated     reported     Restated
                                   -----------------------------------------------------------------------------
Cost of sales (including buying
and occupancy expenses)              $ 212,910    $ 213,242     $ 206,574    $ 207,227    $ 217,164    $ 217,344

Gross profit                           128,127      127,795       132,337      131,684      137,901      137,721

Income from operations                  20,337       20,005        22,362       21,709       22,301       22,121

Income before income taxes              15,996       15,664        15,460       14,807       16,544       16,364

Income tax expense                       6,089        5,970         5,380        5,153        6,170        6,103

Income before cumulative effect
of change in accounting, net             9,907        9,694        10,080        9,654       10,374       10,261

Cumulative effect of change in
accounting, net                             --           --            --           --       (3,068)      (3,068)

Net income                           $   9,907    $   9,694     $  10,080    $   9,654    $   7,306    $   7,193

Basic earnings per share:

  Income before cumulative
  effect of change in
  accounting, net                    $    0.68    $    0.67     $    0.69    $    0.66    $    0.66    $    0.65

  Cumulative effect of change in
  accounting, net                           --           --            --           --        (0.19)       (0.19)
                                     ---------------------------------------------------------------------------
  Net income                         $    0.68    $    0.67     $    0.69    $    0.66    $    0.47    $    0.46
                                     ---------------------------------------------------------------------------

Diluted earnings per share:

  Income before cumulative
  effect of change in
  accounting, net                    $    0.66    $    0.64     $    0.69    $    0.66    $    0.65    $    0.64

  Cumulative effect of change in
  accounting, net                           --           --            --           --        (0.19)       (0.19)
                                     ---------------------------------------------------------------------------
  Net income                         $    0.66    $    0.64     $    0.69    $    0.66    $    0.46    $    0.45
                                     ---------------------------------------------------------------------------

         The following table sets forth the effects of the restatement adjustments discussed above on the restated components of the Balance Sheets at January 31, 2003 and 2002 (in thousands):

                                                                                   Balance Sheets
                                                ---------------------------------------------------------------------------------
                                                             January 31, 2003                            January 31, 2002
                                                  As previously                                 As previously
                                                     reported                Restated             reported               Restated
                                                ------------------         ------------         -------------            --------
Merchandise inventories                               $197,859               $196,694              $173,931              $173,098

Deferred income taxes, net                               2,172                  2,627                 2,704                 3,029

Total current assets                                   205,680                204,970               182,049               181,792

Total assets                                           273,189                272,479               252,348               252,091

Income taxes payable                                     3,261                  3,303                 3,226                 3,257

Total current liabilities                              147,151                147,193               128,852               129,134

Total liabilities                                      154,536                154,578               138,664               138,946

Retained earnings                                       48,777                 48,025                38,870                38,331

Total stockholders' equity, net                        118,653                117,901               113,684               113,145

Total liabilities and stockholders' equity             273,189                272,479               252,348               252,091

         The following table sets forth the effects of the restatement adjustments discussed above on the Statements of Operations for each of the three years ended January 31, 2003 (in thousands, except per share data):

                                                       Statement of Operations for the
                                                            Years ended January 31
                                                  ------------------------------------------
                                                      2003           2002           2001
                                                  ------------------------------------------
Net income
  As previously reported                          $      9,907   $     10,080   $      7,306
  Reduced/(additional) expense:
    Merchandise inventory valuation adjustments           (332)          (653)          (180)
    Tax adjustments for effects of items
      Above                                                119            227             67
                                                  ------------------------------------------
  As restated                                     $      9,694   $      9,654   $      7,193
                                                  ==========================================
Basic earnings per share:

  As previously reported(1)                       $       0.68   $       0.69   $       0.47
  As restated(1)                                  $       0.67   $       0.66   $       0.46

  Weighted average common shares
                                                        14,545         14,584         15,617

Diluted earnings per share:

  As previously reported(1)                       $       0.66   $       0.69   $       0.46
  As restated(1)                                  $       0.64   $       0.66   $       0.45
  Weighted average common shares and
     common share equivalents
                                                        15,038         14,685         15,964

(1) Reflects net cumulative effect of change in accounting of $(0.19) per share for the year ended January 31, 2001.

(20) Unaudited Quarterly Results - Restated

         The Company's results of operations fluctuate on a quarterly basis. The following tables set forth the effects of the restatement adjustments discussed in Note 19 on the restated components of the Statement of Operations for each quarter in fiscal 2002 and 2001. In the opinion of management, this quarterly information has been prepared on a basis consistent with the Company's audited financial statements appearing elsewhere in this annual report, and reflects adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

                                                                   2002 Quarters Ended
----------------------------------------------------------------------------------------------------------------
                                             April 30, 2002  July 31, 2002   October 31, 2002   January 31, 2003
(in thousands, except per share data)           Restated        Restated         Restated           Restated
----------------------------------------------------------------------------------------------------------------
Net sales                                   $        74,588    $    76,243    $       61,831       $  128,375
Gross profit                                         27,094         26,445            18,762           55,494
Income (loss) from operations                         1,467          1,194            (6,791)          24,135
Net income (loss)                                       293             54            (5,110)          14,457
Diluted earnings per share:
  Net income (loss)                         $          0.02    $      0.00    $        (0.35)      $     1.00
----------------------------------------------------------------------------------------------------------------

                                                                   2001 Quarters Ended
----------------------------------------------------------------------------------------------------------------
                                             April 30, 2001  July 31, 2001   October 31, 2001   January 31, 2002
(in thousands, except per share data)           Restated        Restated          Restated          Restated
----------------------------------------------------------------------------------------------------------------
Net sales                                       $ 68,931       $ 74,366           $ 65,136         $  130,478
Gross profit                                      25,415         27,733             21,935             56,601
Income (loss) from operations                     (1,067)           753             (3,886)            25,909
Net income (loss)                                 (1,746)          (748)            (3,599)            15,747
Diluted earnings per share:                     $  (0.12)      $  (0.05)          $  (0.25)        $     1.06
Net income (loss)
----------------------------------------------------------------------------------------------------------------

         The following table reconciles the quarterly operating results as previously reported to the restated amounts presented above.

                                                                                    Income                            Diluted
                                                   Net             Gross         (loss) from       Net Income         Earnings
(in thousands, except per share amounts)          Sales            Profit         Operations         (loss)          Per Share
--------------------------------------------------------------------------------------------------------------------------------
April 30, 2002, as originally reported        $       74,588   $       27,212   $        1,585   $          369   $         0.02
Merchandise inventory valuation adjustments               --             (118)            (118)            (118)              --
Tax effect of adjustments                                 --               --               --               42               --
--------------------------------------------------------------------------------------------------------------------------------
April 30, 2002, as restated                   $       74,588   $       27,094   $        1,467   $          293   $         0.02
--------------------------------------------------------------------------------------------------------------------------------
July 31, 2002, as originally reported         $       76,243   $       26,540            1,289              114   $         0.01
Merchandise inventory valuation adjustments               --              (95)             (95)             (95)           (0.01)
Tax effect of adjustments                                 --               --               --               35               --
--------------------------------------------------------------------------------------------------------------------------------
July 31, 2002, as restated                    $       76,243   $       26,445   $        1,194   $           54   $         0.00
--------------------------------------------------------------------------------------------------------------------------------
October 31, 2002, as originally reported      $       61,831   $       18,872   $       (6,681)  $       (5,039)  $        (0.35)
Merchandise inventory valuation adjustments               --             (110)            (110)            (110)           (0.01)
Tax effect of adjustments                                 --               --               --               39             0.01
--------------------------------------------------------------------------------------------------------------------------------
October 31, 2002, as restated                 $       61,831   $       18,762   $       (6,791)  $       (5,110)  $        (0.35)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
January 31, 2003, as originally reported      $      128,375   $       55,503   $       24,144   $       14,463   $         1.00
Merchandise inventory valuation adjustments               --               (9)              (9)              (9)              --
Tax effect of adjustments                                 --               --               --                3               --
--------------------------------------------------------------------------------------------------------------------------------
January 31, 2003, as restated                 $      128,375   $       55,494   $       24,135   $       14,457   $         1.00
--------------------------------------------------------------------------------------------------------------------------------

                                                                                   Income (loss)                       Diluted
                                                                                       from          Net Income     Earnings Per
(in thousands, except per share data)              Net Sales    Gross Profit        Operations         (loss)           Share
--------------------------------------------------------------------------------------------------------------------------------
April 30, 2001, as originally reported              $ 68,931      $ 25,614          $     (868)     $    (1,622)        $  (0.11)
Merchandise inventory valuation adjustments              ---          (199)               (199)            (199)           (0.02)
Tax effect of adjustments                                ---           ---                 ---               75             0.01
--------------------------------------------------------------------------------------------------------------------------------
April 30, 2001, as restated                         $ 68,931      $ 25,415          $   (1,067)     $    (1,746)        $  (0.12)
--------------------------------------------------------------------------------------------------------------------------------
July 31, 2001, as originally reported               $ 74,366      $ 27,902          $      922      $      (643)        $  (0.04)
Merchandise inventory valuation adjustments              ---          (169)               (169)            (169)           (0.01)
Tax effect of adjustments                                ---           ---                 ---               64              ---
--------------------------------------------------------------------------------------------------------------------------------
July 31, 2001, as restated                          $ 74,366      $ 27,733          $      753      $      (748)        $  (0.05)
--------------------------------------------------------------------------------------------------------------------------------
October 31, 2001, as originally reported            $ 65,136      $ 22,107          $   (3,714)     $    (3,492)        $  (0.24)
Merchandise inventory valuation adjustments              ---          (172)               (172)            (172)           (0.01)
Tax effect of adjustments                                ---           ---                 ---               65              ---
--------------------------------------------------------------------------------------------------------------------------------
October 31, 2001, as restated                       $ 65,136      $ 21,935          $   (3,886)     $    (3,599)        $  (0.25)
--------------------------------------------------------------------------------------------------------------------------------
January 31, 2002, as originally reported            $130,478      $ 56,714          $   26,022      $    15,837         $   1.07
Merchandise inventory valuation adjustments              ---          (113)               (113)            (113)           (0.01)
Tax effect of adjustments                                ---           ---                 ---               23              ---
--------------------------------------------------------------------------------------------------------------------------------
January 31, 2002, as restated                       $130,478      $ 56,601          $   25,909      $    15,747         $   1.06
--------------------------------------------------------------------------------------------------------------------------------

(21) Reclassifications

Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

(22) Subsequent Event -- July 25, 2002 Wage Hour Class Action Suit

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. The parties have reached a preliminary agreement to settle the matter resulting in an after tax charge of $620,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms.

(23) Unaudited -- Other Subsequent Events

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

         The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case was based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. In December 2003, the parties reached a settlement of the suit for an amount that is not significant in relation to the Company's financial statements.

         In August 2003, the Company was named as one of 14 defendants in a lawsuit originally filed in the United States District Court for the Southern District of New York, now pending in New York State Supreme Court, Commercial Division. The case is brought by Capital Factors, Inc. ("Capital Factors"), which provided financing to defendant Cosmopolitan Gem Corp. ("Cosmopolitan"), an entity with which the Company has certain consignment and other commercial arrangements. The complaint alleges that Cosmopolitan defrauded Capital Factors into advancing funds to Cosmopolitan by misrepresenting Cosmopolitan's finances and the profitability of its operations, and that the Company, along with other persons and entities, including other jewelry retailers, aided and abetted or participated in the alleged fraud. The complaint asserts against the defendants, including the Company, claims under common law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Capital Factors seeks aggregate damages from all of the defendants, including the Company, of $30,000,000, plus unspecified punitive damages, interest and fees. Damages, excluding punitive damages, awarded pursuant to claims asserted under RICO, as well as interest on such damages, are subject to trebling, within the discretion of the court.

         The Company has also been named as one of 13 defendants in an amended complaint filed on December 2, 2003 by International Diamonds, L.L.C. ("International") and its affiliate, Astra Diamonds Manufacturers, Ltd. ("Astra"). Astra is an Israeli diamond wholesaler that supplied diamonds to Cosmopolitan; International is a joint venture formed by Cosmopolitan and Astra to sell high quality finished diamond jewelry in the United States. The amended complaint, consolidated with the Capital Factors action described above (the "consolidated Capital Factors actions"), alleges that the Company, along with other jewelry retailers and business affiliates of Cosmopolitan, participated in Cosmopolitan's fraudulent scheme to defraud Capital Factors, and thus injured International and Astra. The complaint asserts claims under common law and RICO, seeking aggregate damages from all of the defendants, including the Company, of $6,800,000, plus interest and fees. Damages awarded pursuant to claims under RICO, as well as interest on such damages, are subject to trebling, within the discretion of the court. In addition, the complaint alleges claims against the Company for breach of contract for approximately $2,520,000 in goods delivered and invoiced to the Company, for which International has not received payment.

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

         In these consolidated Capital Factors actions, no depositions have been taken and the Company has not answered either the Capital Factors complaint or the amended International complaint. The Company intends to defend these lawsuits vigorously.

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

         As previously announced, the Company has conducted an internal investigation in connection with the consolidated Capital Factors actions and the related investigations by the United States Attorney for the Eastern District of New York and the SEC. As a result of this internal investigation, as previously announced, the Company terminated the employment of its Chief Financial Officer who had been on leave.

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

         On October 29, 2003, the Company entered into a letter agreement with its lenders which clarified and supplements the existing provisions of the Second Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement dated July 29, 2003 (the "Second Amended and Restated Credit Agreement") with respect to the consolidated Capital Factors actions, the SEC investigation and the investigation by the United States Attorney. Pursuant to the letter agreement, the lenders under the Second Amended and Restated Credit Agreement have reserved their rights to determine that the consolidated Capital Factors actions, the SEC inquiry or the United States Attorney's investigation constitutes a breach of the Second Amended and Restated Credit Agreement. If the required lenders were to make such a determination, they would have the right to declare an event of default and cease funding under the revolving loan facility under the Second Amended and Restated Credit Agreement, among other things. If the existing lenders were to cease funding under the revolving loan facility, the Company would be required to seek new financing. There is no assurance that new financing would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of assets and liabilities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the occurrence of the previously mentioned uncertainties.

         In the course of the Company's internal investigation, as previously announced, the Company discovered that its Executive Vice President, Merchandising, violated a Company policy with respect to Company documentation regarding the age of certain store inventory. Following that discovery, the Company placed the executive on leave pending further investigation. Since then, the Company discovered additional irregularities with respect to the classification of inventory for the year ending January 31, 2001 and for the quarter ending April 30, 2001, and for certain prior periods. These irregularities resulted in inventory and accounts payable being equally understated by approximately $6,300,000 for the period ending January 31, 2001 and approximately $2,500,000 for the period ending April 30, 2001. Such irregularities had no effect on the Company's balance sheet for any subsequent periods, including the years ending January 31, 2003 and January 31, 2002. The matters referred to above did not have any income statement effects. As a result of these matters, the Company terminated the employment of its Executive Vice President, Merchandising.

Report of Independent Accountants

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.

         In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity, and cash flow, present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. (the "Company") at January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 9 to the financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Additionally, as described in Note 2 to the financial statements, the Company changed its method of recognizing revenue for layaway sales during the year ended January 31, 2001.

         As discussed in Note 19, the financial statements at January 31, 2003 and 2002 and for the three years in the period ended January 31, 2003 have been restated for certain merchandise inventory valuation adjustments.

Chicago, Illinois
March 4, 2003, except for Note 22
as to which the date is April 29, 2003
and Note 19 as to which the date
is December 22, 2003

ITEM 14. CONTROLS AND PROCEDURES.

         The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended January 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         As previously reported in the Company's Form 10-Q for the quarterly period ended October 31, 2003, in the course of performing its review of the interim financial statements of the Company for the period ended October 31, 2003, PricewaterhouseCoopers advised the Company's audit committee and management that the Company had internal control deficiencies in its cash disbursements and merchandise areas that PricewaterhouseCoopers considered collectively to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. These deficiencies had no impact on the Company's results of operations or financial condition for and as of the fiscal year ended January 31, 2003. During the third quarter of 2003, the Company (1) implemented a policy requiring that each check disbursement be accompanied by a remittance advice identifying the invoices and credit memos covered by such disbursement and (2) formally adopted and internally promulgated a policy detailing procedures for accounts payable disbursements.

         Following the end of the third quarter of 2003, the Company has already or will shortly undertake a number of additional measures in respect of its internal control over financial reporting. Among these measures, the Company:
(1) commenced a search for an internal audit director, who will report directly to the audit committee of the Board of Directors; (2) is in the process of instituting a compliance program, as part of which the Company has adopted a Code of Business Conduct and Ethics and has appointed a Chief Corporate Compliance Officer; (3) implemented improvements in the process by which monthly statements from vendors of outstanding invoices and credits are reconciled to the Company's records; and (4) implemented additional procedures for approving purchases by the Company of items previously provided to the Company on consignment.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         The following financial statements are filed as part of this report:

         Statements of Operations of the Company for the years ended January 31, 2003, 2002, and 2001. Page 16

         Balance Sheets of the Company as of January 31, 2003 and 2002. Page 17

         Statements of Stockholders' Equity of the Company for the years ended January 31, 2003, 2002, and 2001. Page 18

         Statements of Cash Flows of the Company for the years ended January 31, 2003, 2002 and 2001. Page 19

         Notes to Financial Statements. Pages 20-41

         Report of Independent Public Accountants. Page 42

(a)(2) Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts Page 53

         Report of Independent Public Accountants on Financial Statement Schedule Page 54

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

*10.37         Eleventh Amendment to Amended and Restated Revolving Credit, Term
               Loan and Gold Consignment Agreement dated as of January 31, 2003, by and among Whitehall Jewellers, Inc., the Banks (as defined therein), Fleet Capital Corporation as Agents for the Banks, and LaSalle Bank National Association and ABN AMRO Bank, N.V. as
               Agents for the Banks. Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003, file No. 0-028176.

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

*13            2002 Annual Report

*21            Subsidiaries of the Company

23             Consent of PricewaterhouseCoopers LLP

*24            Powers of Attorney (included on previously filed signature page)

31.1           Certificate Pursuant to Rule 13a-14 under the Securities Exchange
               Act of 1934.

31.2           Certificate Pursuant to Rule 13a-14 under the Securities Exchange
               Act of 1934.

32.1           Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1           Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------

(1) Represents management contract or compensatory plan or arrangement.

(2) There is no First Amendment to 401(k) Plan.

         (b) Reports on Form 8-K

                  None

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 2001, 2002 AND 2003
                             (DOLLARS IN THOUSANDS)

         COLUMN A                 COLUMN B      COLUMN C     COLUMN D    COLUMN E
         --------               ------------   ----------   ---------   ----------
                                 BALANCE AT    CHARGED TO               BALANCE AT
                                BEGINNING OF   COSTS AND                   END
       DESCRIPTION                 PERIOD       EXPENSES    DEDUCTION   OF PERIOD
---------------------------     ------------   ----------   ---------   ----------
Twelve months ended 1/31/01
  Allowance for doubtful
  accounts.................        $  720       $  1,325     $   573      $ 1,472
                                   ======       ========     =======      =======

  Inventory allowance......         3,517         10,503      10,493        3,527
                                   ======       ========     =======      =======

Twelve months ended 1/31/02
  Allowance for doubtful
  accounts                         $1,472       $    577     $ 1,376      $   673
                                   ======       ========     =======      =======

  Inventory allowance               3,527          7,475       7,423        3,579
                                   ======       ========     =======      =======
Twelve months ended 1/31/03
  Allowance for doubtful
  accounts                         $  673       $  1,686     $ 1,815      $   544
                                   ======       ========     =======      =======

  Inventory allowance               3,579          7,480       7,492        3,567
                                   ======       ========     =======      =======

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.:

Our audits of the financial statements referred to in our report dated March 4, 2003 (except for Note 22 as to which the date is April 29, 2003 and Note 19 as to which the date is December 22, 2003), appearing on Page 42 of this report on Form 10-K/A of Whitehall Jewellers, Inc. also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 4, 2003, except for Note 22 as to which the date is April 29, 2003 and
Note 19 as to which the date is December 22, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2004            WHITEHALL JEWELLERS, INC.
                           (Registrant)

                           By:  /s/ John R. Desjardins
                           --------------------------------------------------
                           John R. Desjardins
                           Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
                           (Principal financial and accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of January, 2004.

            Name                                   Capacity
----------------------------     -----------------------------------------------
/s/ Hugh M. Patinkin             Chairman, President and Chief Executive Officer
____________________________     (principal executive officer) and Director
Hugh M. Patinkin

*                                Executive Vice President and Director
____________________________
Matthew M. Patinkin

*                                Director
____________________________
Richard K. Berkowitz

*                                Director
____________________________
Daniel H. Levy

*                                Director
____________________________
Norman J. Patinkin

*                                Director
____________________________
Sanford Shkolnik

/s/ John R. Desjardins           Executive Vice President, Chief Financial
____________________________     Officer, Treasurer, Secretary and Director
                                 (Principal financial and accounting officer)

* By: /s/ John R. Desjardins     Attorney-in-fact
____________________________
John R. Desjardins