Form 10-Q/A
period 2003-04-30
WHITEHALL JEWELLERS INC
filed 2004-01-21
CIK 868984

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

EXPLANATORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         As described in Note 12 to the financial statements contained in the Form 10-Q for the quarterly period ended October 31, 2003 filed by Whitehall Jewellers, Inc. (the "Company") with the Securities and Exchange Commission on December 22, 2003, the Company restated previously issued financial statements to record adjustments resulting from various accounting matters described below. The Company restated financial statements for the three-month periods ended April 30, 2003 and 2002, the three and six month periods ended July 31, 2003 and 2002 and the three-month and nine-month periods ended October 31, 2002.

Adjustments to restate the financial statements are summarized into the following four categories:

         A.   Merchandise inventory valuation adjustments

              In prior periods, the Company entered into certain contemporaneous agreements to both purchase merchandise and return substandard merchandise inventory to vendors, outside of the normal contractual return privileges. Additionally, in fiscal 2001, the Company entered into a barter arrangement for approximately $250,000 of merchandise inventory that involved the exchange of merchandise inventory for barter credits. These arrangements involved receiving vendor allowances at an amount greater than the merchandise inventory fair market value in exchange for purchases of merchandise inventory at a date in the future. The Company has restated the financial statements to write-down the substandard merchandise inventory to fair market value and record the consideration received in excess of the fair market value of the substandard inventory as a vendor allowance, which is a reduction to inventory. This vendor allowance reduces the cost of inventory and as the inventory is sold, the Company will recognize lower cost of sales.

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

         C.   Vendor advertising/promotion credits

              Certain vendor consideration, primarily related to co-op advertising and program sponsorships, was received in the six-months ended July 31, 2003, which should have reduced the carrying value of merchandise inventory, in accordance with EITF 02-16. The adjustments reflected in the Statement of Operations relate to reversing the reimbursements received and recording the benefit as an adjustment of the inventory carrying value, which benefits cost of sales in the inventory turnover period.

         D.   Tax effect of the adjustments

              As a result of the restatement adjustments, income tax provisions were revised in the Statement of Operations.

         The Company recommends this report to be read in conjunction with the Company's reports filed subsequent to June 6, 2003.

Amended Items

         The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2003, as set forth herein:

         Part I - FINANCIAL INFORMATION

         Item 1. Financial Statements

         The financial information of the Company is amended to read in its entirety as set forth herein.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to read in its entirety as set forth herein.

         Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The information set forth in "Item 3. Quantitative and Qualitative Disclosure About Market Risk" is amended to read in its entirety as set forth herein.

         Item 4. Controls and Procedures

         The information set forth in "Item 4. Controls and Procedures" is amended to read in its entirety as set forth herein.

         Part II - OTHER INFORMATION

         Item 5. Forward Looking Statements

         The information set forth in "Item 5. Forward Looking Statements" is amended to read in its entirety as set forth herein.

         Item 6(a). Exhibits

         The list of exhibits set forth by the Company is amended to read in its entirety as set forth herein.

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2003 and 2002
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                        Three months ended
                                                                                        ------------------
                                                                             April 30, 2003            April 30, 2002
                                                                               (Restated -               (Restated -
                                                                                 Note 12)                  Note 12)
                                                                             --------------            --------------
Net sales                                                                       $ 69,149                  $ 74,588

Cost of sales (including buying and occupancy expenses)                           46,038                    47,494
                                                                                --------                  --------
    Gross profit                                                                  23,111                    27,094

Selling, general and administrative expenses                                      26,770                    25,627
                                                                                --------                  --------
    (Loss) income from operations                                                 (3,659)                    1,467

Interest expense                                                                     908                     1,012
                                                                                --------                  --------
    (Loss) income before income taxes                                             (4,567)                      455

Income tax (benefit) expense                                                      (1,780)                      162
                                                                                --------                  --------
    Net (loss) income                                                           $ (2,787)                 $    293
                                                                                ========                  ========

Basic earnings per share:

    Net (loss) income                                                           $  (0.20)                 $   0.02
                                                                                ========                  ========

    Weighted average common shares and common share equivalents                   14,206                    14,667
                                                                                ========                  ========
Diluted earnings per share:

    Net (loss) income                                                           $  (0.20)                 $   0.02
                                                                                ========                  ========

    Weighted average common shares and common share equivalents                   14,206                    15,382
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

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2003, January 31, 2003 and April 30, 2002
                  (unaudited, in thousands, except share data)

                                                                            April 30, 2003     January 31, 2003    April 30, 2002
                                                                              (Restated -        (Restated -         (Restated -
                                                                                Note 12)           Note 12)            Note 12)
                                                                            -----------------------------------------------------
             ASSETS
Current Assets:
    Cash                                                                       $   1,302           $   2,048         $   2,131
    Accounts receivable, net                                                         719               1,621             1,811
    Merchandise inventories                                                      205,020             196,694           174,931
    Current income tax benefit                                                     2,251                 ---               403
    Other current assets                                                           2,281               1,470             1,341
    Deferred financing costs                                                         510                 510               511
    Deferred income taxes, net                                                     2,638               2,627             2,741
                                                                               ---------           ---------         ---------
       Total current assets                                                      214,721             204,970           183,869
Property and equipment, net                                                       63,655              61,634            64,097
Goodwill                                                                           5,662               5,662             5,662
Deferred financing costs                                                             161                 213               595
                                                                               ---------           ---------         ---------
       Total assets                                                            $ 284,199           $ 272,479         $ 254,223
                                                                               =========           =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Revolver loan                                                              $  88,559           $  94,490         $  52,627
    Current portion of long-term debt                                              3,640               4,500             5,500
    Accounts payable                                                              49,088              26,784            52,543
    Customer deposits                                                              3,635               3,454             4,077
    Accrued payroll                                                                4,583               3,282             4,313
    Income taxes payable                                                             ---               3,303               ---
    Other accrued expenses                                                        12,581              11,380            12,504
                                                                               ---------           ---------         ---------
       Total current liabilities                                                 162,086             147,193           131,564
    Term loan                                                                        ---                 ---             3,000
    Subordinated debt                                                                ---                 640               640
    Deferred income taxes, net                                                     3,753               3,607             1,901
    Other long-term liabilities                                                    3,216               3,138             2,784
                                                                               ---------           ---------         ---------
       Total liabilities                                                         169,055             154,578           139,889

Commitments and contingencies

    Stockholders' equity:
    Common stock                                                                      18                  18                17
    Class B common stock                                                             ---                 ---               ---
    Additional paid-in capital                                                   105,755             105,795           104,653
    Accumulated earnings                                                          45,238              48,025            38,624
                                                                               ---------           ---------         ---------
                                                                                 151,011             153,838           143,294
    Less:

    Treasury stock, at cost (3,817,742, 3,822,637 and 3,199,628 shares,
    respectively)                                                                (35,867)            (35,937)          (28,960)
                                                                               ---------           ---------         ---------
       Total stockholders' equity, net                                           115,144             117,901           114,334
                                                                               ---------           ---------         ---------
       Total liabilities and stockholders' equity
                                                                               $ 284,199           $ 272,479         $ 254,223
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

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2003 and 2002
                            (unaudited, in thousands)

                                                                                  Three months ended
                                                                                  ------------------
                                                                          April 30, 2003       April 30, 2002
                                                                            (Restated -          (Restated -
                                                                              Note 12)             Note 12)
                                                                          -----------------------------------
Cash flows from operating activities:
    Net (loss) income                                                       $  (2,787)           $     293
    Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                               2,919                2,744
    Loss on disposition of assets                                                  18                   15
    Changes in assets and liabilities:
              Decrease (increase) in accounts
                 receivable, net                                                  902                 (622)
              (Increase) in merchandise inventories, net
                 of gold consignment                                           (8,326)              (1,833)
              (Increase) in other current
                 assets                                                          (811)                (117)
              (Increase) in current income tax benefit                         (2,251)                (403)
              Increase in deferred income taxes, net                              135                  177
              Increase (decrease) in accounts payable                          19,638              (10,022)
              (Decrease) in income taxes payable                               (3,303)              (3,257)
              Increase in customer deposits                                       181                  114
              Increase (decrease) in accrued payroll                            1,301               (1,957)
              Increase (decrease) in accrued liabilities                        1,201                 (820)
              Increase in other long-term liabilities                              78                  124
                                                                            ---------            ---------
    Net cash provided by (used in) operating activities                         8,895              (15,564)
Cash flows from investing activities:
    Capital expenditures                                                       (4,831)              (2,814)
                                                                            ---------            ---------
    Net cash (used in) investing activities                                    (4,831)              (2,814)
Cash flows from financing activities:
    Borrowing on revolver loan                                                166,804              168,318
    Repayment of revolver loan                                               (172,735)            (150,968)
    Outstanding checks increase                                                 2,666                  772
    Repayment of term loan                                                     (1,500)              (1,250)
    Financing costs                                                               (75)                 ---
    Proceeds from employee stock purchase plan                                     30                   10
    Proceeds from exercise of stock options                                       ---                  886
                                                                            ---------            ---------
    Net cash (used) in provided by financing activities                        (4,810)              17,768
                                                                            ---------            ---------
Net change in cash and cash equivalents                                          (746)                (610)
Cash and cash equivalents at beginning of period                                2,048                2,741
                                                                            ---------            ---------
Cash and cash equivalents at end of period                                  $   1,302            $   2,131
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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

         The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under generally accepted accounting principles for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K/A for the fiscal year ended January 31, 2003. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

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

         To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The total amount of these allowances and other vendor consideration as of April 30, 2003, January 31, 2003 and April 30, 2002 was approximately $2,818,000, $3,254,000 and $551,000, respectively.

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

Income Taxes

         Due to the seasonal nature of the business, the Company tends to generate a significant portion of its income in the fourth quarter. While the 39.0% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2003 could vary significantly from that of the first quarter.

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

                                                                            April 30, 2003     April 30, 2002
                                                                              (Restated -        (Restated -
                                                                                Note 12)          Note 12)
                                                                            --------------     --------------
Net (loss) income, as reported                                                 $(2,787)           $   293

Deduct: Total stock-based employee compensation expense determined
under fair value based method, net of related tax effects                          267                558

                                                                               -------            -------
Pro forma net (loss)                                                           $(3,054)           $  (265)
                                                                               =======            =======

Earnings per share:
                                                                               =======            =======
    Basic-as reported                                                          $ (0.20)           $  0.02
                                                                               =======            =======
    Basic-pro forma                                                            $ (0.21)           $ (0.02)
                                                                               =======            =======
                                                                               =======            =======
    Diluted-as reported                                                        $ (0.20)           $  0.02
                                                                               =======            =======
    Diluted-pro forma                                                          $ (0.21)           $ (0.02)
                                                                               =======            =======

         For purposes of the pro forma net income and earnings per share calculation in accordance with SFAS 123, for each option granted during the three months ended April 30, 2003 and 2002 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

                                        April 30, 2003      April 30, 2002
                                        --------------      --------------
Risk-free interest rate                         3.0%                4.7%

Dividend yield                                    0                   0

Option life                               5.5 years           5.5 years

Volatility                                       61%                 62%

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company had no liabilities recorded for these obligations as of April 30, 2003.

3.       ACCOUNTS RECEIVABLE, NET

         As of April 30, 2003, January 31, 2003 and April 30, 2002, accounts receivable consisted of (in thousands):

                                                 April 30, 2003      January 31, 2003     April 30, 2002
                                                 --------------      ----------------     --------------
Accounts receivable                                 $  1,366             $  2,165             $  2,431

Less: allowance for doubtful accounts                   (647)                (544)                (620)
                                                    --------             --------             --------
Accounts receivable, net                            $    719             $  1,621             $  1,811
                                                    ========             ========             ========

4.       INVENTORY

         As of April 30, 2003, January 31, 2003 and April 30, 2002, merchandising inventories consisted of (in thousands):

                                     April 30, 2003    January 31, 2003       April 30, 2002
                                       (Restated -       (Restated -           (Restated -
                                        Note 12)           Note 12)             Note 12)
                                     --------------    ----------------       --------------
Raw Materials                           $  6,514          $   7,657              $  7,746
Finished Goods                           198,506            189,037               167,185
                                        --------          ---------              --------
Inventory                               $205,020          $ 196,694              $174,931
                                        ========          =========              ========

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $3,396,000, $3,567,000 and $2,424,000 as of April 30, 2003, January 31, 2003 and April 30,
2002, respectively. As of April 30, 2003, January 31, 2003 and April 30, 2002, consignment inventories held by the Company that are not included in the balance sheets total $72,991,000, $74,924,000, and $80,967,000, respectively.

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

7.       DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations at April 30, 2003 and 2002.

                                                           Three months ended
                                                   April 30, 2003       April 30, 2002
                                                     (Restated -          (Restated -
                                                      Note 12)             Note 12)
                                                   --------------       ---------------
                                                   (in thousands, except share amounts)
Net (loss) income                                     $ (2,787)            $    293

Weighted average shares for basic EPS                   14,206               14,667

Incremental shares upon conversions:

Stock options                                             ----                  715

Weighted average shares for diluted EPS                 14,206               15,382

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

9.       COMMITMENT AND CONTINGENCIES

         The Company entered into a three-year purchase agreement with one of its merchandise inventory vendors in February 2003. Under the terms of the agreement, the Company is committed to future minimum purchases of $16,000,000 in 2003, and $8,000,000 for each of the next two calendar years but only to the extent the Company returns and the vendor accepts merchandise inventory from the Company in specified proportions to the purchase commitment. In exchange for this purchase agreement, the vendor agreed to accept from the Company $5,000,000 of merchandise inventory, some of which was damaged. As of April 30, 2003, the Company had purchased approximately $4,500,000 and returned approximately $2,800,000 of merchandise inventory under this agreement.

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The plaintiffs seek recovery of allegedly unpaid overtime wages for the four-year period preceding the filing date, along with certain penalties, interest and attorneys fees. The purported class includes all current and former store managers employed by the Company in California for the four-year period preceding the filing of the complaint. The Company denied liability and asserted that its managers were properly classified. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of settlement approval. Completion of the settlement is subject to, among other things, the successful negotiation and execution of a written settlement agreement, opt out and other potential contingencies in the settlement agreement, court approval and administration of the claims process. The parties are in the process of negotiating the specific settlement terms. See Note 10, Subsequent Events.

         The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these other claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

10. SUBSEQUENT EVENTS

         The Company has received and accepted a proposal from LaSalle Bank, N.A. and ABN/AMRO Bank N.V. to lead a transaction that will refinance the Company's credit facility. The proposed facility would be a revolving credit and gold consignment agreement totaling $125 million. The Company expects this facility will be in place in the second quarter resulting in a charge for unamortized deferred financing fees of approximately $550,000 at that time. Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit, Term Loan and Gold Consignment Agreement with certain members of its prior bank group, with LaSalle Bank, N.A. and ABN/AMRO Bank as the lead agent, which provides for a total facility of up to $125.0 million through July 28, 2007.

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

11. RELATED PARTY TRANSACTIONS

         The Company operates a program under which executive officers and directors are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. For the first three months of fiscal 2003, such purchases by executive officers and directors totaled approximately $26,000.

12. RESTATEMENT

         The accompanying interim financial statements for the three-month interim periods ended April 30, 2003 and 2002 have been restated. Adjustments to restate the financial statements are summarized into the following four categories:

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

         C.   Vendor advertising/promotion credits

              Certain vendor consideration, primarily related to co-op advertising and program sponsorships, was received in the six-months ended July 31, 2003, which should have reduced the carrying value of merchandise inventory, in accordance with EITF 02-16. The adjustments reflected in the Statement of Operations relate to reversing the reimbursements received and recording the benefit as an adjustment of the inventory carrying value, which benefits cost of sales in the inventory turnover period.

         D.   Tax effect of the adjustments

              As a result of the restatement adjustments, income tax provisions were revised in the Statement of Operations.

              The following tables set forth the effects of the restatement adjustments discussed above on the restated components of the Statement of Operations for the three-month interim periods ended April 30, 2003 and 2002 (unaudited, in thousands, except per share data):

                                                                Three months ended                     Three months ended
                                                                  April 30, 2003                         April 30, 2002
                                                          As previously                          As previously
                                                            reported            Restated           reported            Restated
                                                          -------------         --------         -------------         --------
Cost of sales (including buying and
occupancy expenses)                                         $ 46,052            $ 46,038           $ 47,376            $ 47,494

Gross profit                                                  23,097              23,111             27,212              27,094

Selling, general and administrative
expenses                                                      26,692              26,770             25,627              25,627

(Loss) income from operations                                 (3,595)             (3,659)             1,585               1,467

(Loss) income before income taxes                             (4,503)             (4,567)               573                 455

Income tax (benefit) expense                                  (1,755)             (1,780)               204                 162

Net (loss) income                                             (2,748)             (2,787)               369                 293

Earnings per share:

     Basic                                                  $  (0.19)           $  (0.20)          $   0.03            $   0.02
     Diluted                                                $  (0.19)           $  (0.20)          $   0.02            $   0.02

         The following table sets forth the effects of the restatement adjustments discussed above on the restated components of the Balance Sheets at April 30, 2003, January 31, 2003 and April 30, 2002 (unaudited, in thousands):

                                                      BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                        April 30, 2003               January 31, 2003               April 30, 2002
                                       As                            As                            As
                                   previously                    previously                    previously
                                    reported       Restated       Restated       Restated       reported       Restated
                                   ----------      --------      ----------      ---------     ----------      ---------
Merchandise inventories             $ 206,276       205,020       $ 197,859      $ 196,694      $ 175,882      $ 174,931

Current income tax benefit              2,293         2,251              --             --            438            403

Deferred income taxes, net              2,158         2,638           2,172          2,627          2,370          2,741

Total current assets                  215,307       214,721         205,680        204,970        184,252        183,869

Total assets                          284,758       284,199         273,189        272,479        254,606        254,223

Income taxes payable                                                  3,261          3,303

Total current liabilities                                           147,151        147,193

Total liabilities                                                   154,536        154,578

Accumulated earnings                   46,029        45,238          48,777         48,025         39,239         38,624

Total stockholders'
equity, net                           115,935       115,144         118,653        117,901        114,949        114,334

Total liabilities and
stockholders' equity                  284,758       284,199         273,189        272,479        254,606        254,223

         The following table sets forth the effects of the restatement adjustments discussed above on the Statement of Operations for the three months ended April 30, 2003 and 2002 (unaudited, in thousands, except per share data):

                                                           Three months            Three months
                                                              ended                    ended
                                                          April 30, 2003          April 30, 2002
                                                          --------------          --------------
Net (loss) income
  As previously reported                                    $  (2,748)               $    369
  Reduced/(additional) expense:
    Merchandise inventory valuation adjustments                    (4)                   (118)
    Software development costs and amortization                    27                      --
    Vendor advertising/promotion credits                          (87)                     --
    Tax effects of items above                                     25                      42
                                                            ---------                --------
    As restated                                             $  (2,787)               $    293
                                                            =========                ========

Basic (loss) income per share
  As previously reported                                    $   (0.19)               $   0.03
  As restated                                               $   (0.20)               $   0.02

  Weighted average common Shares                               14,206                  14,667

Diluted (loss) income per share
  As previously reported                                    $   (0.19)               $   0.02
  As restated                                               $   (0.20)               $   0.02
  Weighted average common shares and common
    share equivalents                                          14,206                  15,382

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatements of Prior Results

         In December 2003, the Company restated previously issued financial statements to record adjustments resulting from various accounting matters described in Note 12 to the financial statements. In connection with the process, the Company restated its financial statements for the three-month periods ended April 30, 2003 and 2002. Accordingly, the financial statements included in Management's Discussion and Analysis are discussed as adjusted by the restatement of prior periods discussed in Note 12. .

Results of Operations

         Net sales for the first quarter of fiscal 2003 decreased $5.4 million, or 7.3%, to $69.1 million from $74.6 million in the first quarter of fiscal 2002. New store sales accounted for an increase in sales of $2.4 million. Comparable store sales decreased $6.3 million, or 8.7%, in the first quarter of fiscal 2003 from the first quarter of fiscal 2002. These sales changes were impacted by a sales decrease of $1.5 million related to closed stores. Comparable store sales were significantly affected by the economy and, more particularly, a dramatic sales drop off in late February and throughout March which management believes related in large measure to the War in Iraq and the heightened concerns about terrorism. The total number of merchandise units sold increased by approximately 9.8% in the first quarter of fiscal 2003 from the first quarter of fiscal 2002, while the average price per merchandise sale decreased to $277 in the first quarter of fiscal 2003 from $309 in the first quarter of fiscal 2002. Credit sales as a percentage of net sales remained constant at 40.5% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The Company opened 16 new stores and closed one store in the first quarter of fiscal 2003, increasing the number of stores to 385 as of April 30, 2003 compared to 373 as of April 30, 2002.

         Gross profit decreased $4.0 million, or 14.7%, to $23.1 million from $27.1 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Gross profit as a percentage of sales decreased to 33.4% in the first quarter of fiscal 2003 compared to 36.3% in the first quarter of fiscal 2002. The decrease in gross profit rate was driven by price promotions, principally on diamond merchandise, and the de-leveraging of occupancy and buying expenses as a result of lower sales. The decrease was partially offset by the cost of goods sold impact of the turnover of benefit from vendor discounts and co-op allowances recorded in compliance with the adoption of EITF 02-16.
Due to the adjustments resulting from the restatement, for the first quarter of fiscal 2003, gross profit as a percent of net sales remained unchanged at 33.4%, and for the first quarter of fiscal 2002, gross profit as a percent of net sales decreased twenty basis points to 36.3% from 36.5%.

         Selling, general and administrative expenses increased $1.2 million, or 4.5%, to $26.8 million from $25.6 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Selling, general and administrative expense as a percent of sales increased to 38.7% versus 34.4% in first quarter 2002. The dollar increase primarily related to higher other expense ($0.4 million), higher advertising expense ($0.3 million) and higher personnel expense ($0.5 million) which were partially offset by lower credit expense ($0.1 million). The increase in other expenses is primarily due to the increase in the number of stores and increases in professional fees, but was partially offset by lower expenses in existing stores resulting from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Advertising expense increased due to a new promotional initiative in April 2003. Payroll costs increased primarily due to the increased number of stores, but were offset by expense reductions to reduce payroll hours and control labor rates in existing stores. Due to the adjustments resulting from the restatement, selling, general and administrative expenses as a percent of net sales increased ten basis points to 38.7% from 38.6%

         Interest expense decreased approximately $0.1 million to $0.9 million in the first quarter of fiscal 2003 from $1.0 million in the first quarter of fiscal 2002. The decrease resulted from lower interest rates partially offset by higher average borrowings.

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

         Net loss of $2.8 million in the first quarter of fiscal 2003, compared to net income of $0.3 million in the first quarter of fiscal 2002, primarily resulted from the factors discussed individually above.

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

         The Company's cash flow provided by operating activities was $8.9 million in the first quarter of 2003 compared to $15.6 million used in operating activities in the first quarter of fiscal 2002. Depreciation and amortization ($2.9 million) and increases in accounts payable ($19.6 million), outstanding checks ($2.7 million), accrued payroll ($1.3 million), accrued liabilities ($1.2 million) and decreases in accounts receivable ($0.9 million) were partially offset by increases in merchandise inventories ($8.3 million) and current income tax benefit ($2.3 million) and a decrease in income taxes payable ($3.3 million) and loss from operations ($2.8 million). The increase in accounts payable in fiscal 2003 reflects the impact of timing of vendor payments resulting from the Company's strategy to pay certain accounts payable in advance in the fourth quarter of fiscal 2002 in order to earn additional cash discounts. The increase in merchandise inventories primarily related to inventory for new store openings, including anticipated store openings in the second quarter of fiscal 2003 and the 16 completed new store openings in the first quarter of fiscal 2003.

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

Contractual Obligations and Contingencies

         The Company disclosed contractual obligations in the Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Form 10-K/A filing for the fiscal year ended January 31, 2003.

         Refer to Notes 9 and 10 of the April 30, 2003 financial statements filed in this Form 10-Q/A with respect to commitments and contingencies.

Critical Accounting Policies and Estimates

         The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K/A filing for the year ended January 31, 2003. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors.

         Due to the seasonal nature of the business, the Company tends to generate nearly all of its income in the fourth quarter. While the 39% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and the full year could vary significantly from that of the previous quarters.

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

Transactions with Affiliates and Related Parties

         The Company operates a program under which executive officers and directors are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. For the first three months of fiscal 2003, such purchases by executive officers and directors totaled approximately $26,000.

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

         To the extent the Company's agreements with vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The total amount of these allowances and other vendor consideration earned as of April 30, 2003, January 31, 2003, and April 30, 2002 was approximately $2,818,000, $3,254,000 and $551,000, respectively.

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

         Under its bylaws, the Company has agreed to indemnify its officer and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company had no liabilities recorded for these obligations as of April 30, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

Item 4. - Controls and Procedures

         The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         As previously reported in the Company's Form 10-Q for the quarterly period ended October 31, 2003, in the course of performing its review of the interim financial statements of the Company for the period ended October 31, 2003, PricewaterhouseCoopers advised the Company's audit committee and management that the Company had internal control deficiencies in its cash disbursements and merchandise areas that PricewaterhouseCoopers considered collectively to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. These deficiencies had no impact on the Company's results of operations or financial condition for and as of the three-month period ended April 30, 2003 and the fiscal year ended January 31, 2003. During the third quarter of 2003, the Company (1) implemented a policy requiring that each check disbursement be accompanied by a remittance advice identifying the invoices and credit memos covered by such disbursement and (2) formally adopted and internally promulgated a policy detailing procedures for accounts payable disbursements.

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

Item 5. Forward Looking Statements

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

Item 6. - Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.     Description
-----------     -----------
10.1            2003 Special Bonus Program (previously filed)

31.1            Certification of the Chief Executive Officer pursuant to Rule
                13a - 14(a) of the Securities Exchange Act of 1934.

31.2            Certification of the Chief Financial Officer pursuant to Rule
                13a - 14(a) of the Securities Exchange Act of 1934.

32.1            Certification of the Chief Executive Officer pursuant to 18
                United States Code Section 1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

33.2            Certification of the Chief Financial Officer pursuant to 18
                United States Code Section 1350, as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WHITEHALL JEWELLERS, INC.
                                        (Registrant)

Date: January 21, 2004                  By: /s/ John R. Desjardins
                                            ----------------------------
                                                  John R. Desjardins
                                                  Executive Vice President;
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Duly authorized officer and
                                                  principal financial officer)