Form 10-Q/A
period 2003-07-31
WHITEHALL JEWELLERS INC
filed 2004-01-21
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                               Amendment No. 1 to


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

              In periods to prior February 1, 2000, the Company had written down substandard inventory to fair market value and did not exchange such inventory with vendors.

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

         The Company recommends this report to be read in conjunction with the Company's reports filed subsequent to September 12, 2003.

Amended Items

         The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended July 31, 2003, as set forth herein:

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

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2003 and 2002
                (unaudited, in thousands, except per share data)

                                                               Three months ended                       Six months ended
                                                       July 31, 2003       July 31, 2002       July 31, 2003       July 31, 2002
                                                        (Restated -         (Restated -         (Restated -         (Restated -
                                                         Note 12)             Note 12)           Note 12)             Note 12)
                                                       -------------       -------------       -------------       -------------
Net sales                                                $  72,732           $  76,243           $ 141,881           $ 150,831

Cost of sales (including buying and occupancy
expenses)                                                   48,540              49,798              94,578              97,292
                                                         ---------           ---------           ---------           ---------
Gross profit                                                24,192              26,445              47,303              53,539

Selling, general and administrative expenses                27,223              25,251              53,993              50,878
                                                         ---------           ---------           ---------           ---------
(Loss) income from operations                               (3,031)              1,194              (6,690)              2,661

Interest expense                                             1,564               1,111               2,472               2,123
                                                         ---------           ---------           ---------           ---------
(Loss) income before income taxes                           (4,595)                 83              (9,162)                538

Income tax (benefit) expense                                (1,792)                 29              (3,572)                191

                                                         ---------           ---------           ---------           ---------
Net (loss) income                                        $  (2,803)          $      54           $  (5,590)          $     347
                                                         =========           =========           =========           =========


Basic earnings per share:

Net (loss) income                                        $   (0.20)          $    0.00           $   (0.39)          $    0.02
                                                         =========           =========           =========           =========
Weighted average common share and common
share equivalents                                           14,215              14,807              14,210              14,719
                                                         =========           =========           =========           =========

Diluted earnings per share:

Net (loss) income                                        $   (0.20)          $    0.00           $   (0.39)          $    0.02
                                                         =========           =========           =========           =========
Weighted average common share and common
share equivalents                                           14,215              15,594              14,210              15,476
                                                         =========           =========           =========           =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
                  (unaudited, in thousands, except share data)

                                                               July 31, 2003      January 31, 2003     July 31, 2002
                                                                (Restated -          (Restated -        (Restated -
                                                                  Note 12)             Note 12)           Note 12)
                                                               -------------      ----------------     -------------
               ASSETS
Current Assets:
      Cash                                                       $   1,399           $   2,048           $   2,128
      Accounts receivable, net                                         333               1,621               2,042
      Merchandise inventories                                      204,926             196,694             168,334
      Other current assets                                           2,127               1,470               1,493
      Current income tax benefit                                     4,435                 ---                 262
      Deferred financing costs                                         261                 510                 510
      Deferred income taxes, net                                     2,522               2,627               2,869
                                                                 ---------           ---------           ---------
           Total current assets                                    216,003             204,970             177,638
Property and equipment, net                                         63,709              61,634              62,941
Goodwill                                                             5,662               5,662               5,662
Deferred financing costs                                               781                 213                 468
                                                                 ---------           ---------           ---------
           Total assets                                          $ 286,155             272,479           $ 246,709
                                                                 =========           =========           =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                              $  86,375           $  94,490           $  61,694
      Current portion of long-term debt                                640               4,500               5,750
      Accounts payable                                              61,078              26,784              36,890
      Customer deposits                                              3,355               3,454               3,655
      Accrued payroll                                                3,036               3,282               4,989
      Income taxes payable                                              --               3,303                  --
      Other accrued expenses                                        12,023              11,380              13,402
                                                                 ---------           ---------           ---------
           Total current liabilities                               166,507             147,193             126,380

Term loan                                                               --                  --               1,500
Subordinated debt                                                       --                 640                 640
Deferred income taxes, net                                           3,879               3,607               1,868
Other long-term liabilities                                          3,338               3,138               2,907
                                                                 ---------           ---------           ---------
           Total liabilities                                       173,724             154,578             133,295
                                                                 ---------           ---------           ---------

Commitments and contingencies

Stockholders' equity:
      Common stock                                                      18                  18                  18
      Class B common stock                                              --                  --                  --
      Additional paid-in capital                                   105,830             105,795             105,633
      Accumulated earnings                                          42,435              48,025              38,678
                                                                 ---------           ---------           ---------
                                                                   148,283             153,838             144,329
                                                                 ---------           ---------           ---------
      Less:

      Treasury stock, at cost (3,815,900, 3,822,637 and
      3,357,646 shares, respectively)                              (35,852)            (35,937)            (30,915)
                                                                 ---------           ---------           ---------
           Total stockholders' equity, net                         112,431             117,901             113,414
                                                                 ---------           ---------           ---------
           Total liabilities and stockholders' equity            $ 286,155           $ 272,479           $ 246,709
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

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2003 and 2002
                            (unaudited, in thousands)


                                                                                Six months ended
                                                                        --------------------------------
                                                                        July 31, 2003      July 31, 2002
                                                                          (Restated          (Restated
                                                                          - Note 12)         - Note 12)
                                                                        -------------      -------------
Cash flows from operating activities:
    Net (loss) income                                                   $  (5,590)          $     347
    Adjustments to reconcile net (loss) income
       to net cash provided by (used in) operating activities:
    Depreciation and amortization                                           5,923               5,544
    Loss on disposition of assets                                             409                  24
    Write-off of deferred loan cost                                           516                  --
    Changes in assets and liabilities:
         Decrease(increase)in accounts receivable, net                      1,288                (853)
         (Increase) decrease in merchandise
           inventories, net of gold consignment                            (8,232)              4,764
         (Increase) in other current assets                                  (657)               (269)
         (Increase) in current income tax benefit                          (4,435)               (262)
         Increase in deferred income taxes, net                               377                  16
         (Decrease) in customer deposits                                      (99)               (308)
         Increase(decrease) in accounts payable                            23,382             (21,193)
         (Decrease) in accrued payroll                                       (246)             (1,281)
         (Decrease) in income taxes payable                                (3,303)             (3,257)
         Increase(decrease) in accrued liabilities                            643              (1,417)
         Increase in other long-term liabilities                              200                 247
                                                                        ---------           ---------
         Net cash provided by (used in) operating activities               10,176             (17,898)
  Cash flows from investing activities:
         Capital expenditures                                              (8,125)             (4,339)
                                                                        ---------           ---------
         Net cash used in investing activities                             (8,125)             (4,339)
Cash flows from financing activities:
    Borrowing on revolver loan                                            363,810             439,385
    Repayment of revolver loan                                           (371,925)           (412,968)
    Repayment of term loan                                                 (4,500)             (2,500)
    Proceeds from exercise of stock options                                    75               1,407
    Proceeds under employee stock purchase plan                                45                  10
    Financing costs                                                        (1,117)                 --
    Increase(decrease) in outstanding checks, net                          10,912              (3,710)
                                                                        ---------           ---------
         Net cash (used in) provided by financing activities               (2,700)             21,624
                                                                        ---------           ---------
         Net change in cash and cash equivalents                             (649)               (613)
Cash and cash equivalents at beginning of period                            2,048               2,741
                                                                        ---------           ---------
Cash and cash equivalents at end of period                              $   1,399           $   2,128
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

         To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The total amount of these allowances and other vendor consideration as of July 31, 2003, January 31, 2003 and July 31, 2002 was approximately $2,542,000, $3,254,000 and $1,540,000, respectively.

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

Income Taxes

         Due to the seasonal nature of the business, the Company tends to generate a significant portion of its income in the fourth quarter. While the 39.0% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2003 could vary significantly from that of the first six months of fiscal 2003.

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

                                                  Three months ended                               Six months ended
                                         July 31, 2003         July 31, 2002            July 31, 2003            July 31, 2002
                                     (Restated - Note 12)  (Restated - Note 12)      (Restated - Note 12)    (Restated - Note 12)
                                     --------------------------------------------------------------------------------------------
                                                             (in thousands, except for per share amounts)
                                     --------------------------------------------------------------------------------------------
Net (loss) income, as reported           $  (2,803)            $      54               $  (5,590)                $     347

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method, net of related tax
effects                                        265                   508                     532                     1,077

                                         -------------------------------               -----------------------------------
Pro forma net (loss)                     $  (3,068)            $    (454)              $  (6,122)                $    (730)
                                         ===============================               ===================================

Earnings per share:
    Basic-as reported                    $   (0.20)            $    0.00               $   (0.39)                $    0.02
                                         ===============================               ===================================
    Basic-pro forma                      $   (0.22)            $   (0.03)              $   (0.43)                $   (0.05)
                                         ===============================               ===================================

    Diluted-as reported                  $   (0.20)            $    0.00               $   (0.39)                $    0.02
                                         ===============================               ===================================
    Diluted-pro forma                    $   (0.22)            $   (0.03)              $   (0.43)                $   (0.05)
                                         ===============================               ===================================




         For purposes of the pro forma net income and earnings per share calculation in accordance with SFAS 123, for each option granted during the three and six months ended July 31, 2003 and 2002 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:





                                   For the three months ended                      For the six months ended
                               July 31, 2003          July 31, 2002            July 31, 2003         July 31, 2002
                               ------------------------------------            ------------------------------------
Risk-free interest rate                 3.0%                   4.4%                     3.0%                  4.6%
Dividend yield                            0                      0                        0                     0

Option life                        5.5 years              5.5 years                5.5 years             5.5 years

Volatility                               60%                    62%                      61%                   62%

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company had no liabilities recorded for these obligations as of July 31, 2003.


3.       ACCOUNTS RECEIVABLE, NET

         As of July 31, 2003, January 31, 2003 and July 31, 2002, accounts receivable consisted of:



                             July 31, 2003     January 31, 2003    July 31, 2002
                             -------------     ----------------    -------------
                                               (in thousands)
Accounts receivable              $   805           $ 2,165            $ 2,682

Less: allowance for
doubtful accounts                   (472)             (544)              (640)
                                 -------           -------            -------
Accounts receivable, net         $   333           $ 1,621            $ 2,042
                                 =======           =======            =======


4.       INVENTORY

         As of July 31, 2003, January 31, 2003 and July 31, 2002, merchandise inventories consisted of:


                            July 31, 2003     January 31, 2003     July 31, 2002
                            -------------     ----------------     -------------
                             (Restated -        (Restated -         (Restated -
                              Note 12)            Note 12)            Note 12)
                            -------------     ----------------     -------------
                                              (in thousands)
Raw Materials                   $  11,171           $   7,657         $   6,846
Finished Goods                    193,755             189,037           161,488
                                ---------           ---------         ---------
Merchandise Inventories         $ 204,926           $ 196,694         $ 168,334
                                =========           =========         =========

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap, and miscellaneous costs of $2,899,000, $3,567,000, and $3,411,000 as of July 31, 2003, January 31, 2003 and July 31,
2002, respectively. As of July 31, 2003, January 31, 2003 and July 31, 2002, consignment inventories held by the Company that were not included in the balance sheets total $76,777,000, $74,924,000, and $68,520,000, respectively.

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

8.       DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations at July 31, 2003 and 2002.



                                                 Three months ended                   Six Months Ended
                                        July 31, 2003      July 31, 2002      July 31, 2003      July 31, 2002
                                         (Restated -        (Restated -         (Restated -        (Restated -
                                           Note 12)           Note 12)           Note 12)            Note 12)
                                        -------------     -------------       -------------      -------------
                                                       (in thousands, except per share amounts)
Net (loss) income                         $  (2,803)           $   54             $  (5,590)         $    347


Weighted average shares for
basic EPS                                    14,215            14,807                14,210            14,719

Incremental shares upon
conversions:
Stock options                                    --               787                    --               757

Weighted average shares for
diluted EPS                                  14,215            15,594                14,210            15,476

Stock options excluded from the
calculation of diluted earnings
per share due to their
antidilutive effect on the
calculations                                  1,408               356                 2,412               354


9.       RECLASSIFICATIONS

         Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings.

10.       COMMITMENTS AND CONTINGENCIES

         The Company entered into a three-year purchase agreement with one of its merchandise inventory vendors in February 2003. Under the terms of the agreement, the Company is committed to future minimum purchases of $16,000,000 in 2003, and $8,000,000 for each of the next two calendar years but only to the extent the Company returns and the vendor accepts merchandise inventory from the Company in specified proportions to the purchase commitment. In exchange for this purchase agreement, the vendor agreed to accept from the Company $5,000,000 of merchandise inventory, some of which was damaged. As of July 31, 2003, the Company had purchased approximately $9,000,000 and returned approximately $3,100,000 of merchandise inventory under this agreement.

         On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case is based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. In April 2003, the parties reached a preliminary agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs. This settlement covers the period from July 25, 1998 through the date of final settlement approval by the court. The final settlement agreement was preliminarily approved on August 1, 2003 and notices have been sent to class members. Class members have until October 17, 2003 to opt out of the settlement. See Note 13, Subsequent Events.

         The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case is based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserts a claim for $1,000,000. The Company intends to defend the case vigorously. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time. See Note 13, Subsequent Events.

         The Company has been named as one of 14 defendants in a lawsuit filed August 13, 2003 in the United States District Court for the Southern District of New York, styled Capital Factors, Inc. v. Cosmopolitan Gem Corp., et al., No. 03 Civ. 6097. The case is brought by Capital Factors, Inc. ("Capital"), which provided financing to defendant Cosmopolitan Gem Corp. ("Cosmopolitan"), an entity with which the Company has certain consignment and other commercial arrangements. The complaint alleges that Cosmopolitan defrauded Capital into advancing funds to Cosmopolitan by misrepresenting Cosmopolitan's finances and the profitability of its operations, and that the Company, along with other persons and entities, including other jewelry retailers, aided and abetted or participated in the alleged fraud. The complaint asserts against the Company claims under common law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Subsequent to the filing of the complaint, the Company was informed by the SEC that it is seeking information from a number of parties, including the Company, relating to this matter. Capital seeks aggregate damages from the defendants of $30,000,000, with trebling under RICO, plus unspecified punitive damages. The Company intends to defend the lawsuit vigorously. The Company is unable to predict the outcome or potential exposure of this case, if any, at this time. Subsequent to the filing of the complaint, the Company was informed by the SEC that it has opened an informal inquiry into the allegations contained in the lawsuit and is seeking information from a number of parties, including the Company, relating to this matter. The Company intends to cooperate fully with any request for information it may receive from the SEC. See Note 13, Subsequent Events.

         The Company is subject to other claims and litigation in the normal course of business. It is the opinion of management that additional liabilities, if any, resulting from these other claims and litigation are not expected to have a material adverse effect on the Company's financial condition or results of operations.

11. RELATED PARTY TRANSACTIONS

         The Company operates a program under which executive officers and directors are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. For the first six months of fiscal 2003, such purchases by executive officers and directors totaled approximately $129,000.


12. RESTATEMENT

         The accompanying interim financial statements for the three and six month interim periods ended July 31, 2003 and 2002 have been restated. Adjustments to restate the financial statements are summarized into the following four categories:

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

              The following tables set forth the effects of the restatement adjustments discussed above on the restated components of the Statement of Operations for the three and six month interim periods ended July 31, 2003 and 2002 (unaudited, in thousands, except per share data):


                                                           Three months ended                         Three months ended
                                                             July 31, 2003                              July 31, 2002
                                                   As previously                               As previously
                                                     reported               Restated             reported             Restated
                                                   -------------            --------           -------------          --------
Cost of sales (including buying and
occupancy expenses)                                  $ 48,623               $ 48,540             $49,703              $49,798

Gross profit                                           24,109                 24,192              26,540               26,445

Selling, general and administrative expenses           27,251                 27,223              25,251               25,251

(Loss) income from operations                          (3,142)                (3,031)              1,289                1,194

(Loss) income before income taxes                      (4,706)                (4,595)                178                   83

Income tax (benefit) expense                           (1,835)                (1,792)                 64                   29

Net (loss) income                                      (2,871)                (2,803)                114                   54

Earnings per share:

     Basic                                           $  (0.20)              $  (0.20)            $  0.01              $  0.00
     Diluted                                         $  (0.20)              $  (0.20)            $  0.01              $  0.00


                                                               Six months ended                         Six months ended
                                                                 July 31, 2003                           July 31, 2002
                                                         As previously                           As previously
                                                            reported         Restated              reported           Restated
                                                         --------------      --------            -------------        --------
Cost of sales (including buying and occupancy
expenses)                                                     $ 94,675       $ 94,578              $ 97,079            $ 97,292

Gross profit                                                    47,206         47,303                53,752              53,539

Selling, general and administrative expenses
                                                                53,943         53,993                50,878              50,878


(Loss) income from operations                                   (6,737)        (6,690)                2,874               2,661

(Loss) income before income taxes
                                                                (9,209)        (9,162)                  751                 538

Income tax (benefit) expense                                    (3,590)        (3,572)                  268                 191

Net (loss) income                                               (5,619)        (5,590)                  483                 347

Earnings per share:

     Basic                                                    $  (0.40)      $  (0.39)              $  0.03             $  0.02
     Diluted                                                  $  (0.40)      $  (0.39)              $  0.03             $  0.02

         The following table sets forth the effects of the restatement adjustments discussed above on the restated components of the Balance Sheets at July 31, 2003, January 31, 2003 and July 31, 2002 (unaudited, in thousands):

                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                          July 31, 2003                 January 31, 2003            July 31, 2002
                                        As                           As                           As
                                    previously     Restated      previously                   previously
                                    reported                      reported        Restated     reported         Restated
                                -----------------------------------------------------------------------------------------

Merchandise inventories             $ 206,149       204,926        $197,859       $196,694       $169,380       $168,334

Current income tax benefit              4,477         4,435             ---            ---            300            262

Deferred income taxes, net              2,085         2,522           2,172          2,627          2,461          2,869

Total current assets                  216,683       216,003         205,680        204,970        178,086        177,638

Total assets                          286,730       286,155         273,189        272,479        247,157        246,709

Income taxes payable                                                  3,261          3,303

Total current liabilities                                           147,151        147,193

Total liabilities                                                   154,536        154,578

Accumulated earnings                   43,158        42,435          48,777         48,025         39,354         38,678

Total stockholders' equity,
net                                   113,154       112,431         118,653        117,901        114,090        113,414

Total liabilities and
stockholders' equity                  286,730       286,155         273,189        272,479        247,157        246,709

         The following table sets forth the effects of the restatement adjustments discussed above on the Statement of Operations for the three and six months ended July 31, 2003 and 2002 (unaudited, in thousands, except per share data):

                                                      Three months ended   Three months ended
                                                         July 31, 2003         July 31, 2002
                                                      ------------------   ------------------
Net (loss) income
  As previously reported                                   $ (2,871)          $    114
  Reduced/(additional) expense:
    Merchandise inventory valuation adjustments                   6                (95)
    Software development costs and amortization                  78                ---
    Vendor advertising/promotion credits                         27                ---
    Tax effects of items above                                  (43)                35
                                                           --------           --------
    As restated                                            $ (2,803)          $     54
                                                           ========           ========

Basic (loss) income per share
  As previously reported                                   $  (0.20)          $   0.01
  As restated                                              $  (0.20)          $   0.00

  Weighted average common Shares                             14,215             14,807

Diluted (loss) income per share
  As previously reported                                   $  (0.20)          $   0.01
  As restated                                              $  (0.20)          $   0.00
  Weighted average common shares and common share
    equivalents                                              14,215             15,594


                                                      Six months ended     Six months ended
                                                         July 31, 2003       July 31, 2002
                                                      ----------------     ----------------
Net (loss) income
  As previously reported                                   $ (5,619)          $    483
  Reduced/(additional) expense:
    Merchandise inventory valuation adjustments                   2               (213)
    Software development costs and amortization                 105                ---
    Vendor advertising/promotion credits                        (60)               ---
    Tax effects of items above                                  (18)                77
                                                           --------           --------
      As restated                                          $ (5,590)          $    347
                                                           ========           ========

Basic (loss) income per share

  As previously reported                                   $  (0.40)          $   0.03
  As restated                                              $  (0.39)          $   0.02

  Weighted average common shares                             14,210             14,719

Diluted (loss) income per share
  As previously reported                                   $  (0.40)          $   0.03
  As restated                                              $  (0.39)          $   0.02
  Weighted average common shares and common share
    equivalents                                              14,210             15,476

13.      SUBSEQUENT EVENTS

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

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatements of Prior Results

         In December 2003, the Company restated previously issued financial statements to record adjustments resulting from various accounting matters described in Note 12 to the financial statements. In connection with the process, the Company restated its financial statements for the three and six-month periods ended July 31, 2003 and 2002. Accordingly, the financial statements included in Management's Discussion and Analysis are discussed as adjusted by the restatement of prior periods discussed in Note 12.

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

         Gross profit for the second quarter of fiscal 2003 decreased $2.2 million, or 8.5%, to $24.2 million from $26.4 million in the same period in fiscal 2002. Gross profit as a percentage of net sales decreased to 33.3% in the second quarter of fiscal 2003 from 34.7% in the second quarter of fiscal 2002. The reduction in gross profit margin was primarily impacted by store occupancy expense, including store-closing costs ($0.4 million), which increased at a rate higher than the increase in sales. Gross profit rate was also negatively impacted by an increase mix of watch sales which carry a lower margin than certain other merchandise categories as well as the competitive pricing environment. Due to the adjustments resulting from the restatement, for the second quarter of fiscal 2003, gross profit as a percent of net sales increased twenty basis points to 33.3% from 33.1%, and for the second quarter of fiscal 2002, gross profit as a percent of net sales decreased ten basis points to 34.7% from 34.8%.

         Selling, general and administrative expenses for the second quarter of fiscal 2003 increased $1.9 million, or 7.8%, to $27.2 million from $25.3 million in the second quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 37.4% in the second quarter of fiscal 2003 from 33.1% in the second quarter of fiscal 2002. The dollar increase was primarily related to higher other expense ($1.6 million), higher advertising expense ($0.4 million) and higher personnel expense ($0.3 million) which were partially offset by lower credit expense ($0.3 million). The increase in other expenses is primarily due to the increase in the number of stores and increases in professional fees, but was partially offset by lower expenses in existing stores resulting from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Advertising expense increased due to a new promotional initiative in 2003. Prior to the adoption of EITF 02-16, management had expected that the impact of the promotional initiatives would be offset by advertising co-op allowances. Payroll costs increased primarily due to the increased number of stores, but were offset by measures taken to reduce payroll hours and control labor rates in existing stores. Due to the adjustments resulting from the restatement, for the second quarter of fiscal 2003, selling, general and administrative expenses as a percent of net sales decreased ten basis points to 37.4% from 37.5%.

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

         Income taxes decreased $1.8 million resulting in a benefit of $1.8 million in the second quarter of fiscal 2003 compared to an expense of $29,000 in the second quarter of fiscal 2002, reflecting an effective annual tax rate of 39.0% and 34.9% in the second quarter of fiscal 2003 and 2002, respectively. The Company's annual effective tax rate was 38.1% for fiscal 2002.

         Net loss of $2.8 million in the second fiscal quarter of 2003, compared to net income of $0.1 million in the second quarter of fiscal 2002, primarily resulted from the factors discussed individually above.


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

         Gross profit for the first six months of fiscal 2003 decreased $6.2 million, or 11.6%, to $47.3 million from $53.5 million compared to the same period in fiscal 2002. Gross profit as a percentage of sales decreased to 33.3% from 35.5% in the same period of fiscal 2002. The reduction in gross profit margin was primarily impacted by store occupancy expense, including store-closing costs ($0.4 million), which increased at a rate higher than the increase in sales. Gross profit rate was also negatively impacted by an increase mix of watch sales which carry a lower margin than certain other merchandise categories as well as the competitive pricing environment. Due to the adjustments resulting from the restatement, for the first six months of fiscal 2003, gross profit as a percent of net sales increased ten basis points to 33.3% from 33.2%, and for the first six months of fiscal 2002, gross profit as a percent of net sales decreased ten basis points to 35.5% from 35.6%.

         Selling, general and administrative expenses for the six months ended increased $3.1 million, or 6.1% to $54.0 million from $50.9 million for the first six months of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 38.1% in the first half of fiscal 2003 from 33.7% in the first half of fiscal 2002. The dollar increase was primarily related to higher other expense ($1.9 million), higher advertising expense ($0.8 million) and higher personnel expense ($0.8 million), which were partially offset by lower credit expense ($0.4 million). The increase in other expenses is primarily due to the increase in the number of stores and increases in professional fees, but was partially offset by lower expenses in existing stores resulting from centralized control of the consumption of supplies and services along with reductions in negotiated rates for those items. Advertising expense increased due to a new promotional initiative in 2003. Prior to the adoption of EITF 02-16, management had expected that the impact of the promotional initiatives would be offset by advertising co-op allowances. Payroll costs increased primarily due to the increased number of stores, but were offset by measures taken to reduce payroll hours and control labor rates in existing stores. Due to the adjustments resulting from the restatement, for the first six months of fiscal 2003, selling, general and administrative expenses as a percent of net sales increased ten basis points to 38.1% from 38.0%.

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

         Income taxes decreased $3.8 million resulting in a benefit of $3.6 million in the first half of fiscal 2003 compared to an expense of $0.2 million in the prior period, reflecting an effective annual tax rate of 39.0% and 35.5%, respectively. The Company's annual effective tax rate was 38.1% for fiscal 2002.

         Net loss of $5.6 million in the six months ended July 31, 2003, compared to net income of $0.3 million in the six months ended July 31, 2002, primarily resulted from the factors discussed individually above.


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

         The Company's cash flow provided by operating activities was $10.2 million in the first six months of 2003 compared to $17.9 million used in operating activities in the first six months of fiscal 2002. Depreciation and amortization ($5.9 million) and increases in accounts payable ($23.4 million), outstanding checks ($10.9 million), accrued liabilities ($0.6 million), and decreases in accounts receivable ($1.3 million) were partially offset by increases in merchandise inventories ($8.2 million), and current income tax benefit ($4.4 million) and decreases in income tax payable ($3.3 million), and loss from operations ($5.6 million). The increase in accounts payable in fiscal 2003 reflects the impact of timing of vendor payments resulting from the Company's strategy to pay certain accounts payable in advance in fiscal 2002 in order to earn additional cash discounts. The increase in merchandise inventories primarily related to inventory for 19 new store openings completed in the first six months of fiscal 2003.

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

         Refer to Notes 10 and 13 of the July 31, 2003 financial statements filed in this Form 10-Q/A with respect to commitments and contingencies.


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


Transactions with Affiliates and Related Parties

         The Company operates a program under which executive officers and directors are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. For the first six months of fiscal 2003, such purchases by executive officers and directors totaled approximately $129,000.


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

         To the extent the Company's agreements with vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The total amount of these allowances and other vendor consideration earned as of July 31, 2003, January 31, 2003, and July 31, 2002 was approximately $2,542,000, $3,254,000 and $1,540,000, respectively.

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

         Under its bylaws, the Company has agreed to indemnify its officer and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal. The Company had no liabilities recorded for these obligations as of July 31, 2003.


Item 3. - Quantitative and Qualitative Disclosure About Market Risk

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


Item 4. - Controls and Procedures

         The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         As previously reported in the Company's Form 10-Q for the quarterly period ended October 31, 2003, in the course of performing its review of the interim financial statements of the Company for the period ended October 31, 2003, PricewaterhouseCoopers advised the Company's audit committee and management that the Company had internal control deficiencies in its cash disbursements and merchandise areas that PricewaterhouseCoopers considered collectively to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. These deficiencies had no impact on the Company's results of operations or financial condition for and as of the three and six-month periods ended July 31, 2003 and the fiscal year ended January 31, 2003. During the third quarter of 2003, the Company (1) implemented a policy requiring that each check disbursement be accompanied by a remittance advice identifying the invoices and credit memos covered by such disbursement and (2) formally adopted and internally promulgated a policy detailing procedures for accounts payable disbursements.

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

Item 6. - Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit Number    Description
         --------------    -----------

              10.1 Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29, 2003, among the Company, the Banks listed therein, LaSalle Bank National Association, ABN AMRO Bank N.V., and JP Morgan Chase Bank (previously filed)

              31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

                                       WHITEHALL JEWELLERS, INC.
                                       (Registrant)


Date:  January 21, 2004                By: /s/ John R. Desjardins
                                           -------------------------------------
                                           John R. Desjardins
                                           Executive Vice President -
                                           Chief Financial Officer and Treasurer
                                           (duly authorized officer and
                                           principal financial officer)