Form 10-K
period 2004-01-31
WHITEHALL JEWELLERS INC
filed 2004-04-15
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended January 31, 2004

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2003 was $169,315,283 based on the closing price of $11.90 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         Number of shares of Common Stock outstanding as of April 1, 2004:
         13,921,518
         Number of shares of Class B Common Stock outstanding as of April 1, 2004: 142

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II and Part IV -- Portions of the registrant's annual report to stockholders for the registrant's fiscal year ended January 31, 2004 (the "2003 Annual Report"), as indicated herein.

Part III -- Portions of the registrant's definitive proxy statement to be distributed in conjunction with the registrant's annual stockholders' meeting to be held in 2004 (the "Proxy Statement"), as indicated herein.

                                     PART I

         As used herein, references to the "Company," "Whitehall Jewellers," "we," "us," and "our" refer to Whitehall Jewellers, Inc. This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors; (3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business; (6) the extent and success of our marketing and promotional programs; (7) personnel costs and the extent to which we are able to retain and attract key personnel;
(8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices; (15) developments relating to the consolidated Capital Factors actions and the related Securities and Exchange Commission ("SEC") and U.S. Attorney's office investigations and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (16) regulation affecting the industry generally, including regulation of marketing practices; (17) the successful integration of acquired locations and assets into our existing operations; and (18) the risk factors identified from time to time in our filings with the SEC.

ITEM 1. BUSINESS

THE COMPANY

                  Founded in 1895, we are a leading national specialty retailer of fine jewelry (based on number of stores) offering an in-depth selection in the following categories of merchandise: diamond, gold, precious and semi-precious jewelry and watches. Our target customers are middle to upper-middle income men and women over 25 years of age. As of April 1, 2004, we operated 384 mall-based stores in 38 states under the established brand names of Whitehall Co. Jewellers (325 stores), Lundstrom Jewelers (57 stores) and Marks Bros. Jewelers (2 stores).

OPERATING STRATEGIES

                  The principal elements of our operating strategy are as follows:

                  Small, Flexible Store Format. We believe that we have a competitive advantage in obtaining high traffic, "center court" locations in desirable regional and super-regional malls principally due to:

         - our ability to adapt our average store size of approximately 870 square feet to various sizes and configurations; and

         - our high average sales per square foot (approximately $1,066 for the 12 months ended January 31, 2004).

                  Our stores are typically located in high visibility mall locations and provide our customers with a comfortable and inviting shopping environment. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for us. Furthermore, the stores' small, flexible format (which lowers our fixed occupancy costs) and high productivity are desirable to mall owners.

                  In addition, we follow a disciplined approach when evaluating new store opportunities. We select locations for our stores based on an evaluation of individual site economics and market conditions. Because of our flexible store format and our reputation among mall developers as a strong tenant, we have historically received more offers for attractive new store sites than we accept. We believe that real estate is important to our business, and site selection is a competency of our management team.

                  Store Operating Model. Our store model has proven to be attractive across brands and mall locations. Historically, new stores on average generate positive operating cash flow (defined as income from operations plus depreciation and amortization) within their first full 12 months of operations.

                  Brand Imaging. We reinforce the upscale, trustworthy image of our store brand names, Whitehall Co. Jewellers and Lundstrom Jewelers, through merchandise selection and price points, store layout and fixtures, packaging, marketing and promotions. Whitehall Co. Jewellers is our primary trademark and is positioned to be somewhat more upscale than the average mall-based jewelry store. Additionally, having two strong brands allows us to enter a given mall with multiple locations, leverage our infrastructure within a given region and increase the number of potential store sites available to us.

                  Merchandising. We offer a selection of fine jewelry in the following categories: diamond, gold, precious and semi-precious jewelry and watches. Our merchandise assortments are focused on our target customer, middle to upper-middle income men and women over 25 years of age. Within these categories, we augment our selection with consignment merchandise, providing increased selection while reducing our inventory risk. In addition, we continue to stock a broad assortment of higher price point merchandise. For example, in fiscal 2003 more than 30% of our overall sales resulted from purchases of items priced at or above $1,500. Although we have expanded our watch lines, we carry a more focused selection of watches and virtually no costume jewelry or gift merchandise as compared to some of our competitors.

                  Sales-Oriented Store Personnel. We believe that the quality of our sales personnel is important to our success. Our sales personnel are authorized to discount prices within specifically developed guidelines to assist their selling efforts. Compensation and bonus programs reinforce sales and margin goals on a daily, weekly, monthly and annual basis. We seek to enhance the selling skills of our sales associates through recruitment of experienced sales personnel and ongoing training programs. Many non-sale activities are centralized, allowing sales personnel to focus on our customers.

                  Absence of Recourse Credit Risk. We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit card (which is available through a third party and is non-recourse to us) or other non-recourse third party credit arrangements. Our policy limits credit risk associated with a customer's failure to pay. Recourse against us is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud). This policy also distinguishes us from some of our competitors, which not only bear such credit risk, but also rely on finance income in addition to merchandise sales. In cooperation with providers of non-recourse credit under private label programs, we often offer our customers competitive, interest-free terms and other attractive offerings in the promotion of our jewelry.

                  Operating Controls. Our experienced management team exercises significant control over many non-sale aspects of our store operations, including site selection, purchasing, store development, financial reporting and sales training. Management has focused on a series of actions that we feel will increase our operational control as well as reduce certain expenses. We have reduced certain operating costs at our stores and corporate headquarters, and we plan to gradually reduce average store inventory levels. We closed 11 stores during each of fiscal 2003 and fiscal 2002.

                  Emphasis on Risk Management. A strength of our management team is our disciplined approach to three principal operating strategies that are designed to mitigate risk to our business: our small, flexible store format, our non-recourse credit policy and our use of consignment inventory. Our store format, which averages approximately 870 square feet, is smaller than that of many of our mall-based competitors. This usually means that we are not competing with these competitors for the same location in a mall, which often gives us more location opportunities. In general, it also means that our rents are lower, not only because of reduced competition for space, but also because a smaller store means lower fixed occupancy costs. Secondly, we have limited credit risk. Unlike many of our competitors, we utilize a non-recourse, private label credit card program. As a result, we often limit our credit risk associated with a customer's failure to pay. Lastly, we utilize consignment inventory providing increased selection while reducing our inventory risk.

                  Experienced Management Team. Our four-person executive management team has on average 24 years of retail industry experience and an average of over 21 years of experience with Whitehall Jewellers. In addition, this group has a combined beneficial interest in the Company in excess of 23.9% of our common stock. The Company is in the process of interviewing candidates for the newly created position of Chief Operating Officer and filling the position of Executive Vice President, Merchandising. Later this year, the Company will begin recruiting for a General Counsel. The Company has already hired a Director of Internal Audit, which is a newly created position that reports directly to the Chairman of the Audit Committee of the Board of Directors. The hiring of individuals for the new positions noted above, as well as the upgrading of certain management positions will increase the Company's personnel costs. We also have an experienced middle management team. We are focused on identifying, recruiting and retaining skilled and experienced individuals for our management organization.

GROWTH STRATEGIES

                  The important elements of our growth strategy are as follows:

                  Enhance Sales and Marketing Initiatives. We use direct marketing and in-store promotions to stimulate store sales. We plan to continue to maintain our customer file of over 1.1 million names with targeted direct mailing initiatives. The Company has slightly reduced the size of its total direct mailings during fiscal 2003 as the Company has refined its direct mail campaign to focus its mailing selection criteria on the most responsive customers. We intend to continue to refine the direct mail program in fiscal 2004.

                  Refine Merchandising Initiatives. We continue to refine our product offerings with the long-term goal of increasing the number of customer transactions and the average transaction value per customer. We intend to continue to apply these practices by adjusting the quality, selection and price points in our key merchandise categories: diamonds, gold, precious and semi-precious jewelry and watches.

                  New Store Growth. New stores are a part of our long-term growth plan. As of January 31, 2004, we have grown to 380 stores from 122 in 1993, entering 15 new states during this period. During fiscal 2003, we opened 21 new stores. The initial performance of these new stores closely approximated our recent historical new store sales levels. During fiscal 2004, we expect to open 6 new stores, most in existing Company markets, and anticipate that all of the openings will be completed by June. Our new stores are in what we consider to be some of the better malls in the country. We believe that our Whitehall Jewellers and Lundstrom Jewelers stores can achieve strong, long-term cash returns on investment and can operate successfully in a wide variety of geographic and demographic markets. Because of this, we believe that there is the potential to double our store base over the long-term within the United States.

STORE OPERATIONS

                  Site Selection. We are disciplined in our site selection methodology. Our stores average approximately 870 square feet and our layout is flexible. We typically locate our stores in high traffic, "center court" locations in desirable regional and super-regional malls throughout the United States. We select locations for stores based on our evaluation of individual site economics and market conditions. When deciding to enter a new market, we evaluate a number of criteria including the following:

         - current and future size, demographic make-up and growth potential of the market;

         -        total store sales potential;

         - ability to leverage existing infrastructure, personnel and brand awareness; and

         - the size, strength and merchandising philosophy of existing and potential competitors in the marketplace.

                  In choosing specific sites within a given mall, whether in a new or existing market, we apply site selection criteria taking into account numerous factors, including the following:

         -        size of space;

         -        store visibility;

         -        traffic patterns;

         -        real estate costs;

         -        store locations of our competitors; and

         -        overall retail potential.

                  Store Layout. Our stores are typically located in high traffic, "center court" locations and provide our customers with a comfortable and inviting shopping environment. Most of the stores have an open entrance. Stores are brightly lit and generally are designed to have display cases situated near the lease line. Formatting the stores in this "customer-friendly" manner and without a formal entryway allows a casual mall shopper to come in close contact with the store's merchandise and personnel without the natural apprehension many have upon entering a fine jewelry store. We occasionally adjust our store concepts to blend an appropriate theme of elegance, with a goal of creating a "customer-friendly" environment.

                  Store Management. Each of our stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. A number of non-sales related administrative functions are performed at our corporate office in Chicago. A significant portion of the compensation of store managers is based on incentives which focus on sales productivity and store profitability. The store managers are assisted by a staff that usually includes an assistant manager and four to eight sales associates, depending upon store operating hours and anticipated sales volume. We have approximately 36 district managers, each supervising between 8 and 14 stores, who concentrate their efforts on store-focused sales strategies. In addition, 8 regional supervisors oversee all field operations and concentrate their efforts on the execution of store-focused sales strategies, communication between the corporate office and field, and compliance with operating strategies. Certain senior officers spend a substantial amount of their time working with store supervisors and visiting stores to reinforce the close communication between senior executives and store personnel.

                  Operating Cost Controls. Our store operations are designed to maintain low operating costs at the store level. Our small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. We also seek to reduce store-level operating costs through efficient sales staff utilization. To assist store personnel in their selling efforts, a number of administrative functions are performed at the corporate level.

                  Store Employee Compensation. We seek to hire experienced sales personnel and motivate our store employees by linking a meaningful percentage of employee compensation to individual and/or store sales performance, as well as by offering opportunities for promotion within the Company.

                  Employee Training. We believe that providing knowledgeable and responsive customer service is important to our success and, accordingly, have developed and implemented employee training programs. New sales staff receive on-the-job training during the first weeks of employment. This training continues throughout the employee's tenure following a workbook-based program of product knowledge, sales and operational process training. New store managers experience a similar sequence of learning activities.

MERCHANDISING

                  We believe that an important element of our success is our merchandising strategy that reflects our upscale customer orientation and small store format. We seek to provide an assortment of items across a broad range of price points in our product categories: diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, precious and semi-precious jewelry and watches. Although we have expanded our watch lines, we carry a more focused selection of watches and virtually no costume jewelry or gift merchandise as compared to some of our competitors.

                  On average, our stores each offer approximately 2,700 individual items, including approximately 1,450 core jewelry items. These core items, which comprise many of our more popular merchandise programs, accounted for approximately 63% of net sales in fiscal 2003. In addition, we have expanded our merchandise assortment in higher price points. A substantial portion of our sales are made at prices discounted from listed reference prices. The methodology for achieving these discounts is monitored on an on-going basis.

                  The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                              FISCAL YEAR ENDED JANUARY 31,
                                      -----------------------------------------
                                       2001        2002        2003        2004
Diamonds                               62.6%       64.6%       66.4%       65.2%
Gold                                   19.5        18.6        17.4        15.7
Precious/Semi-Precious                 16.5        15.3        14.2        14.6
Watches                                 1.4         1.5         2.0         4.5
                                      -----------------------------------------
Total Merchandise Sales               100.0%      100.0%      100.0%      100.0%
                                      =========================================

                  We also customize the merchandising of our stores based upon each store's sales volume, individual market preferences and historical selling patterns. We test new items in our stores and monitor their sales performance to identify additional sales opportunities.

                  Along with our merchandise assortments, we also provide jewelry repair services to our customers (sales from which represented 2.4% of fiscal 2003 net sales) and jewelry service plans (sales from which represented 2.4% of fiscal 2003 net sales). In some of our stores, repair work is performed on-site by jewelers under independent contract.

ADVERTISING AND PROMOTIONS

                  Our advertising strategy includes in-store and point-of-sale marketing and direct mail campaigns. We believe that the quality of our customer database, which currently consists of over 1.1 million customers, has allowed us to develop targeted advertising, marketing and promotional campaigns. We test various direct mail campaigns as part of our advertising initiatives. Frequent special promotions such as our semi-annual two-day events, diamond remount events, "Vice President's Day Events" and similar promotions, as well as point-of-sale signage and in-store flyers, are designed to increase traffic through our stores and generate an urgency for customers to make purchases. These promotions vary from year to year and among stores. Publicized promotional events are an important part of our marketing efforts, and we generate a significant portion of our revenues during such events.

                  Over the past several years, direct marketing has become an increasingly important element of our advertising and promotion strategy. We intend to continue to refine direct mail programs in fiscal 2004.

                  We generally offer customers a 30-day return or 90-day exchange policy.

                  We also offer a layaway program that enables our customers to hold an item at our stores and pay for it over a one-year period without interest charges. The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments. We retain possession of merchandise placed in layaway until the customer has made all required payments.

CREDIT

                  We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit card, which is available through a third party and is non-recourse to us, or other non-recourse third party credit arrangements. Our policy limits credit risk associated with a customer's failure to pay. Recourse against us is restricted to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud.) At the same time, we believe that our ability to offer credit through our "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. We encourage sales on our private label credit card or other non-recourse third party credit arrangements because customer purchases on this type of credit tend to generate higher average sales. In fiscal 2003, our average private label credit sale was approximately $782, compared to our average personal credit card sale of approximately $251.

                  Our private label credit program is currently run through G.E. Capital Consumer Card Co. ("G.E.CC"). We also offer other non-recourse credit arrangements through other third parties. Under these programs customers may apply for credit for merchandise purchases.

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

                  Under the credit programs, the credit purveyors have no recourse against us based on the customer's failure to pay; recourse against us is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud). Our expense related to these cases was less than 0.5% of sales during fiscal 2003. Our credit card discount expense for fiscal 2003 and fiscal 2002 represented

3.0% and 2.9%, respectively, of credit sales. In general, our credit card discount expense is higher for our private label programs than for personal credit cards, such as Visa and MasterCard. G.E.CC provides credit to our customers using its own credit criteria and policies. We pay a fee to G.E.CC based primarily upon the volume of credit, average ticket and type of promotion extended. We have similar non-recourse arrangements with other credit purveyors, which we use in addition to G.E.CC's program to assist customers in financing their purchases. In addition, we utilize a check authorization company which, for a fee, guarantees payments on transactions involving certain personal checks.

                  Several years ago, we introduced a "One-Year No Interest" program through G.E.CC. Under this program, G.E.CC offers customers a financing arrangement with no interest for one year, for which we pay G.E.CC a significantly higher fee than we pay under its standard program. We have successfully used this program and continue to offer this and other interest-free promotions (e.g., three-month no interest, six-month no interest) from time to time. This program enables us to offer our customers competitive, interest-free terms and other attractive promotions despite our "no credit risk" policy.

                  During the third quarter of fiscal 2003, the Company began testing a new program through G.E.CC, which extends minimum credit limits to certain credit customers that meet the specific requirements of this new test program. Under this new test program, G.E.CC extends credit to customers that did not qualify under the standard program, for which we pay a significantly higher fee to G.E.CC than we pay under its standard program.

SEASONALITY

                  Our business is highly seasonal. During fiscal 2003, a significant portion of our sales, and net income of $4.3 million, was generated during the fourth fiscal quarter ending January 31, 2004, as compared to a net loss of $13.0 million experienced in the previous three quarters. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue.

PURCHASING

                  We do not manufacture our merchandise. We purchase substantially all of our inventory, including loose gems, directly from leading suppliers located in the United States and abroad. We purchase merchandise from approximately 120 vendors, primarily in the United States, Israel, Italy, India, China, and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 2003, our largest supplier and five largest suppliers accounted for approximately 11% and 46%, respectively, of the merchandise we purchased. During fiscal 2002, our largest supplier and five largest suppliers accounted for approximately 12% and 37%, respectively, of the merchandise we purchased. We also have certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by us or by other companies. We believe that the relationships we have established with our suppliers and subcontractors are good. We have not experienced difficulty in obtaining satisfactory sources of supply and believe that adequate alternative sources of supply exist for substantially all types of merchandise sold in our stores. However, the loss of one or more of our major suppliers, particularly at certain critical times during the year, could have a material adverse effect on us.

                  We maintain a quality assurance program, with most shipments from suppliers being counted or weighed and visually inspected upon receipt at our headquarters in Chicago, Illinois.

                  During fiscal 2003, our average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 57% of the total cost of our on-hand merchandise with the remaining percentage being trade payables and consignment inventory. For example, as of January 31, 2004, the average amount of consignment merchandise per store was approximately $247,000. Under the terms of our vendor trading agreements for non-consignment inventory, we are often granted exchange privileges, based on a formula, which permit us to return or exchange certain unsold merchandise. Our consignment inventory permits us to have more merchandise available for sale in stores, providing increased selection while reducing our inventory risk.

                  As participants in the jewelry industry, we are affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2003, diamonds, gold, precious and semi-precious jewelry accounted for approximately 95.5% of our net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Diamond Trading Company has traditionally controlled the marketing of a majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its discretion. The Diamond Trading Company recently implemented a "Supplier of Choice" initiative. The impact of this initiative on the diamond supplier base is not yet known. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole.

                  We are constantly altering the mix of our products and we have increased the percentage of higher priced items in our stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

INVENTORY LOSS PREVENTION

                  We undertake substantial efforts to safeguard our jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, our inventory management and control system, which tracks each item in our inventory, provides a further check against loss or theft. We have a full-time executive who directs our loss prevention department. We maintain insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises and in our distribution facility, whether owned or on consignment, in amounts that we believe are reasonable and adequate for the types and amounts of merchandise that we carry. During fiscal 2003, inventory shrinkage was less than 1.0% of sales.

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

                  We use the management information system to track each individual item of merchandise from receipt to ultimate sale to the customer or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system also enables management to review each store's and each employee's productivity and performance. Based on the sales data, we tailor each store's inventory composition and plan our purchasing requirements accordingly. The system enables us to manage our inventory at the store level, including the automatic replenishment of merchandise generally once or twice a week.

                  The system also automatically provides a daily reconciliation of each store's transactions for prompt investigation of discrepancies. The point-of-sale computers are polled nightly by the headquarters system and updated data is available at the beginning of the following day for use by support office and store supervisory personnel, and for transfer into our accounting, merchandising and other management information systems.

                  We have implemented, through our point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.).

Our store managers and sales associates often use this data in their efforts to contact customers and anticipate and facilitate future add-on purchases by our customers. We use the customer data in our direct marketing promotional campaigns. The point-of-sale systems also track required inspection dates for customers with diamond warranties. Sales associates are prompted by the system to contact these customers to remind them of the required in-store inspection.

COMPETITION

                  The jewelry retail business is fragmented and highly competitive. We primarily compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, discounters, direct mail suppliers, televised home shopping networks and Internet commerce. Diamond Trading Company, a marketing arm of DeBeers, has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds. Certain of our competitors are substantially larger and have greater financial resources than the Company and can take advantage of national advertising programs. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

                  We believe that the primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth, depth and quality of merchandise offered, pricing, credit, marketing and reputation. We emphasize our merchandise selection, sales personnel, store location and design, credit, marketing and pricing in competing in our target market.

                  In the past few years several businesses began marketing fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing could transform the jewelry retailing business, result in lower price points and margins, and adversely affect our results of operations or financial condition. Although we initiated an e-commerce sales program in 2000, to date our e-commerce initiatives have not resulted in significant on-line sales. We are not currently transacting Internet sales of jewelry, and we are not currently pursuing an e-commerce strategy.

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

EMPLOYEES

                  As of January 31, 2004, we had 2,450 employees, including 2,292 store level employees. We usually hire a limited number of temporary employees during each Christmas selling season. None of our employees are represented by a union. We believe that our relations with our employees are good.

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

AVAILABLE INFORMATION

                  We maintain an Internet website at www.whitehalljewellers.com that includes a hypertext link to the Securities and Exchange Commission's website where our Annual Report on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission. You may read and copy any document we file at the SEC's Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

                  The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Governance and Nominating Committee Charter are available upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606, Attention: John R. Desjardins or by telephone to (312) 782-6800.

ITEM 2. PROPERTIES

                  As of April 1, 2004, we operated 384 stores in 38 states. All of these stores are leased and are located in regional or super-regional malls. Our typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent payment based on store sales and certain other occupancy charges. At January 31, 2004 the average remaining life of the leases for our stores was approximately six years. While there can be no assurance, we expect to be generally able to renew these leases as they expire.

                  We also lease approximately 28,400 square feet of office and administrative space in Chicago, Illinois in an office building housing our corporate headquarters, distribution functions and quality assurance operations. This lease expires on December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

                  On July 25, 2002, the Company was named a defendant in a wage hour class action suit filed in California by three former store managers. The case was based principally upon the allegation that store managers employed by the Company in California should have been classified as non-exempt for overtime purposes. The parties reached an agreement to settle the matter resulting in a pre-tax charge of $1,000,000, inclusive of the plaintiffs' attorneys' fees, interest, penalties, administrative costs and other Company costs, which was approved by the court on December 11, 2003. This settlement covers the period from July 25, 1998 through the date of final settlement approval by the court. The Company has made payments totaling approximately $1,000,000, per the terms of the settlement agreement, as of January 31, 2004.

                  The Company was named a defendant in a wage hour suit filed in California by a former employee on May 6, 2003. The case was based principally upon the allegation that the amount of overtime paid to certain California employees was less than the amount actually earned. The suit asserted a claim for $1,000,000. The parties have reached a settlement of the suit for an amount that is not significant in relation to the Company's financial statements.

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

                  In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that the Company owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount is included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims. In addition, Ultimo, Inc. ("Ultimo"), a jewelry supplier, is a defendant in the International action and in the interpleader action. Ultimo provided certain items of jewelry to the Company on a consignment basis and asserts that: (1) the Company has sold approximately $450,000 worth of such items, the proceeds of which it claims remain in the Company's possession; and (2) the Company continues to possess approximately $1,780,000 worth of its consignment goods. Ultimo asserts that it should receive these consignment proceeds and goods. Capital Factors and International also have asserted claims to these proceeds and goods. The Company plans to place the remaining consignment goods into escrow, and the New York State Supreme Court has announced that it will hold a hearing as early as May 2004 to determine the proper distribution of these consignment goods. The consignment proceeds already have been placed in the Company's outside counsel's escrow account pending court determination of the proper recipient. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities.

                  In these consolidated Capital Factors actions, document discovery has begun, but depositions have been stayed until April 19, 2004 upon consent of the parties. In addition, the Company has filed motions to dismiss both the Capital Factors and International/Astra complaints. The motions are currently pending before the court.

                  As previously disclosed, the United States Attorney for the Eastern District of New York is conducting a criminal investigation regarding matters that include those alleged in the consolidated Capital Factors actions. The Company, among others, is a subject of this criminal investigation and is cooperating fully with the United States Attorney.

                  In addition, subsequent to the filing of the complaint by Capital Factors and as previously disclosed, the SEC initiated an informal inquiry into matters that are the subject of the consolidated Capital Factors actions. On November 3, 2003, the Company received a subpoena issued by the SEC as a part of a formal investigation by the SEC with respect to the matters that are the subject of the consolidated Capital Factors actions. The Company produced documents to the SEC in response to the SEC's subpoena and information requests. The Company is cooperating fully with the SEC in connection with this formal investigation.

                  In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. As previously disclosed in a press release furnished to the SEC under cover of a Current Report on Form 8-K dated March 23, 2004, for the fourth quarter of the fiscal year ended January 31, 2004, the Company accrued a litigation reserve of $6.0 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. Since March 23, 2004, the Company has engaged in additional settlement negotiations relating to these matters. In light of developments in the ongoing settlement discussions, the Company has accrued an additional reserve for the fourth quarter of the fiscal year ended January 31, 2004, in the amount of $2.6 million, with respect to these matters. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in excess of the amount recorded could occur and these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations. Professional fees of approximately $9.6 million incurred as a result of the consolidated Capital Factors actions, the United States Attorney and SEC investigations, and the Company's internal investigation, have been expensed through January 31, 2004.

                  On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1007, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors Inc. above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder, and alleging that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003.

                  On February 18, 2004, a putative class action complaint captioned Michael Radigan, et al., v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1196, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers, charging violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and alleging that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The factual allegations of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

                  On February 20, 2004, a putative class action complaint captioned Milton Pfeiffer, et al., v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1285, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers, charging violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and alleging that the Company and its officers made false and misleading statements and falsely accounted for revenue, accounts payable, inventory, and vendor allowances during the putative class period of November 19, 2001 to December 10, 2003. The factual allegations of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

                  On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107 consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters complaint, and on April 14, 2004, granted the plaintiffs up to 60 days from the date to file an amended consolidated complaint.

                  The Company intends to vigorously contest these putative class action complaints and exercise all of its available rights and remedies. Given that these cases are in their early stages, and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. It cannot be determined at this stage whether these claims will be resolved in the fiscal year ending January 31, 2005.

                  On January 16, 2004, the Company was named as a defendant in a copyright infringement lawsuit filed in the United States District Court for the District of Minnesota by Janel Russell Designs, Inc. ("Janel Russell Designs"). Janel Russell Designs asserts that the Company is infringing its copyright in a jewelry design by selling infringing merchandise. Janel Russell Designs seeks unquantified damages. Two of the allegedly infringing pieces are supplied to the Company by Samuel Aaron Inc. and one is supplied by Princess Pride Creations. Each of the suppliers has also been sued by Janel Russell Designs in separate lawsuits. Pursuant to language in certain Vendor Trading Agreements the Company entered into with each supplier, the Company tendered the defense of the cases to Samuel Aaron and Princess Pride and demanded indemnification. Both vendors, through counsel, have indicated they will defend and indemnify the Company. The Company filed its answer on March 3, 2004.

                  The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Incorporated herein by reference to section entitled "Market for the Registrant's Common Equity and Related Stockholder Matters" in the Company's 2003 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

                  Incorporated herein by reference to section entitled "Selected Historical Financial and Operating Data" in the Company's 2003 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Incorporated herein by reference to section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Incorporated herein by reference to sections entitled "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity," "Statements of Cash Flows" and "Notes to Financial Statements" in the Company's 2003 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

                  The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

                  During the fiscal fourth quarter ended January 31, 2004, the Company (1) instituted a compliance program, as part of which the Company adopted a Code of Business Conduct and Ethics and appointed a Chief Corporate Compliance Officer; (2) implemented improvements in the process by which monthly statements from vendors of outstanding invoices and credits are reconciled to the Company's records; and (3) implemented additional procedures for approving purchases by the Company of merchandise inventory items previously provided to the Company on consignment. There was no other change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  In addition, following the end of the fourth quarter, the Company hired a Director of Internal Audit, who reports directly to the Chairman of the Audit Committee of the Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information contained under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (which Proxy Statement we intend to file with the SEC on or about May 17, 2004) is incorporated herein by reference.

                  The Company has adopted a Code of Conduct that applies to all of the Company's employees, officers and directors, including its principal executive officer and principal financial officer. The Company's Code of Conduct covers a variety of areas of professional conduct including conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to the Company's business.

                  A copy of the Company's Code of Conduct is posted on its website at www.whitehalljewellers.com. In the event that an amendment to, or a waiver from, a provision of the Company's Code of Conduct that applies to any of the Company's executive officers or directors occurs, the Company intends to post such information on its website. The Company undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of the Company's Code of Conduct. Requests for a copy should be directed in writing to Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606, Attention: John R. Desjardins or by telephone to (312) 782-6800.

ITEM 11. EXECUTIVE COMPENSATION

                  Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement we intend to file with the SEC on or about May 17, 2004) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement we intend to file with the SEC on or about May 17, 2004) is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION TABLE

                  The following table provides information as of January 31, 2004 regarding the number of shares of the Company's common stock that may be issued under its equity compensation plans.

                                            (a)                         (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                            remaining available for
        Plan Category           Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             2,745,598                     $11.875                      508,907

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement we intend to file with the SEC on or about May 17, 2004) is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                  The information contained in the Company's Annual Proxy Statement under the section titled "Independent Public Accountants" is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       The following financial statements are filed as part of this report:

       Statements of Operations of the Company for the years ended January 31, 2004, 2003, and 2002. *

       Balance Sheets of the Company as of January 31, 2004 and 2003. *

       Statements of Stockholders' Equity of the Company for the years ended January 31, 2004, 2003, and 2002. *

       Statements of Cash Flows of the Company for the years ended January 31, 2004, 2003 and 2002. *

       Notes to Financial Statements. *

       Report of Independent Auditors. *

       * Incorporated herein by reference from the Company's 2003 Annual Report.

(a)(2) Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts Page 26

       Report of Independent Public Accountants on Financial Statement Schedule Page 27

       All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

       Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. All other documents listed are filed with this Report.

EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

*4.3 Indenture governing the Notes dated as of April 15, 1996 between the Company and Norwest Bank Minnesota, National Association, as Trustee (the "Indenture"). Incorporated by reference to Exhibit
               4.3 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*4.4 Form of Series C Notes (included in Exhibit 4.3 to this Form 10-K). Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*4.5 Form of Series D Notes (included in Exhibit 4.3 to this Form 10-K). Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*4.6 First Supplemental Indenture to Indenture. Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*4.7 Second Supplemental Indenture to Indenture. Incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176.

*10.1 Second Amended and Restated Registration Agreement. Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

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

*10.5          Company's 1995 Executive Incentive Stock Option Plan.
               Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794). (1)

*10.6 1996 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.7 Lease dated May 14, 1992 between the Company and New York Life Insurance Company relating to the Company's corporate headquarters. Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).

*10.8 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Whitehall Jewellers, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit
               10.12 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*10.9 Amended and Restated Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, file No. 0-028176.

*10.10 Form of Executive Severance Agreements, as amended, each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 as originally filed on January 27, 2000 (Registration No. 333-95465).(1)

*10.11 Employment and Severance Agreement dated March 17, 1997 between the Company and Manny A. Brown. Incorporated by reference to
               Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.(1)

*10.12 Executive Severance Agreement dated November 1, 2000, between the Company, WH Inc. of Illinois, a wholly owned subsidiary of the Company, and Lynn D. Eisenheim. Incorporated by reference to
               Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.13 1997 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002, File No. 0-028176.
               (1)

*10.14 Form of Stock Option Agreement for Employees under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit
               10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.15 Performance Based Incentive Stock Option Agreements, each dated March 18, 1999 and June 8, 1999, with each of Hugh M. Patinkin, Matthew M. Patinkin, John R. Desjardins, Manny A. Brown and Lynn
               D. Eisenheim, under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.16 Form of Non-Qualified Stock Option Agreement under the 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.17 Form of Restricted Stock Award Agreement for Executive Officers under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176.(1)

*10.18 Form of Restricted Stock Award Agreement for Non-Employee Directors under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.19 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 1998 (Registration No. 333-50159). (1)

*10.20 Amendment Number One to the 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176.(1)

*10.21 Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 0-028176. (1)

*10.22         2003 Special Bonus Program. Incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2003, file No. 0-028176. (1)

*10.23 Asset Purchase Agreement dated as of June 19, 1998 by and among Whitehall Jewellers, Inc. (f/k/a Marks Bros. Jewelers, Inc.), Carlyle & Co. Jewelers, Carlyle & Co. of Montgomery and J.E. Caldwell Co. Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 10, 1998 and filed with the Securities and Exchange Commission on September 22, 1998, file No. 0-028176.

*10.24 Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29, 2003, among the Company, the Banks listed therein, LaSalle Bank National Association, ABN AMRO Bank N.V., and JP Morgan Chase Bank. Incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2003, file No. 0-028176.

*10.25 First Amendment, dated as of March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the banks ("Banks") party thereto, the Banks, ABN AMRO Bank, N.V., as syndication agent, JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 23, 2004, file No. 0-028176.

*10.26 Letter Agreement dated December 15, 2003 relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2003, file No. 0-028176.

*10.27 Letter Agreement, dated March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks party thereto, the Banks, ABN AMRO Bank, N.V., as syndication agent, JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 23, 2004, file No. 0-028176.

*10.28 401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176. (1)

*10.29         Second Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1) (2)

*10.30         Third Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.31         Fourth Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.32         Whitehall Jewellers, Inc. Employee Stock Purchase Plan.
               Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001 (Registration No. 333-70510). (1)

10.33          Separation and Release Agreement dated March 3, 2004 between Jon
               H. Browne and the Company. (1)

13 The sections in the 2003 Annual Report entitled "Market for the Registrant's Common Equity and Related Stockholder Matters," "Selected Historical Financial and Operating Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Statements of Operations," "Balance Sheets," "Statements of Stockholders' Equity," "Statements of Cash Flows," "Notes to Financial Statements" and "Report of Independent Auditors" but only to the extent set forth in Items 5-7, 7A, 8 and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2003 Annual Report is not to be deemed "filed" as a part of this Report.

21             Subsidiaries of the Company

23             Consent of PricewaterhouseCoopers LLP

24             Powers of Attorney (included on signature page)

31.1 Certificate Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2 Certificate Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

(1) Represents management contract or compensatory plan or arrangement.

(2) There is no First Amendment to 401(k) Plan.

         (b) Reports on Form 8-K

                  On November 6, 2003, the Company filed a Current Report on Form 8-K with the SEC to disclose information regarding a formal inquiry by the Securities and Exchange Commission.

                  On November 10, 2003, the Company filed a Current Report on Form 8-K with the SEC to furnish a press release announcing sales for the third quarter ended October 31, 2003.

                  On November 21, 2003, the Company filed a Current Report on Form 8-K with the SEC to disclose a press release announcing that it has placed its Executive Vice President, Merchandising, on leave.

                  On December 11, 2003, the Company filed a Current Report on Form 8-K with the SEC to disclose a press release announcing the termination of its Chief Financial Officer and commenting on the release of financial results.

                  On December 22, 2003, the Company filed a Current Report on Form 8-K with the SEC to furnish a press release regarding financial results for the third quarter ended October 31, 2003, comparative store sales for November, 2003 and a portion of December, 2003 and a restatement of its results for certain previous periods primarily to reflect non-cash inventory valuation adjustments.

                  On January 29, 2004, the Company filed a Current Report on Form 8-K with the SEC to disclose a press release announcing modifications to its Board of Directors.

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 2002, 2003 AND 2004
                             (DOLLARS IN THOUSANDS)

          COLUMN A                      COLUMN B      COLUMN C     COLUMN D     COLUMN E
          --------                      --------      --------     --------     --------
                                        BALANCE AT    CHARGED TO                BALANCE AT
                                       BEGINNING OF   COSTS AND                    END
          DESCRIPTION                    PERIOD       EXPENSES    DEDUCTION     OF PERIOD
          -----------                   ------        --------    ---------     ---------
Twelve months ended 1/31/02
  Allowance for doubtful accounts        $1,472        $  577        $1,376        $  673
                                         ======        ======        ======        ======

  Inventory allowance                     3,527         7,475         7,423         3,579
                                         ======        ======        ======        ======

Twelve months ended 1/31/03
  Allowance for doubtful accounts        $  673        $1,686        $1,815        $  544
                                         ======        ======        ======        ======

  Inventory allowance                     3,579         7,480         7,492         3,567
                                         ======        ======        ======        ======

Twelve months ended 1/31/04
  Allowance for doubtful accounts        $  544        $  663        $  669        $  538
                                         ======        ======        ======        ======

  Inventory allowance                     3,567         5,987         5,823         3,731
                                         ======        ======        ======        ======

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Whitehall Jewellers, Inc.:

Our audits of the financial statements referred to in our report dated March 22, 2004 (except for the last paragraph of Note 20 as to which the date is April 15, 2004) appearing in the 2003 Annual Report to Shareholders of Whitehall Jewellers, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 22, 2004, except for the last paragraph of Note 20 of the audited financial statements as to which the date is April 15, 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2004          WHITEHALL JEWELLERS, INC.
                              (Registrant)

                              By: /s/ John R. Desjardins
                              -----------------------------
                              John R. Desjardins
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                              (Principal financial and accounting officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of April, 2004.

      Name                                                       Capacity
      ----                                                       --------
/s/ Hugh M. Patinkin                                 Chairman, President and Chief Executive Officer
------------------------------------                 (Principal executive officer) and Director
Hugh M. Patinkin

/s/ Richard K. Berkowitz                             Director
------------------------------------
Richard K. Berkowitz

/s/ Daniel H. Levy                                   Director
------------------------------------
Daniel H. Levy

/s/ Norman J. Patinkin                               Director
------------------------------------
Norman J. Patinkin

/s/ Sanford Shkolnik                                 Director
------------------------------------
Sanford Shkolnik

/s/ John R. Desjardins                               Executive Vice President, Chief Financial Officer,
------------------------------------                 Treasurer and Secretary
John R. Desjardins                                   (Principal financial and accounting officer)