Form 10-Q
period 2004-04-30
WHITEHALL JEWELLERS INC
filed 2004-06-14
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X[ No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of June 1, 2004 was 13,937,944 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of June 4, 2004 was 142.

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)

                                                          Three months ended
                                                    -------------------------------
                                                    April 30, 2004   April 30, 2003
                                                    --------------   --------------
Net sales                                              $ 73,028         $ 69,149

Cost of sales (including buying and occupancy
expenses)                                                48,752           46,038
                                                       --------         --------

      Gross profit                                       24,276           23,111

Selling, general and administrative expenses             27,036           26,135

Professional fees and other charges                       2,653              635
                                                       --------         --------

     Loss from operations                                (5,413)          (3,659)

Interest expense                                            905              908
                                                       --------         --------
     Loss before income taxes                            (6,318)          (4,567)

Income tax benefit                                       (2,622)          (1,780)
                                                       --------         --------

     Net loss                                          $ (3,696)        $ (2,787)
                                                       ========         ========

Basic earnings per share:

     Net loss                                          $  (0.27)        $  (0.20)
                                                       ========         ========
     Weighted average common shares and common
     share equivalents                                   13,930           14,206
                                                       ========         ========
Diluted earnings per share:

     Net loss                                          $  (0.27)        $  (0.20)
                                                       ========         ========
     Weighted average common shares and common
     share equivalents                                   13,930           14,206
                                                       ========         ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2004, January 31, 2004 and April 30, 2003
                  (unaudited, in thousands, except share data)

                                                          April 30, 2004   January 31, 2004   April 30, 2003
                                                          --------------   ----------------   --------------
      ASSETS
Current Assets:
  Cash                                                      $   1,432         $   1,901          $   1,302
  Accounts receivable, net                                      1,078             2,544                719
  Merchandise inventories                                     197,990           206,146            205,020
  Current income tax benefit                                    4,591             2,294              2,251
  Other current assets                                            837               875              2,281
  Deferred financing costs                                        278               261                510
  Deferred income taxes, net                                    5,791             5,712              2,638
                                                            ---------         ---------          ---------
           Total current assets                               211,997           219,733            214,721

Property and equipment, net                                    60,032            60,948             63,655
Goodwill, net                                                   5,662             5,662              5,662
Deferred financing costs                                          690               654                161
                                                            ---------         ---------          ---------
           Total assets                                     $ 278,381         $ 286,997          $ 284,199
                                                            =========         =========          =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolver loan                                             $ 104,849         $  80,340          $  88,559
  Current portion of long-term debt                               640               640              3,000
  Accounts payable                                             32,289            60,538             49,088
  Customer deposits                                             3,587             3,601              3,635
  Accrued payroll                                               4,542             4,457              4,583
  Other accrued expenses                                       23,471            24,479             12,581
                                                            ---------         ---------          ---------
           Total current liabilities                          169,378           174,055            161,446

  Subordinated debt                                                --                --                640
  Deferred income taxes, net                                    3,352             3,639              3,753
  Other long-term liabilities                                   3,534             3,535              3,216
                                                            ---------         ---------          ---------
           Total liabilities                                  176,264           181,229            169,055

Commitments and contingencies

Stockholders' equity:
  Common stock                                                     18                18                 18
  Class B common stock                                             --                --                 --
  Additional paid-in capital                                  106,122           106,091            105,755
  Retained earnings                                            35,615            39,311             45,238

  Treasury stock, at cost (4,119,010;
  4,134,143 and 3,817,742 shares,
  respectively)                                               (39,638)          (39,652)           (35,867)
                                                            ---------         ---------          ---------
           Total stockholders' equity, net                    102,117           105,768            115,144
                                                            ---------         ---------          ---------
           Total liabilities and
           stockholders' equity                             $ 278,381         $ 286,997          $ 284,199
                                                            =========         =========          =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2004 and 2003
                            (unaudited, in thousands)

                                                                Three months ended
                                                          -------------------------------
                                                          April 30, 2004   April 30, 2003
                                                          --------------   --------------
Cash flows from operating activities:
   Net loss                                                 $  (3,696)       $  (2,787)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                                3,142            2,919
   Loss on disposition of assets                                  138               18
   Deferred compensation expense                                   25               --
   Changes in assets and liabilities:
           Decrease in accounts receivable, net                 1,466              902
           Decrease (increase) in merchandise
              inventories                                       8,156           (8,326)
           Decrease (increase) in other current
              assets                                               38             (811)
           (Increase) in current income tax benefit            (2,297)          (2,251)
           (Decrease) increase in deferred income                (366)             135
              taxes, net
           (Decrease) increase in accounts payable            (28,709)          19,638
           (Decrease) in income taxes payable                      --           (3,303)
           (Decrease) increase in customer deposits               (14)             181
           Increase in accrued payroll                             85            1,301
           (Decrease) increase in accrued liabilities          (1,008)           1,201
           (Decrease) increase in other long-term
              liabilities                                          (1)              78
                                                            ---------        ---------
   Net cash (used in) provided by operating
      activities                                              (23,041)           8,895
Cash flows from investing activities:
   Capital expenditures                                        (2,297)          (4,831)
                                                            ---------        ---------
   Net cash (used in) investing activities                     (2,297)          (4,831)
Cash flows from financing activities:
   Borrowing on revolver loan                                 275,400          166,804
   Repayment of revolver loan                                (250,891)        (172,735)
   Outstanding checks increase                                    460            2,666
   Repayment of term loan                                          --           (1,500)
   Financing costs                                               (120)             (75)
   Proceeds from employee stock purchase plan                      14               30
   Proceeds from exercise of stock options                          6               --
                                                            ---------        ---------
   Net cash provided by (used in) financing
      activities                                               24,869           (4,810)
                                                            ---------        ---------
Net change in cash and cash equivalents                          (469)            (746)
Cash and cash equivalents at beginning of period                1,901            2,048
                                                            ---------        ---------
Cash and cash equivalents at end of period                  $   1,432        $   1,302
                                                            =========        =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.    DESCRIPTION OF OPERATIONS

      The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 385 stores as of April 30, 2004, located in 38 states, operating in regional or superregional shopping malls. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2004. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

Merchandise Inventories

      Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from merchandise vendors. Periodic credits or payments from merchandise vendors in the form of consignment buydowns, volume or other purchase discounts and other vendor consideration are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon analysis and estimates by the Company.

      To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. In prior years, certain vendors reimbursed the Company for certain co-op advertising costs that were incurred. In 2003, the Company changed the terms of its Vendor Trading Agreements to include a vendor allowance for advertising calculated as a percentage of net merchandise purchases. The Company earned $426,000 and $489,000 of vendor allowances for advertising for the first quarter of fiscal year 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

Legal Contingencies

      The Company is involved in certain legal matters and other claims including those discussed in Note 8 to the financial statements. As required by Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies", the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes. The accrual for these matters totaled $9.0 million at April 30, 2004.

      Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different than management's estimates related to these matters.

Advertising and Marketing Expense

      The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $1.8 million and $1.4 million for the first quarter of fiscal years 2004 and 2003, respectively.

      Direct-response advertising consists primarily of special offers, flyers and catalogs that include value off coupons for merchandise.

Income Taxes

      Due to the seasonal nature of the business, the Company tends to generate a significant portion of its income in the fourth quarter. While the 41.5% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2004 could vary significantly from that of the first quarter.

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

      The following table illustrates the effect on net income and earnings per share for the three months ended April 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                                          April 30, 2004   April 30, 2003
                                          --------------   --------------
Net loss, as reported                        $ (3,696)       $ (2,787)

Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method, net
   of related tax effects                         156             267
                                             --------        --------

Pro forma net loss                           $ (3,852)       $ (3,054)
                                             ========        ========

Earnings per share:
    Basic-as reported                        $  (0.27)       $  (0.20)
                                             ========        ========
    Basic-pro forma                          $  (0.28)       $  (0.21)
                                             ========        ========

    Diluted-as reported                      $  (0.27)       $  (0.20)
                                             ========        ========
    Diluted-pro forma                        $  (0.28)       $  (0.21)
                                             ========        ========

      For purposes of the pro forma net income and earnings per share calculation in accordance with SFAS 123, for each option granted during the three months ended April 30, 2004 and 2003, the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

                           April 30, 2004   April 30, 2003
                           --------------   --------------
Risk-free interest rate           3.3%               3.0%

Dividend yield                      0                  0

Option life                 5.5 years          5.5 years

Volatility                         58%                61%

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

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has purchased directors and officers liability insurance that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of April 30, 2004, however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.

3.    ACCOUNTS RECEIVABLE, NET

      As of April 30, 2004, January 31, 2004 and April 30, 2003, accounts receivable consisted of (in thousands):

                         April 30, 2004   January 31, 2004  April 30, 2003
                         --------------   ----------------  --------------
Accounts receivable         $ 1,616            $ 3,082         $ 1,366

Less: allowance for
   doubtful accounts           (538)              (538)           (647)
                            -------            -------         -------

Accounts receivable,
   net                      $ 1,078            $ 2,544         $   719
                            =======            =======         =======

4.    MERCHANDISE INVENTORIES

      As of April 30, 2004, January 31, 2004 and April 30, 2003, merchandising inventories consisted of (in thousands):

                   April 30, 2004  January 31, 2004  April 30, 2003
                   --------------  ----------------  --------------
Raw Materials         $  9,957         $  9,827         $  6,514
Finished Goods         188,033          196,319          198,506
                      --------         --------         --------
Inventory             $197,990         $206,146         $205,020
                      ========         ========         ========

      Raw materials consist primarily of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory were allowances for inventory shrink, scrap, and miscellaneous costs of $4,703,000; $3,731,000 and $2,507,000 as of April 30, 2004, January 31, 2004 and April 30, 2003,
respectively. As of April 30, 2004, January 31, 2004 and April 30, 2003, consignment inventories held by the Company that were not included in the balance sheets totaled $86,185,000; $91,635,000 and $72,991,000, respectively.

      Certain merchandise procurement, distribution and warehousing costs were allocated to inventory. As of April 30, 2004, January 31, 2004 and April 30, 2003, the amounts included in inventory were $3,537,000; $3,500,000 and $3,572,000, respectively.

5.    ACCOUNTS PAYABLE

      Accounts payable includes outstanding checks, which were $4,625,000; $4,166,000 and $9,178,000 as of April 30, 2004, January 31, 2004 and April 30,
2003, respectively.

6.    FINANCING ARRANGEMENTS

      Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement (as amended, the "Credit Agreement"), with certain members of its prior bank group to provide for a total facility of $125.0 million through July 28, 2007. Interest rates and the commitment fees charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly.

      Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense. As of April 30, 2004, the calculated revolver availability, pursuant to the Credit Agreement, was $120.8 million. The Company had $104.8 million of outstanding borrowings under the revolving loan facility as of April 30, 2004.

      The Company amended the Credit Agreement effective March 23, 2004 in order to, among other things, (i) add a reserve for customer deposits to the Borrowing Base (as defined in the Credit Agreement), (ii) add and amend certain financial covenants, including amending the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and adding a covenant to maintain a Net Worth (as defined in the Credit Agreement) of at least $90.0 million at January 31, 2005, (iii) cap the borrowings under the facility to a maximum of $85.0 million for at least thirty consecutive calendar days during the period December 15, 2004 through and including February 15, 2005, (iv) increase the interest rate at which LIBOR based borrowings are available under the Credit Agreement to LIBOR plus 2.5% through April 30, 2005, (v) set the Commitment Fee Rate (as defined in the Credit Agreement) at 0.5% through April 30, 2005, and (vi) set the Standby Letter of Credit Fee Rate (as defined in the Credit Agreement) at 2.0% through April 30, 2005.

      As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the Securities and Exchange Commission (the "SEC") investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million or does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement or any indictment of the

Company or any of the persons described above may constitute a default under the Credit Agreement.

      "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil litigation settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation, and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation, (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors litigation.

      At this time, the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

      Subject to the contingencies identified in Note 8 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that based on our current financial plan the cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program, seasonal working capital needs and liabilities that may arise with respect to the Capital Factors related matters and the investigations of the United States Attorney's Office and the SEC. Additionally, the Company intends to vigorously contest the putative class action complaints described in
Note 8 and exercise all of its available rights and remedies. Given that these class action cases are in their early stages, and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. It cannot be determined at this stage whether these claims will be resolved in the fiscal year ending January 31, 2005.

      If the Company were to trigger an event of default pursuant to the March 22, 2004 letter agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

      The Company expects professional fees to be higher during the second and third quarters of fiscal 2004 as compared to the prior year periods primarily due to the matters discussed in Note 8 to the financial statements. These higher fees will continue to negatively impact earnings and cash flow.

Revolver Loan

      The revolving loan facility under the Credit Agreement is available up to a maximum of $125.0 million, including amounts consigned under the gold consignment facility, and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivables. Availability under the revolver is based on amounts outstanding thereunder, including the value of consigned gold, if any, which fluctuates based on gold prices. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

      The interest rates for borrowings under the Credit Agreement are, at the Company's option, based on LIBOR rates or the United States banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for LIBOR borrowings.

Term Loan

      In connection with the Credit Agreement, the Company paid the term loan outstanding under the prior credit agreement, totaling $4.5 million during fiscal 2003. Interest rates for these borrowings were, at the Company's option, based on LIBOR rates or the United States banks' prime rate. Interest was payable monthly for prime borrowings and upon maturity for LIBOR borrowings. Interest rates and the commitment fee charged on the unused facility float based on the Company's quarterly financial performance.

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

      The Company accounts for gold consignment transactions as a reduction in its inventories, as it transfers title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the gold consignment agreement require the Company to deliver the specified quantities of consigned gold back to the third party financial institution at the end of the facility (which currently expires in 2007). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can elect to purchase the consigned quantities at the current market price for gold on that date. The Company currently has no gold consignment obligations to the banks under the Credit Agreement.

7.    DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

      The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations at April 30, 2004 and 2003.

                                                Three months ended
                                          April 30, 2004   April 30, 2003
                                          --------------   --------------
                                                  (in thousands)
Net loss                                     $ (3,696)        $(2,787)

Weighted average shares for basic EPS          13,930          14,206

Incremental shares upon conversions:
Stock options                                     ---             ---

Weighted average shares for diluted EPS        13,930          14,206

      Stock options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2004 and 2003, were 2,285,767 and 2,433,660 respectively, due to their antidilutive effect on the calculations.

8.    COMMITMENTS AND CONTINGENCIES

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

      In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that the Company owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount is included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims. In addition, Ultimo, Inc. ("Ultimo"), a jewelry supplier, is a defendant in the International action and in the interpleader action. Ultimo provided certain items of jewelry to the Company on a consignment basis and asserts that: (1) the Company has sold approximately $450,000 worth of such items, the proceeds of which it claims remain in the Company's possession; and
(2) the Company continues to possess approximately $1,780,000 worth of its consignment goods. Ultimo asserts that it should receive these consignment proceeds and goods. Capital Factors and International also have asserted claims to these proceeds and goods. The Company plans to place the remaining consignment goods into escrow, and the New York State Supreme Court has announced that it will hold a hearing as early as June 2004 to determine the proper distribution of these consignment goods. The consignment proceeds and the amount of accounts payable due already have been placed in the Company's outside counsel's escrow account pending court determination of the proper recipient. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities or that have been placed in the Company's outside counsel's escrow account.

      In these consolidated Capital Factors actions, document discovery has begun and certain depositions have been taken. In addition, the Company has filed motions to dismiss both the Capital Factors and International/Astra complaints. The motions are currently pending before the court.

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

      In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. For the fourth quarter of the fiscal year ended January 31, 2004, the Company recorded a litigation accrual of $8.6 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. As previously disclosed in a press release furnished to the SEC under cover of a Current Report on Form 8-K dated May 27, 2004, for the first quarter of fiscal year 2004, the Company recorded an additional accrual in the amount of $350,000 with respect to these matters in light of ongoing settlement discussions. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in excess of the amount recorded could occur and these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations.

      As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million, or does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement or any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

      "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding, however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation and (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors litigation.

      At this time the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

      On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1007, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

      On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107 consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters action, and dismissed the Radigan and Pfeiffer actions as separate actions. On April 14, 2004, the court granted the plaintiffs up to 60 days to file an amended consolidated complaint. The Court also designated the Greater Pennsylvania Carpenters Pension Fund as the lead plaintiff in the action and designated Greater Pennsylvania's counsel as lead counsel.

      On June 10, 2004, a putative class action complaint captioned Joshua Kaplan, et al., v. Whitehall Jewellers, Inc. et al., Case No. 04 C 3971, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers, charging violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and alleging that the Company and its officers made false and misleading statements and falsely accounted for revenue, accounts payable, inventory, and vendor allowances during the putative class period of November 19, 2001 to December 10, 2003. The factual allegations of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

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

      On January 16, 2004, the Company was named as a defendant in a copyright infringement lawsuit filed in the United States District Court for the District of Minnesota by Janel Russell Designs, Inc. ("Janel Russell Designs"). Janel Russell Designs asserts that the Company is infringing its copyright in a jewelry design by selling infringing merchandise. Janel Russell Designs seeks unquantified damages. Two of the allegedly infringing pieces are supplied to the Company by Samuel Aaron Inc. and one is supplied by Princess Pride Creations. Each of the suppliers has also been sued by Janel Russell Designs in separate lawsuits. Pursuant to language in certain Vendor Trading Agreements the Company entered into with each supplier, the Company tendered the defense of the cases to Samuel Aaron and Princess Pride and demanded indemnification. Both vendors have agreed to defend and indemnify the Company. The Company filed its answer on March 3, 2004.

      The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on our results of operations or financial condition.

      The Company leases the premises for its office facilities and all of its retail stores, and certain office and computer equipment generally under non-cancelable agreements for periods up to 13 years. Most leases require the payment of taxes, insurance and maintenance costs. Future minimum rentals under non-cancelable operating leases as of April 30, 2004 are as follows:

Years ending April 30 (in thousands)     Amount
------------------------------------   ---------
2005                                   $  29,797
2006                                      28,704
2007                                      27,128
2008                                      25,103
2009                                      21,723
Thereafter                                49,749
                                       ---------
Total future minimum rent obligations  $ 182,204
                                       ---------

         The future minimum rentals under non-cancelable operating leases information presented at January 31, 2004 has been revised as follows:

Years ending January 31 (in thousands)   Amount
-------------------------------------- ---------
2005                                   $  29,934
2006                                      29,114
2007                                      27,518
2008                                      25,918
2009                                      22,672
Thereafter                                54,468
                                       ---------
Total future minimum rent obligations  $ 189,624
                                       ---------

9.    RELATED PARTY TRANSACTIONS

      In the past, the Company provided certain office services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company or other companies, from time to time, which own and operate primarily mall-based snack food stores, and in which Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin own a 52% equity interest. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Company's Board of Directors. For these services, Double P Corporation paid the Company $700 per month. Effective February 1, 2004, the Company no longer provides these services. Matthew Patinkin previously served as a director of Double P Corporation and one of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spend a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company. Such services are provided in accordance with the Company's Code of Conduct. In the case of Hugh Patinkin and John Desjardins, these services are performed solely in their capacities as shareholders of Double P Corporation. In the case of Matthew Patinkin, these services are performed in his capacity as a shareholder of Double P Corporation and were previously performed in his capacities as a director and a shareholder of Double P Corporation. Messrs. Hugh Patinkin and John Desjardins receive no remuneration for these services other than reimbursement of expenses incurred. Matthew Patinkin receives no remuneration for these services other than the fee he previously received for his services as a director of Double P Corporation. In several cases, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord ("Simultaneous Negotiations") to reach agreements for their separate locations. Since the Company's initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company's outside directors. The Company had conducted such negotiations in less than ten situations since the Company's initial public offering in 1996. The Company's current policy is that it will no longer enter into such Simultaneous Negotiations.

      The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company's senior level employees.

      The Company operates a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. During the first quarter of fiscal 2004, no such purchases were made under this program as compared to $26,000 of such purchases in the first quarter of fiscal 2003.

10.   RECLASSIFICATIONS

      Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings or equity.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, including the notes thereto. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Forward-Looking Statements disclosure at the end of this section.

Results of Operations

Overview

      The Company is a leading national retailer of fine jewelry (based on number of stores) operating 385 stores in 38 states as of April 30, 2004. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches, an approach oriented toward the Company's target customer base, middle to upper-middle income men and women over 25 years of age. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions affecting disposable consumer income. During the first quarter of fiscal 2004, increased sales from certain sales focused programs, a strong Valentine's holiday performance, and an improvement in general economic conditions and consumer confidence resulted in higher comparable store sales than in the year-ago period.

      The Company reported a net loss of $3.7 million for the first quarter of fiscal 2004, as compared to a net loss of $2.8 million for first quarter of fiscal 2003. The increase in the Company's first quarter net loss is due in part to an increase in professional fees and other charges incurred primarily in connection with the consolidated Capital Factors actions and the related investigations by the United States Attorney and the Securities and Exchange Commission (the "SEC"), as described in Note 8 to the financial statements. For the fourth quarter of the fiscal year ended January 31, 2004, the Company accrued a litigation reserve of $8.6 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. Since that time, the Company has engaged in additional settlement negotiations relating to these matters. In light of developments in these discussions, the Company has recorded an additional accrual in the quarter ended April 30, 2004 in the amount of $350,000. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions, or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations.

      The Company's business is highly seasonal. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of certain holidays and Company-initiated special events; changes in the Company's merchandise; marketing or credit programs; general economic, industry, weather conditions and disastrous national events that affect consumer spending as well as pricing, merchandising, marketing, credit and other programs of competitors.

Results of Operations

      The following table sets forth for the periods indicated certain information derived from the unaudited statements of operations of the Company expressed as a percentage of net sales for such periods.

                                                      Three months ended
                                               -------------------------------
                                               April 30, 2004   April 30, 2003
                                               --------------   --------------
Percentage of net sales

Net sales                                          100.0%           100.0%
Cost of sales (including buying and
    occupancy expenses)                             66.8             66.6
                                                   -----            -----
  Gross profit                                      33.2             33.4
Selling, general and administrative expenses        37.0             37.8
Professional fees and other charges                  3.6              0.9
                                                   -----            -----
  Loss from operations                              (7.4)            (5.3)
Interest expense                                     1.2              1.3
                                                   -----            -----
  Loss before income taxes                          (8.6)            (6.6)
Income tax benefit                                  (3.6)            (2.6)
                                                   -----            -----
  Net loss                                          (5.0%)           (4.0%)
                                                   -----            -----

Net Sales

      Net sales for the first quarter of fiscal 2004 increased $3.9 million, or 5.6%, to $73.0 million from $69.1 million in the first quarter of fiscal 2003. New store sales accounted for an increase in sales of $2.6 million. Comparable store sales increased $2.2 million, or 3.3%, in the first quarter of fiscal 2004 from the first quarter of fiscal 2003. Additionally, sales were $0.3 million higher due to changes in sales returns and allowances. These increases were partially offset by a sales decrease of $1.2 million related to closed stores. The improvement in comparable store sales was due in part to increased sales generated from certain sales focused initiatives, a strong 2004 Valentine's holiday sales performance, and an improvement in general economic conditions and consumer confidence as compared to the prior year period. The total number of merchandise units sold increased by approximately 4.1% in the first quarter of fiscal 2004 from the first quarter of fiscal 2003, while the average price per merchandise sale increased to $278 in the first quarter of fiscal 2004 from $277 in the first quarter of fiscal 2003. Credit sales as a percentage of net sales decreased to 39.6% in the first quarter of fiscal 2004 compared to 40.5% in the first quarter of fiscal 2003. The Company opened 5 new stores in the first quarter of fiscal 2004, and on April 30, 2004 operated 385 stores, the same number of stores as on April 30, 2003.

Gross Profit

      Gross profit increased $1.2 million, or 5.0%, to $24.3 million from $23.1 million in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Gross profit as a percentage of sales decreased to 33.2% in the first quarter of fiscal 2004 compared to 33.4% in the first quarter of fiscal 2003. Merchandise gross margins improved by approximately 110 basis points as a result of tighter control over discounting, particularly in the diamond category; price increases on numerous items implemented during March, motivated by higher raw material prices; and margin improvements on certain promotional items. These margin improvements were more than offset by an increase in inventory reserves for damaged inventory, lower vendor discounts and allowances recognized and higher amount of procurement costs included in cost of sales compared to the same period in the prior year. Total procurement costs have remained consistent with prior periods, however, the level of procurement activity has decreased.

Expenses

      Selling, general and administrative expenses, excluding professional fees and other charges, increased $0.9 million, or 3.4%, to $27.0 million from $26.1 million in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Selling, general and administrative expense as a percent of sales decreased to 37.0% versus 37.8% in first quarter 2003. The dollar increase primarily related to higher personnel expense ($0.6 million), higher advertising expense ($0.4 million) and higher other expense ($0.1 million) which were partially offset by lower credit expense ($0.1 million). The increase in personnel expense is attributable to higher salary and wage rates and the addition of support office positions. The increase in other expense is primarily due to an increase in insurance expense. Advertising expense increased due to timing of certain promotional expenses.

      Professional fees and other charges increased by $2.1 million to a total of $2.7 million in the first quarter of fiscal 2004 from $0.6 million in the prior year period, primarily associated with the consolidated Capital Factors actions and the related United States Attorney and SEC investigations as described in Note 8 of the financial statements. In light of developments in the ongoing settlement discussions, the Company has accrued an additional reserve of $350,000 during the first quarter of fiscal 2004.

Loss from Operations

      As a result of the factors discussed above, loss from operations was $5.4 million in the first quarter of fiscal 2004 compared to a loss of $3.7 million in the first quarter of fiscal 2003. As a percentage of net sales, loss from operations was 7.4% in the first quarter of fiscal 2004 as compared to 5.3% in the prior year period.

Interest Expense

      Interest expense remained relatively unchanged at $0.9 million in both the first quarter of fiscal 2004 and 2003. In fiscal 2004, higher average loan revolver borrowings and higher interest rates were offset by a reduction in the amortization of deferred financing costs and the elimination of the term loan interest in connection with the new loan facility.

Income Tax Benefit

      Income tax benefit of $2.6 million in the first quarter of 2004 compared to an income tax benefit of $1.8 million in the first quarter of 2003, reflects an expected annual effective tax rate of 41.5% for fiscal 2004. While the 41.5% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2004 could vary significantly from that of the first quarter. The Company's annual effective tax rate was 35.8% for fiscal 2003.

Liquidity and Capital Resources

      The Company's cash requirements consist principally of funding inventory at existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated July 29, 2003 (the "Credit Agreement"), as amended effective March 23, 2004. The Company had $104.8 million of outstanding borrowings under the revolving loan facility as of April 30, 2004.

      The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of April 30, 2004, the maximum availability under the credit facility was $120.8 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

      The Company's cash flow used in operating activities was $23.0 million in the first quarter of 2004 compared to $8.9 million provided by operating activities in the first quarter of fiscal 2003. Depreciation and amortization ($3.1 million) and decreases in merchandise inventories ($8.2 million) and accounts receivables ($1.5 million), were partially offset by decreases in accounts payable ($28.7 million) and accrued liabilities ($1.0 million) and an increase in current income taxes benefit ($2.3 million) and loss from operations ($3.7 million). The decrease in merchandise inventories is due in part to the introduction of a number of programs implemented by the Company during the first quarter of fiscal 2004 focused on reducing less productive inventory. The decrease in accounts payable is primarily attributable to the payment of merchandise inventory invoices from the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

      Cash generated by financing activities included revolver borrowings ($24.5 million) and an increase in outstanding checks ($0.5 million). The Company utilized cash in the first quarter of 2004 to fund capital expenditures of $2.3 million, primarily related to the opening of 5 new stores in the first quarter of 2004.

      The Company amended the Credit Agreement effective March 23, 2004 in order to, among other things, (i) add a reserve for customer deposits to the Borrowing Base (as defined in the Credit Agreement), (ii) add and amend certain financial covenants, including amending the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and adding a covenant to maintain a Net Worth (as defined in the Credit Agreement) of at least $90.0 million at January 31, 2005, (iii) cap the borrowings under the facility to a maximum of $85.0 million for at least thirty consecutive calendar days during the period December 15, 2004 through and including February 15, 2005, (iv) increase the interest rate at which LIBOR based borrowings are available under the Credit Agreement to LIBOR plus 2.5% through April 30, 2005, (v) set the Commitment Fee Rate (as defined in the Credit Agreement) at 0.5% through April 30, 2005, and (vi) set the Standby Letter of Credit Fee Rate (as defined in the Credit Agreement) at 2.0% through April 30, 2005.

      As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million, or does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement or any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

      "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding, however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation, (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors litigation.

      At this time the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

      Subject to the contingencies identified in Note 8 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that based on our current financial plan the cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program, seasonal working capital needs and liabilities that may arise with respect to the Capital Factors related matters and the investigations of the United States Attorney's Office and the SEC. Additionally, the Company intends to vigorously contest the putative class action complaints and exercise all of its available rights and remedies. Given that these class action cases are in their early stages, and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. It cannot be determined at this stage whether these claims will be resolved in the fiscal year ending January 31, 2005.

      If the Company were to trigger an event of default pursuant to the March 22, 2004 letter agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

      Management expects that cash flow from operating activities and funds available under its revolving credit facility should be sufficient to support the Company's current new store expansion program and seasonal working capital needs for the foreseeable future.

Contractual Obligations

      The following summarizes the Company's contractual obligations at April 30, 2004:

                                         PAYMENTS DUE BY PERIOD
                   -------------------------------------------------------
                               Less than    1 - 3      4 - 5     More than
(in thousands)       Total      1 year      Years      Years      5 years
--------------       -----      ------      -----      -----      -------
Revolver             $104,849   $     --   $     --   $104,849   $      --
Accrued interest          144        144         --         --          --
Subordinated debt         640        640         --         --          --

Operating leases      182,204     29,797     80,935     39,557      31,915
                     --------   --------   --------   --------   ---------
Total contractual
   obligations       $287,837   $ 30,581   $ 80,935   $144,406   $  31,915
                     --------   --------   --------   --------   ---------

      In the normal course of business, the Company issues purchase orders to vendors for purchase of merchandise inventories. The outstanding amount of these purchase orders is not included in the above table, as the purchase orders may be cancelled at the option of the Company without penalty.

Gold Price Risk

      The Company does not hedge gold price changes. Current increases in gold prices have had and may have a future negative impact on gross margin to the extent sales prices for such items do not increase commensurately.

Diamond Price Risk

      Recent increases in diamond prices may have a future negative impact on gross margin to the extent that sales prices for such items do not increase commensurately.

Inflation

      The Company believes that inflation generally has not had a material effect on the results of its operations. There is no assurance, however, that inflation will not materially affect the Company in the future.

Critical Accounting Policies and Estimates

      The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K filing for the year ended January 31, 2004. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors.

      Due to the seasonal nature of the business, the Company tends to generate nearly all of its income in the fourth quarter. While the 41.5% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and the full year could vary significantly from that of the previous quarters.

      Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from vendors. Periodic credits or payments from merchandise vendors in the form of consignment buydowns, volume or other purchase discounts and other vendor considerations are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon analysis and estimates by the Company.

      To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to cost of sales unless evidence exists supporting an alternative classification. In prior years, certain vendors reimbursed the Company for certain co-op advertising costs that were incurred. In 2003, the Company changed the terms of its Vendor Trading Agreements to include a vendor allowance for advertising calculated as a percentage of net merchandise purchases. During the first quarter the Company earned $426,000 and $489,000 of vendor allowances for advertising for the first quarter of fiscal year 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

Transactions with Affiliates and Related Parties

      In the past, the Company provided certain office services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company or other companies, from time to time, which own and operate primarily mall-based snack food stores, and in which Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin own a 52% equity interest. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Company's Board of Directors. For these services, Double P Corporation paid the Company $700 per month. Effective February 1, 2004, the Company no longer provides these services. Matthew Patinkin previously served as a director of Double P Corporation and one of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spend a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company. Such services are provided in accordance with the Company's Code of Conduct. In the case of Hugh Patinkin and John Desjardins, these services are performed solely in their capacities as shareholders of Double P Corporation. In the case of Matthew Patinkin, these services are performed in his capacity as a shareholder of Double P Corporation and were previously performed in his capacities as a director and a shareholder of Double P Corporation. Messrs. Hugh Patinkin and John Desjardins receive no remuneration for these services other than reimbursement of expenses incurred. Matthew Patinkin receives no remuneration for these services other than the fee he previously received for his services as a director of Double P Corporation. In several cases, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord ("Simultaneous Negotiations") to reach agreements for their separate locations. Since the Company's initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company's outside directors. The Company had conducted such negotiations in less than ten situations since the Company's initial public offering in 1996. The Company's current policy is that it will no longer enter into such Simultaneous Negotiations.

      The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company's senior level employees.

      The Company operates a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. During the first quarter of fiscal 2004, no such purchases were made under this program as compared to $26,000 of such purchases in the first quarter of fiscal 2003.

Accounting for Guarantees

      In November 2002, the Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2004.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of April 30, 2004, however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

      The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit facility. The Company's private label credit card provider charges the Company varying discount rates for its customers' credit program purchases. These discount rates are sensitive to changes in interest rates. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

Gold Price Risk

      The Company does not hedge gold price changes. Current increases in gold prices have had and may have a future negative impact on gross margin to the extent sales prices do not increase commensurately.

Item 4. - Controls and Procedures

      The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that the Company owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount is included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims. In addition, Ultimo, Inc. ("Ultimo"), a jewelry supplier, is a defendant in the International action and in the interpleader action. Ultimo provided certain items of jewelry to the Company on a consignment basis and asserts that: (1) the Company has sold approximately $450,000 worth of such items, the proceeds of which it claims remain in the Company's possession; and
(2) the Company continues to possess approximately $1,780,000 worth of its consignment goods. Ultimo asserts that it should receive these consignment proceeds and goods. Capital Factors and International also have asserted claims to these proceeds and goods. The Company plans to place the remaining consignment goods into escrow, and the New York State Supreme Court has announced that it will hold a hearing as early as June 2004 to determine the proper distribution of these consignment goods. The consignment proceeds and the amount of the accounts payable due already have been placed in the Company's outside counsel's escrow account pending court determination of the proper recipient. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities or have been placed in the Company's outside counsel's escrow account.

      In these consolidated Capital Factors actions, document discovery has begun and certain depositions have been taken. In addition, the Company has filed motions to dismiss both the Capital Factors and International/Astra complaints. The motions are currently pending before the court.

      As previously disclosed, the United States Attorney for the Eastern District of New York is conducting a criminal investigation regarding matters that include those alleged in the consolidated Capital Factors actions. The Company, among others, is a subject of this criminal investigation and is cooperating fully with the United States Attorney.

      In addition, subsequent to the filing of the complaint by Capital Factors and as previously disclosed, the Securities and Exchange Commission (the "SEC") initiated an informal inquiry into matters that are the subject of the consolidated Capital Factors actions. On November 3, 2003, the Company received a subpoena issued by the SEC as a part of a formal investigation by the SEC with respect to the matters that are the subject of the consolidated Capital Factors actions. The Company produced documents to the SEC in response to the SEC's subpoena and information requests. The Company is cooperating fully with the SEC in connection with this formal investigation.

      In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. For the fourth quarter of the fiscal year ended January 31, 2004, the Company recorded a litigation accrual of $8.6 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. As previously disclosed in a press release furnished to the SEC under cover of a Current Report on Form 8-K dated May 27, 2004, for the first quarter of fiscal year 2004, the Company recorded an additional accrual in the amount of $350,000 with respect to these matters in light of ongoing settlement discussions. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in excess of the amount recorded could occur and these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations.

      As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million, or does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement or any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

      "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding, however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation and (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors litigation.

      At this time the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

      On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1007, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

      On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107 consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters action, and dismissed the Radigan and Pfeiffer actions as separate actions. On April 14, 2004, the court granted the plaintiffs up to 60 days to file an amended consolidated complaint. The Court also designated the Greater Pennsylvania Carpenters Pension Fund as the lead plaintiff in the action and designated Greater Pennsylvania's counsel as lead counsel.

      On June 10, 2004, a putative class action complaint captioned Joshua Kaplan, et al., v. Whitehall Jewellers, Inc. et al., Case No. 04 C 3971, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers, charging violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and alleging that the Company and its officers made false and misleading statements and falsely accounted for revenue, accounts payable, inventory, and vendor allowances during the putative class period of November 19, 2001 to December 10, 2003. The factual allegations of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

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

      On January 16, 2004, the Company was named as a defendant in a copyright infringement lawsuit filed in the United States District Court for the District of Minnesota by Janel Russell Designs, Inc. ("Janel Russell Designs"). Janel Russell Designs asserts that the Company is infringing its copyright in a jewelry design by selling infringing merchandise. Janel Russell Designs seeks unquantified damages. Two of the allegedly infringing pieces are supplied to the Company by Samuel Aaron Inc. and one is supplied by Princess Pride Creations. Each of the suppliers has also been sued by Janel Russell Designs in separate lawsuits. Pursuant to language in certain Vendor Trading Agreements the Company entered into with each supplier, the Company tendered the defense of the cases to Samuel Aaron and Princess Pride and demanded indemnification. Both vendors have agreed to defend and indemnify the Company. The Company filed its answer on March 3, 2004.

      The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on our results of operations or financial condition.

Item 5. Forward Looking Statements

This release contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this release, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this release with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers, Inc. undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this release: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors; (3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business; (6) the extent and success of our marketing and promotional programs; (7) personnel costs and the extent to which we are able to retain and attract key personnel; (8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices; (15) developments relating to the consolidated Capital Factors actions and the related Securities and Exchange Commission (the "SEC") and U.S. Attorney's office investigations, and shareholder and other civil litigation including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (16) regulation affecting the industry generally, including regulation of marketing practices; (17) the successful integration of acquired locations and assets into our existing operations; and (18) the risk factors identified from time to time in our filings with the SEC.

Item 6. - Exhibits and Reports on Form 8-K

      (a) Exhibits

      (b) Reports on Form 8-K

      On February 13, 2004, the Company filed a Current Report on Form 8-K with the SEC to file a press release regarding a securities fraud action filed against it and certain of its officers in the U.S. District Court for the Northern District of Illinois on February 12, 2004.

      On March 23, 2004, the Company filed a Current Report on Form 8-K with the SEC to file a letter agreement and an amendment with respect to its Credit Agreement and to furnish a press release regarding financial results for the fourth quarter ended January 31, 2004.

Exhibit No.                                Description
-----------                                -----------
10.1              Employment Agreement dated June 1, 2004 between the Company and Debbie Nicodemus-Volker

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

32.2              Certification of the Chief Financial Officer pursuant to 18
                  United States Code Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WHITEHALL JEWELLERS, INC.
                                           (Registrant)

Date: June 14, 2004                  By:   /s/ John R. Desjardins
                                          -------------------------
                                          John R. Desjardins
                                          Executive Vice President;
                                          Chief Financial Officer and Treasurer
                                          (Duly authorized officer and principal
                                `         financial officer)