Form 10-Q
period 2004-07-31
WHITEHALL JEWELLERS INC
filed 2004-09-10
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2004

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

         The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of September 7, 2004 was 13,942,185 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of September 7, 2004 was 142.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2004 and 2003
                (unaudited, in thousands, except per share data)

                                                         Three months ended                   Six months ended
                                                      July 31,         July 31,          July 31,          July 31,
                                                        2004             2003              2004              2003
                                                     ----------        ---------         ---------         ---------
Net sales                                            $  72,284         $  72,732         $ 145,312         $ 141,881

Cost of sales (including buying and occupancy
expenses)                                               48,220            48,540            96,971            94,578
                                                     ---------         ---------         ---------         ---------
Gross profit                                            24,064            24,192            48,341            47,303

Selling, general and
    administrative expenses                             26,972            26,509            54,007            52,644
Professional fees and other
    charges                                              1,644               714             4,298             1,349
                                                     ---------         ---------         ---------         ---------
Loss from operations                                    (4,552)           (3,031)           (9,964)           (6,690)

Interest expense                                         1,094             1,564             2,000             2,472
                                                     ---------         ---------         ---------         ---------
Loss before income taxes                                (5,646)           (4,595)          (11,964)           (9,162)

Income tax benefit                                      (2,463)           (1,792)           (5,085)           (3,572)
                                                     ---------         ---------         ---------         ---------
Net loss                                             $  (3,183)        $  (2,803)        $  (6,879)        $  (5,590)
                                                     =========         =========         =========         =========


Basic earnings per share:

Net loss                                             $   (0.23)        $   (0.20)        $   (0.49)        $   (0.39)
                                                     =========         =========         =========         =========
Weighted average common share and common
share equivalents                                       13,947            14,215            13,937            14,210
                                                     =========         =========         =========         =========

Diluted earnings per share:

Net loss                                             $   (0.23)        $   (0.20)        $   (0.49)        $   (0.39)
                                                     =========         =========         =========         =========
Weighted average common share and common
share equivalents                                       13,947            14,215            13,937            14,210
                                                     =========         =========         =========         =========


    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
             As of July 31, 2004, January 31, 2004 and July 31, 2003
                  (unaudited, in thousands, except share data)

                                                               July 31,         January 31,        July 31,
                                                                 2004              2004              2003
                                                              ----------        -----------        ---------
               ASSETS
Current Assets:
      Cash                                                     $   1,433         $   1,901         $   1,399
      Accounts receivable, net                                     2,295             2,544               333
      Merchandise inventories                                    199,241           206,146           204,926
      Other current assets                                           797               875             2,127
      Current income tax benefit                                   4,255             2,294             4,435
      Deferred financing costs                                       301               261               261
      Deferred income taxes, net                                   6,273             5,712             2,522
                                                               ---------         ---------         ---------
           Total current assets                                  214,595           219,733           216,003

Property and equipment, net                                       57,750            60,948            63,709
Goodwill, net                                                      5,662             5,662             5,662
Deferred financing costs                                             603               654               781
                                                               ---------         ---------         ---------
           Total assets                                        $ 278,610         $ 286,997         $ 286,155
                                                               =========         =========         =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Revolver loan                                            $  97,496         $  80,340         $  86,375
      Current portion of long-term debt                              640               640                --
      Accounts payable                                            42,559            60,538            61,078
      Customer deposits                                            3,047             3,601             3,355
      Accrued payroll                                              3,474             4,457             3,036
      Other accrued expenses                                      25,828            24,479            12,023
                                                               ---------         ---------         ---------
           Total current liabilities                             173,044           174,055           165,867

Subordinated debt                                                     --                --               640
Deferred income taxes, net                                         2,990             3,639             3,879
Other long-term liabilities                                        3,589             3,535             3,338
                                                               ---------         ---------         ---------
           Total liabilities                                     179,623           181,229           173,724
                                                               ---------         ---------         ---------

Commitments and contingencies

Stockholders' equity:
      Common stock                                                    18                18                18
      Class B common stock                                            --                --                --
      Additional paid-in capital                                 106,162           106,091           105,830
      Retained earnings                                           32,432            39,311            42,435

      Treasury stock, at cost (4,117,172; 4,134,143 and
      3,815,900 shares, respectively)
                                                                 (39,625)          (39,652)          (35,852)
                                                               ---------         ---------         ---------
           Total stockholders' equity, net                        98,987           105,768           112,431
                                                               ---------         ---------         ---------
           Total liabilities and stockholders' equity
                                                               $ 278,610         $ 286,997         $ 286,155
                                                               =========         =========         =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2004 and 2003
                            (unaudited, in thousands)

                                                                         Six months ended
                                                                    ----------------------------
                                                                    July 31,          July 31,
                                                                      2004              2003
                                                                    ----------        ----------
Cash flows from operating activities:
    Net loss                                                        $  (6,879)        $  (5,590)
      Adjustments to reconcile net loss to net
         cash (used in) provided by operating
         activities:
    Depreciation and amortization                                       6,253             5,923
    Loss on disposition of assets                                         148               409
    Deferred compensation                                                  64                --
    Write-off of deferred loan cost                                        --               516
    Changes in assets and liabilities:
         Decrease in accounts receivable, net                             249             1,288
         Decrease (increase) in merchandise
           inventories                                                  6,905            (8,232)
         Decrease (increase) in other current assets                       78              (657)
         (Increase) in current income tax benefit                      (1,961)           (4,435)
         (Decrease) increase in deferred income
           taxes, net                                                  (1,210)              377
         (Decrease) in customer deposits                                 (554)              (99)
         (Decrease) increase in accounts payable                      (16,135)           23,382
         (Decrease) in accrued payroll                                   (983)             (246)
         (Decrease) in income taxes payable                                --            (3,303)
         Increase in accrued liabilities                                1,349               643
         Increase in other long-term liabilities                           54               200
                                                                    ---------         ---------

         Net cash (used in) provided by operating activities          (12,622)           10,176
Cash flows from investing activities:
         Capital expenditures                                          (3,060)           (8,125)
                                                                    ---------         ---------
         Net cash used in investing activities                         (3,060)           (8,125)
Cash flows from financing activities:
    Borrowing on revolver loan                                        536,257           363,810
    Repayment of revolver loan                                       (519,101)         (371,925)
    Repayment of term loan                                                 --            (4,500)
    Proceeds from exercise of stock options                                 7                75
    Proceeds under employee stock purchase plan                            27                45
    Financing costs                                                      (132)           (1,117)
    Increase(decrease) in outstanding checks, net                      (1,844)           10,912
                                                                    ---------         ---------
         Net cash provided by (used in) financing
           activities                                                  15,214            (2,700)
                                                                    ---------         ---------
         Net change in cash and cash equivalents                         (468)             (649)
Cash and cash equivalents at beginning of period                        1,901             2,048
                                                                    ---------         ---------
Cash and cash equivalents at end of period                          $   1,433         $   1,399
                                                                    =========         =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.       DESCRIPTION OF OPERATIONS

         The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 386 stores as of July 31, 2004, located in 38 states, operating in regional or superregional shopping malls. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

         The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2004. References in the following Notes to Financial Statements to years and quarters are references to fiscal years and fiscal quarters.

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

         To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force Issue ("EITF") No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. In prior years, certain vendors reimbursed the Company for certain co-op advertising costs that were incurred. In 2003, the Company changed the terms of its Vendor Trading Agreements to include a vendor allowance for advertising calculated as a percentage of net merchandise purchases. The Company earned $978,000 and $1,068,000 of vendor allowances for advertising for the first six months of fiscal years 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

Legal Contingencies

         The Company is involved in certain legal matters and other claims including those discussed in Note 8 to the financial statements. As required by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether such loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in the Company's legal matters when analyzing potential outcomes. The accrual for these matters totaled $9.5 million at July 31, 2004.

         Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different from management's estimates related to these matters.

Advertising and Marketing Expense

         The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $3.3 million and $2.9 million for the first six months of fiscal years 2004 and 2003, respectively.

         Direct-response advertising consists primarily of special offers, flyers and catalogs that include value off coupons for merchandise.

Income Taxes

         Due to the seasonal nature of its business, the Company tends to generate all or a significant majority of its income in the fourth quarter. The Company's current estimate of the effective income tax rate for fiscal year 2004 is 42.5%. To the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2004 could vary significantly from that of the first six months of fiscal year 2004.

Stock-Based Compensation

         The FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 as of January 31, 2003.

         The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.

         The following table illustrates the effect on net income and earnings per share for the three and six months ended July 31, 2004 and 2003 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                                            Three months ended                   Six months ended
                                         July 31,         July 31,          July 31,          July 31,
                                           2004             2003              2004              2003
                                        ---------------------------------------------------------------
                                                 (in thousands, except for per share amounts)
                                        ---------------------------------------------------------------
Net loss, as reported                   $  (3,183)        $ (2,803)        $  (6,879)        $  (5,590)

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method, net of related tax
effects                                       125              265               281               532
                                        ---------         --------         ---------         ---------
Pro forma net loss                      $  (3,308)        $ (3,068)        $  (7,160)        $  (6,122)
                                        =========         ========         =========         =========

Earnings per share:
    Basic-as reported                   $   (0.23)        $  (0.20)        $   (0.49)        $   (0.39)
                                        =========         ========         =========         =========
    Basic-pro forma                     $   (0.24)        $  (0.22)        $   (0.51)        $   (0.43)
                                        =========         ========         =========         =========

    Diluted-as reported                 $   (0.23)        $  (0.20)        $   (0.49)        $   (0.39)
                                        =========         --------         =========         =========
    Diluted-pro forma                   $   (0.24)        $  (0.22)        $   (0.51)        $   (0.43)
                                        =========         ========         =========         =========

         For purposes of the pro forma net income and earnings per share calculation in accordance with SFAS 123, for each option granted during the three months ended July 31, 2003 and six months ended July 31, 2004 and 2003 the fair value is estimated using the Black-Scholes option-pricing model. The Company did not grant options during the three months ended July 31, 2004. The assumptions used are as follows:

                    For the three months        For the six months ended
                     ended July 31, 2003    July 31, 2004     July 31, 2003
                    --------------------    --------------------------------
Risk-free interest
   rate                             3.0%             3.3%              3.0%
Dividend yield                        0                 0                0

Option life                    5.5 years        5.5 years         5.5 years

Volatility                           60%              58%               61%

Accounting for Guarantees

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the fiscal year ended January 31, 2003.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has purchased a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of July 31, 2004; however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.

3.       ACCOUNTS RECEIVABLE, NET

         As of July 31, 2004, January 31, 2004 and July 31, 2003, accounts receivable consisted of (in thousands):

                              July 31,        January 31,    July 31,
                                2004             2004          2003
                              --------        -----------    --------
Accounts receivable           $ 2,668         $ 3,082        $   805

Less: allowance for
    doubtful accounts            (373)           (538)          (472)
                              -------         -------        -------
Accounts receivable, net      $ 2,295         $ 2,544        $   333
                              =======         =======        =======


4.       MERCHANDISE INVENTORIES

         As of July 31, 2004, January 31, 2004 and July 31, 2003, merchandise inventories consisted of (in thousands):


                              July 31,        January 31,    July 31,
                                2004             2004          2003
                              --------        -----------    --------
Raw Materials                 $ 10,386         $  9,827      $ 11,171
Finished Goods                 188,855          196,319       193,755
                              --------         --------      --------
Merchandise Inventories       $199,241         $206,146      $204,926
                              ========         ========      ========

         Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory were allowances for inventory shrink, scrap, and miscellaneous costs of $4,872,000; $3,731,000; and $3,022,000 as of July 31, 2004, January 31, 2004 and July 31,
2003, respectively. As of July 31, 2004, January 31, 2004 and July 31, 2003, consignment inventories held by the Company that were not included in the balance sheets totaled $71,035,000; $91,635,000; and $76,777,000, respectively.

         Certain merchandise procurement, distribution and warehousing costs were allocated to inventory. As of July 31, 2004, January 31, 2004 and July 31, 2003, the amounts included in inventory were $3,520,000; $3,500,000 and $3,608,000, respectively.


5.       ACCOUNTS PAYABLE

         Accounts payable includes outstanding checks, which were $2,322,000, $4,166,000 and $17,424,000 as of July 31, 2004, January 31, 2004 and July 31,
2003, respectively.


6.       FINANCING ARRANGEMENTS

         Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Credit Agreement") with certain members of its prior bank group to provide for a total facility of up to $125.0 million through July 28, 2007. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly.

         Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense. As of July 31, 2004, the calculated revolver availability, pursuant to the Credit Agreement, was $121.9 million. The Company had $97.5 million of outstanding borrowings under the revolving loan facility as of July 31, 2004.

         The Company amended the Credit Agreement effective March 23, 2004 in order to, among other things, (i) add a reserve for customer deposits to the Borrowing Base (as defined in the Credit Agreement), (ii) add and amend certain financial covenants, including amending the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and adding a covenant to maintain a Net Worth (as defined in the Credit Agreement) of at least $90.0 million at January 31, 2005, (iii) cap the borrowings under the facility to a maximum of $85.0 million for at least thirty consecutive calendar days during the period from December 15, 2004 through and including February 15, 2005, (iv) increase the interest rate at which LIBOR based borrowings are available under the Credit Agreement to LIBOR plus 2.5% through April 30, 2005, (v) set the Commitment Fee Rate (as defined in the Credit Agreement) at 0.5% through April 30, 2005, and (vi) set the Standby Letter of Credit Fee Rate (as defined in the Credit Agreement) at 2.0% through April 30, 2005.

         As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the Securities and Exchange Commission (the "SEC") investigation and the United States Attorney's investigation, each as described in Note 8 have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million and does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement and any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

         "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil litigation settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation, and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation, (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors actions.

         At this time, the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

         Subject to the contingencies identified in Note 8 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that based on the Company's current financial plan the cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program, seasonal working capital needs and liabilities that may arise with respect to the consolidated Capital Factors actions and the investigations by the United States Attorney's Office and the SEC. The Company intends to contest vigorously the putative class action complaints and the shareholder derivative complaint described in Note 8 and exercise all of its available rights and remedies. Given that these class action cases and the shareholder derivative complaint are in their early stages, and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity. It cannot be determined at this stage whether the putative class action complaints or the shareholder derivative complaint will be resolved in the fiscal year ending January 31, 2005.

         If an event of default occurs pursuant to the March 22, 2004 letter agreement or otherwise, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

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

         The Company accounts for gold consignment transactions as a reduction in its inventories, because it transfers title to the gold to the financial institution. Similar to other consigned inventories in the possession of the Company (for which the Company bears risk of loss but does not possess title), the value of the inventory is not included in the assets of the Company. The terms of the gold consignment agreement require the Company to deliver the specified quantities of consigned gold back to the third party financial institution at the end of the facility (which currently expires in 2007). Physical delivery can be made from the Company's inventory or from gold acquired by the Company in the open market. As an alternative to physical delivery of these specific troy ounces of gold, the Company can elect to purchase the consigned quantities at the current market price for gold on that date. The Company currently has no gold consignment obligations to the banks under the Credit Agreement.

7.       DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

         The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations for the three and six months ended July 31, 2004 and 2003.

                                         Three months ended                Six Months Ended
                                    July 31, 2004   July 31, 2003   July 31, 2004     July 31, 2003
---------------------------------------------------------------------------------------------------
                                                          (in thousands)
Net loss                             $ (3,183)        $ (2,803)        $ (6,879)        $ (5,590)

Weighted average shares for
basic EPS                              13,947           14,215           13,937           14,210

Incremental shares upon
conversions:
Stock options                              --               --               --               --

Weighted average shares for
diluted EPS                            13,947           14,215           13,937           14,210

Stock options excluded from the
calculation of diluted earnings
per share due to
their antidilutive effect
on the calculations                     2,664            1,408            2,341            2,412


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

         In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that the Company owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount is included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims. In addition, Ultimo, Inc. ("Ultimo"), a jewelry supplier, is a defendant in the International action and in the interpleader action. Ultimo provided certain items of jewelry to the Company on a consignment basis and asserts that: (1) the Company has sold approximately $450,000 worth of such items, the proceeds of which it claims remain in the Company's possession; and
(2) the Company continues to possess approximately $1,780,000 worth of its consignment goods. Ultimo asserts that it should receive these consignment proceeds and goods. Capital Factors also has asserted claims to these proceeds and goods. The Company has segregated the remaining consignment goods from its inventory and has placed such goods into an off-site safe deposit box to hold them until such time as the New York State Supreme Court determines the proper distribution of these consignment goods. In addition to the Ultimo consignment goods discussed above, other consignment proceeds and the amount of accounts payable due already have been placed in the Company's outside counsel's escrow account pending court determination of the proper recipient. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities or that have been placed in the Company's outside counsel's escrow account.

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

         In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. For the fourth quarter of the fiscal year ended January 31, 2004 and the first quarter of fiscal year 2004, the Company recorded a total litigation accrual of $8.9 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. As previously disclosed in a press release furnished to the SEC under cover of a Current Report on Form 8-K dated August 26, 2004, for the second quarter of fiscal year 2004, the Company recorded an additional accrual in the amount of $310,000 with respect to these matters in light of ongoing settlement discussions. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in excess of the amount recorded could occur and these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations.

         As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million, and does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement and any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

         "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding, however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation and (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors actions.

         At this time the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

         On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

         On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004,

Whitehall filed a motion to dismiss the consolidated amended complaint, and briefing on the motion is expected to be completed by early October 2004.

         On June 15, 2004, a shareholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, et al., Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above. The plaintiff has agreed to the filing of a joint motion to stay the proceedings in this case pending the District Court's determination of the Defendants' motions to dismiss in the federal securities class actions. On September 8, 2004, the Court granted a stay motion without argument. The Court also set a status hearing for January 26, 2005.

         The Company intends to vigorously contest these putative class action complaints and the shareholder derivative complaint and exercise all of its available rights and remedies. Given that these cases are in their early stages, and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. It cannot be determined at this stage whether these claims will be resolved in the fiscal year ending January 31, 2005.

         On January 16, 2004, the Company was named as a defendant in a copyright infringement lawsuit filed in the United States District Court for the District of Minnesota by Janel Russell Designs, Inc. ("Janel Russell Designs"). Janel Russell Designs asserted that the Company infringed its copyright in a jewelry design by selling infringing merchandise. Two of the allegedly infringing pieces are supplied to the Company by Samuel Aaron Inc. and one is supplied by Princess Pride Creations. Each of the suppliers had also been sued by Janel Russell Designs in separate lawsuits. Pursuant to language in certain Vendor Trading Agreements the Company entered into with each supplier, the Company tendered the defense of the cases to Samuel Aaron and Princess Pride and demanded indemnification. Both vendors agreed to defend and indemnify the Company. The Company filed its answer on March 3, 2004. (See Note 11 Subsequent Event.)

         The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.

9.       RELATED PARTY TRANSACTIONS

         In the past, the Company provided certain office services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company or other companies, from time to time, which own and operate primarily mall-based snack food stores, and in which Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin own in the aggregate a 52% equity interest. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Company's Board of Directors. For these services, Double P Corporation paid the Company $700 per month. Effective February 1, 2004, the Company no longer provides these services. Matthew Patinkin previously served as a director of Double P Corporation and one of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spend a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company. Such services are provided in accordance with the Company's Code of Conduct. In the case of Hugh Patinkin and John Desjardins, these services are performed solely in their capacities as shareholders of Double P Corporation. In the case of Matthew Patinkin, these services are performed in his capacity as a shareholder of Double P Corporation and were previously performed in his capacities as a director and a shareholder of Double P Corporation. Messrs. Hugh Patinkin and John Desjardins receive no remuneration for these services other than reimbursement of expenses incurred. Matthew Patinkin receives no remuneration for these services other than the fee he previously received for his services as a director of Double P Corporation. In several cases, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord ("Simultaneous Negotiations") to reach agreements for their separate locations. Since the Company's initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company's outside directors. The Company had conducted such negotiations in less than ten situations since the Company's initial public offering in 1996. The Company's current policy is that it will no longer enter into such Simultaneous Negotiations.

         The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company's senior level employees.

         The Company operates a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. During the first six months of fiscal 2004, no such purchases were made under this program as compared to $127,000 of such purchases in the first six months of fiscal 2003.

10.      RECLASSIFICATIONS

Certain Balance Sheet amounts from prior periods were reclassified to conform to the current year presentation. These reclassifications had no impact on earnings or equity.


11.      SUBSEQUENT EVENT

         On or about August 2, 2004, the lawsuit filed by Janel Russell designs was settled and dismissed with prejudice. The Company was not required to make any payments in connection with the settlement.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, including the notes thereto. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements disclosure in Part II, Item 5 of this quarterly report.

Overview

         The Company is a leading national retailer of fine jewelry (based on number of stores) operating 386 stores in 38 states as of July 31, 2004. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. This merchandise selection is oriented toward the Company's target customer base, middle to upper-middle income men and women over 25 years of age. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions which affect disposable consumer income. During the first three months of fiscal 2004, increased sales from certain sales-focused programs, a strong Valentine's holiday performance and improvements in general economic conditions and consumer confidence resulted in higher comparable store sales than in comparison to the first three months of fiscal year 2003. However, for the first six months of fiscal year 2004, the sales increase experienced in the first quarter of fiscal year 2004 was partially offset by a decline in sales during the second quarter of fiscal year 2004 as compared to sales during the second quarter of fiscal year 2003. Overall, comparable store sales for the first six months of fiscal year 2004 increased 1.3% over the prior year period.

         The Company reported a net loss of $6.9 million for the first six months of fiscal 2004, as compared to a net loss of $5.6 million for first six months of fiscal 2003. The increase in the Company's net loss for the first six months of fiscal 2004 is due in part to an increase in professional fees and other charges incurred primarily in connection with the consolidated Capital Factors actions and the related investigations by the United States Attorney and the Securities and Exchange Commission (the "SEC"), as described in Note 8 to the financial statements. For the fourth quarter of the fiscal year ended January 31, 2004 and the first quarter of fiscal 2004, the Company accrued a total litigation reserve of $8.9 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. Since that time, the Company has engaged in additional settlement discussions relating to these matters. In light of developments in these discussions, the Company has recorded an additional accrual in the quarter ended July 31, 2004 in the amount of $310,000. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions, or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations.

         The Company's business is highly seasonal. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of certain holidays and Company-initiated special events; changes in the Company's merchandise; marketing or credit programs; general economic, industry, weather conditions and disastrous national events that affect consumer spending as well as pricing, merchandising, marketing, credit and other programs of competitors.

Results of Operations

     The following table sets forth for the periods indicated certain information derived from the unaudited statements of operations of the Company expressed as a percentage of net sales for such periods.

                                    Three months ended       Six months ended
--------------------------------------------------------------------------------
                                    July 31,   July 31,    July 31,     July 31,
Percentage of net sales               2004       2003        2004         2003
--------------------------------------------------------------------------------
Net sales                           100.0%      100.0%       100.0%      100.0%
Cost of sales (including buying
     and occupancy expenses)         66.7        66.7         66.7        66.7
--------------------------------------------------------------------------------
   Gross profit                      33.3        33.3         33.3        33.3
Selling, general and
     administrative expenses         37.3        36.4         37.2        37.1
Professional fees and other
     charges                          2.3         1.0          2.9         1.0
--------------------------------------------------------------------------------
   Loss from operations              (6.3)       (4.1)        (6.8)       (4.8)
Interest expense                      1.5         2.2         (1.4)       (1.7)
--------------------------------------------------------------------------------
   Loss before income taxes          (7.8)       (6.3)        (8.2)       (6.5)
Income tax benefit                   (3.4)       (2.5)        (3.5)       (2.5)
--------------------------------------------------------------------------------
   Net loss                          (4.4%)      (3.8%)       (4.7%)      (4.0%)
--------------------------------------------------------------------------------


Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003


NET SALES

         Net sales for the second quarter of fiscal 2004 decreased $0.4 million, or 0.6%, to $72.3 million from $72.7 million in the second quarter of fiscal 2003. Comparable store sales decreased $0.4 million, or 0.6%, in the second quarter of fiscal 2004 from the second quarter of fiscal 2003. Additionally, there was a sales decrease of $1.1 million related to closed stores. These decreases were partially offset by sales from new stores of $1.1 million. The total number of merchandise units sold decreased by approximately 6.7% in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 while the average price per merchandise sale increased to $302 in the second quarter of fiscal 2004 from $285 in the second quarter of fiscal 2003. Credit sales as a percentage of net sales increased to 43.6% in the second quarter of fiscal 2004 compared to 42.9% in the second quarter of fiscal 2003. The Company opened one new store in the second quarter of fiscal 2004, increasing the number of stores open to 386 as of July 31, 2004 compared to 383 as of July 31, 2003.

GROSS PROFIT


         Gross profit for the second quarter of fiscal 2004 decreased $0.1 million, or 0.5%, to $24.1 million from $24.2 million in the same period in fiscal 2003. Gross profit as a percentage of net sales was unchanged at 33.3% in both the second quarter of fiscal years 2004 and 2003. Merchandise gross margins declined by approximately 30 basis points, which was primarily driven by lower margins as a result of price reductions on certain merchandise, beginning in mid-July 2004 and an increase in reserves for certain damaged inventory. These declines were partially offset as a result of tighter control over discounting, particularly in the diamond category, and price increases on numerous items implemented during March 2004, motivated in part by higher raw material prices.

         The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second quarter of fiscal year 2004, the Company, led by its new Executive Vice President of Merchandise, reviewed its merchandise inventory presentation and determined that in addition to its existing clearance merchandise $47.0 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which will result in lower than historical margins on such merchandise. Sales of these items totaled approximately $5.2 million with an approximate cost of $3.1 million during the last three weeks of July 2004. The impact of these sales accounted for a margin decline of approximately 90 basis points during the second quarter of fiscal year 2004. In early September 2004, the Company took limited price reductions on approximately $17.0 million of merchandise in its existing clearance program. The price reductions taken on these items were significantly smaller than on the merchandise which was repriced in July 2004. The Company intends to focus its sales effort on the above described merchandise during the third quarter of fiscal year 2004 and in January 2005. Based on currently anticipated selling prices, the Company expects to achieve positive but lower than historical merchandise margins on such merchandise, which may negatively effect sales and gross margin. It is the Company's current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise during 2005 and, if appropriate, beyond, which will negatively impact margins on such merchandise.

EXPENSES

         Selling, general and administrative expenses, excluding professional fees and other charges, for the second quarter of fiscal 2004 increased $0.5 million, or 1.7%, to $27.0 million from $26.5 million in the second quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 37.3% in the second quarter of fiscal 2004 from 36.4% in the second quarter of fiscal 2003. The dollar increase was primarily related to higher personnel expense ($0.5 million) and higher credit expense ($0.1 million) which were partially offset by lower other expense ($0.1 million). The increase in personnel expense is primarily attributable to higher salary and wage rates, an increase in medical benefit costs and an increase in the number of stores.

         Professional fees and other charges increased by $0.9 million to a total of $1.6 million in the second quarter of fiscal 2004 from $0.7 million in the prior year period, primarily associated with the consolidated Capital Factors actions and the related United States Attorney and SEC investigations as described in Note 8 of the financial statements. In light of developments in the ongoing settlement discussions, the Company recorded an additional accrual of $310,000 during the second quarter of fiscal 2004. The Company also recorded an accrual of $250,000 in connection with a settlement of certain actions brought by former employees of the Company for employment related matters.

LOSS FROM OPERATIONS

         As a result of the factors discussed above, loss from operations was $4.6 million in the second quarter of fiscal 2004 compared to a loss of $3.0 million in the second quarter of fiscal 2003. As a percentage of net sales, loss from operations was 6.3% in the second quarter of fiscal 2004 compared to 4.1% in the second quarter of fiscal 2003.

INTEREST EXPENSE

         Interest expense decreased $0.5 million, or 30.1%, to $1.1 million in the second quarter of fiscal 2004 from $1.6 million in the second quarter of fiscal 2003. In second quarter of fiscal 2004, higher average revolver loan borrowings and higher interest rates were offset by lower amortization of deferred financing costs and the elimination of the term loan interest in connection with the new loan facility as well as the write-off of $516,000 of deferred financing fees related to the refinancing of the prior credit facility in the second quarter of fiscal 2003.

INCOME TAX BENEFIT

         Income tax benefit of $2.5 million in the second quarter of 2004 compared to an income tax benefit of $1.8 million in the second quarter of 2003 reflects an expected annual effective income tax rate of 42.5% for fiscal 2004. The Company's current estimate of the effective income tax rate for fiscal year 2004 is 42.5%. To the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2004 could vary significantly from that of the first six months of fiscal year 2004. The Company's annual effective income tax rate was 35.8% for fiscal 2003.

Six Months Ended July 31, 2004 Compared to Six Months Ended July 31, 2003

NET SALES

         Net sales for the six months ended July 31, 2004 increased $3.4 million, or 2.4%, to $145.3 million from $141.9 million in the six months ended July 31, 2003. Comparable store sales increased $1.8 million, or 1.3%, in the first six months of fiscal 2004 from the same period in fiscal 2003. New store sales accounted for an increase in sales of $3.7 million. Additionally, sales were $0.3 million higher due to changes in sales returns and allowances. These increases were partially offset by a sales decrease of $2.4 million primarily related to closed stores. The somewhat higher comparable store sales in the first six months of fiscal year 2004 in comparison to the first six months of fiscal year 2003 was due in part to increased sales generated from certain sales-focused initiatives, a strong Valentine's holiday sales performance and improvements in general economic conditions and improved consumer confidence experienced during the first quarter of fiscal year 2004 as compared to the prior year period. The total number of merchandise units sold decreased by approximately 1.4% in the first six months of fiscal 2004 from the first six months of fiscal 2003 while the average price per merchandise sale increased to $289 in the first six months of fiscal 2004 from $281 in the same period in fiscal year 2003. Credit sales as a percentage of net sales decreased slightly in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The Company opened six new stores in the first six months of fiscal 2004, increasing the number of stores open to 386 as of July 31, 2004 compared to 383 as of July 31, 2003.

GROSS PROFIT

         Gross profit for the first six months of fiscal 2004 increased $1.0 million, or 2.2%, to $48.3 million from $47.3 million compared to the same period in fiscal 2003. Gross profit as a percentage of sales was relatively unchanged at 33.3% in the first half of each of fiscal years 2004 and 2003. Merchandise gross margins improved by approximately 40 basis points as a result of tighter control over discounting, particularly in the diamond category, and price increases on numerous items implemented during March 2004, motivated in part by higher raw material prices. These margin improvements were partially offset in part by lower margins resulting from price reductions on certain merchandise beginning mid-July 2004 and an increase in reserves for certain damaged inventory.

         The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second quarter of fiscal year 2004, the Company, led by its new Executive Vice President of Merchandise, reviewed its merchandise inventory presentation and determined that in addition to its existing clearance merchandise $47.0 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which will result in lower than historical margins on such merchandise. Sales of these items totaled approximately $5.2 million with an approximate cost of $3.1 million during the last three weeks of July 2004. The impact of these sales accounted for a margin decline of approximately 50 basis points during the first six months of fiscal year 2004. In early September 2004 the Company took limited price reductions on approximately $17.0 million of merchandise in its existing clearance program. The price reductions taken on these items were significantly smaller than on the merchandise which was repriced in July 2004. The Company intends to focus its sales effort on the above described merchandise during the third quarter of fiscal year 2004 and in January 2005. Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical merchandise margins on such merchandise, which may negatively effect sales and gross margin. It is the Company's current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise during 2005 and, if appropriate, beyond, which will negatively impact margins on such merchandise.

EXPENSES

         Selling, general and administrative expenses, excluding professional fees and other charges, for the first six months of fiscal 2004 increased $1.4 million, or 2.6%, to $54.0 million from $52.6 million for the first six months of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased slightly to 37.2% in the first half of fiscal 2004 from 37.1% in the first half of fiscal 2003. The dollar increase was primarily related to higher personnel expense ($1.1 million) and higher advertising expense ($0.4 million), which were partially offset by lower other expense ($0.1 million). The increase in personnel expenses is primarily attributable to higher salary and wage rates, an increase in medical benefit costs and an increase in the number of stores.

         Professional fees and other charges increased by $3.0 million to a total of $4.3 million in the first six months of fiscal 2004 from $1.3 million in the prior year period, primarily associated with the consolidated Capital Factors actions and the related United States Attorney and SEC investigations as described in Note 8 of the financial statements. In light of developments in the ongoing settlement discussions, the Company recorded an additional accrual of $660,000 during the first half of fiscal 2004. The Company recorded an accrual of $250,000 in connection with the settlement of certain actions brought by former employees of the Company for employment related matters.

LOSS FROM OPERATIONS

         As a result of the factors discussed above, loss from operations was $10.0 million in the first six months of fiscal 2004 compared to a loss of $6.7 million in the first six months of fiscal 2003. As a percentage of net sales, loss from operations was 6.8% in the first six months of fiscal 2004 as compared to 4.8% in the prior year period.

INTEREST EXPENSE

         Interest expense decreased $0.5 million, or 19.1%, to $2.0 million in the first six months of fiscal 2004 from $2.5 million in the first six months of fiscal 2003. In first six months of fiscal 2004, higher average revolver loan borrowings and higher interest rates were offset by lower amortization of deferred financing costs and the elimination of the term loan interest in connection with the new loan facility as well as the write-off of $516,000 of deferred financing fees related to the refinancing of the prior credit facility in the first six months of fiscal 2003.

INCOME TAX BENEFIT

         Income tax benefit of $5.1 million in the first six months of fiscal 2004 compared to an income tax benefit of $3.6 million in the first six months of fiscal 2003, reflects an expected annual effective tax rate of 42.5% for fiscal 2004. The Company's current estimate of the effective income tax rate for fiscal year 2004 is 42.5%. To the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2004 could vary significantly from that of the first six months of fiscal 2004. The Company's annual effective income tax rate was 35.8% for fiscal 2003.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated July 29, 2003 (the "Credit Agreement"), as amended effective March 23, 2004. The Company had $97.5 million of outstanding borrowings under the revolving loan facility as of July 31, 2004.

         The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of July 31, 2004, the maximum availability under the Credit Agreement was $121.9 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

         The Company's cash flow used in operating activities was $12.6 million in the first six months of 2004 compared to $10.2 million provided by operating activities in the first six months of fiscal 2003. Depreciation and amortization ($6.3 million), a decrease in merchandise inventories ($6.9 million), and an increase in accrued liabilities ($1.3 million) were offset by decreases in accounts payable ($16.1 million), an increase in current income tax benefit ($2.0 million), and loss from operations ($6.9 million). The decrease in merchandise inventories is due in part to the introduction of a number of programs implemented by the Company during the first half of fiscal 2004 focused on reducing less productive inventory, including the introduction of price reductions taken in July 2004 on approximately $47.0 million of merchandise inventory at cost. The decrease in accounts payable is primarily attributable to lower inventory levels and the timing of the payment of merchandise inventory invoices as compared with the prior year period.

         Cash generated by financing activities included revolver borrowings ($17.2 million). The Company utilized cash in the first six months of 2004 to fund capital expenditures ($3.1 million) primarily related to the opening of six new stores as well as store remodels in the first six months of 2004, to reduce outstanding checks ($1.8 million) and to pay financing costs ($0.1 million) associated with the Credit Agreement.

         The Company amended the Credit Agreement effective March 23, 2004 in order to, among other things, (i) add a reserve for customer deposits to the Borrowing Base (as defined in the Credit Agreement), (ii) add and amend certain financial covenants, including amending the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) and adding a covenant to maintain a Net Worth (as defined in the Credit Agreement) of at least $90.0 million at January 31, 2005, (iii) cap the borrowings under the facility to a maximum of $85.0 million for at least thirty consecutive calendar days during the period from December 15, 2004 through and including February 15, 2005, (iv) increase the interest rate at which LIBOR based borrowings are available under the Credit Agreement to LIBOR plus 2.5% through April 30, 2005, (v) set the Commitment Fee Rate (as defined in the Credit Agreement) at 0.5% through April 30, 2005, and (vi) set the Standby Letter of Credit Fee Rate (as defined in the Credit Agreement) at 2.0% through April 30, 2005.

         As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million, and does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement and any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

         "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding, however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation, (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors actions.

         At this time the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

         Subject to the contingencies identified in Note 8 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that based on the Company's current financial plan the cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program, seasonal working capital needs and liabilities that may arise with respect to the consolidated Capital Factors actions and the investigations by the United States Attorney's Office and the SEC. The Company intends to contest vigorously the putative class action complaints and the shareholder derivative complaint and exercise all of its available rights and remedies. Given that these class action cases and the shareholder derivative complaint are in their early stages and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity. It cannot be determined at this stage whether the putative class action complaints or the shareholder derivative complaint will be resolved in the fiscal year ending January 31, 2005.

         If an event of default occurs pursuant to the March 22, 2004 letter agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

Contractual Obligations

         The following summarizes the Company's contractual obligations at July 31, 2004:

                                                                                PAYMENTS DUE BY PERIOD
-------------------------------------------------------------------------------------------------------------------------
                                                             Less than                                         More than
(in thousands)                                   Total          1 year      1 - 3 years      4 - 5 years         5 years
-------------------------------------------------------------------------------------------------------------------------
Revolver                                     $  97,496        $     --          $    --        $  97,496        $     --
Accrued interest                                   335             335               --               --              --
Subordinated debt                                  640             640               --               --              --

Operating leases                               175,585          29,614           79,532           37,733          28,706
-------------------------------------------------------------------------------------------------------------------------
Total contractual
   obligations                               $ 274,056        $ 30,589          $79,532        $ 135,229        $ 28,706
-------------------------------------------------------------------------------------------------------------------------

         In the normal course of business, the Company issues purchase orders to vendors for the purchase of merchandise inventories. The outstanding amount of these purchase orders is not included in the above table, as the purchase orders may be cancelled prior to delivery at the option of the Company without penalty.

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

Critical Accounting Policies and Estimates

         The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K filing for the year ended January 31, 2004. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the Company's Board of Directors.

         Due to the seasonal nature of the business, the Company tends to generate all or a significant majority of its income in the fourth quarter. The Company's current estimate of the effective income tax rate for fiscal year 2004 is 42.5%. To the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal 2004 could vary significantly from that of the first six months of fiscal 2004.

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

         To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to cost of sales unless evidence exists supporting an alternative classification. In prior years, certain vendors reimbursed the Company for certain co-op advertising costs that were incurred. In 2003, the Company changed the terms of its Vendor Trading Agreements to include a vendor allowance for advertising calculated as a percentage of net merchandise purchases. The Company earned $978,000 and $1,069,000 of vendor allowances for advertising for the first six months of fiscal years 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

Transactions with Affiliates and Related Parties

         In the past, the Company provided certain office services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company or other companies, from time to time, which own and operate primarily mall-based snack food stores, and in which Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin own in the aggregate a 52% equity interest. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Company's Board of Directors. For these services, Double P Corporation paid the Company $700 per month. Effective February 1, 2004, the Company no longer provides these services. Matthew Patinkin previously served as a director of Double P Corporation and one of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spend a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company. Such services are provided in accordance with the Company's Code of Conduct. In the case of Hugh Patinkin and John Desjardins, these services are performed solely in their capacities as shareholders of

Double P Corporation. In the case of Matthew Patinkin, these services are performed in his capacity as a shareholder of Double P Corporation and were previously performed in his capacities as a director and a shareholder of Double P Corporation. Messrs. Hugh Patinkin and John Desjardins receive no remuneration for these services other than reimbursement of expenses incurred. Matthew Patinkin receives no remuneration for these services other than the fee he previously received for his services as a director of Double P Corporation. In several cases, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord ("Simultaneous Negotiations") to reach agreements for their separate locations. Since the Company's initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company's outside directors. The Company had conducted such negotiations in less than ten situations since the Company's initial public offering in 1996. The Company's current policy is that it will no longer enter into such Simultaneous Negotiations.

         The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company's senior level employees.

         The Company operates a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, are permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. During the first six months of fiscal 2004, no such purchases were made under this program as compared to $127,000 of such purchases in the first six months of fiscal 2003.

Accounting for Guarantees

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2004.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of July 31, 2004, however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.


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

Item 4. - Controls and Procedures

         The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         In connection with the consolidated Capital Factors actions in New York state court, the Company has filed an interpleader action for declaratory relief, asking the Court to determine the proper parties to whom the Company must pay amounts and deliver goods that are not in dispute related to goods received from Cosmopolitan and certain other entities. In its answer to the interpleader, Capital Factors has asserted that the Company owes Cosmopolitan $8,600,000 in accounts receivable on invoices assigned to Capital Factors. This amount is included in the $30,000,000 of losses that Capital Factors seeks in its RICO claims. In addition, Ultimo, Inc. ("Ultimo"), a jewelry supplier, is a defendant in the International action and in the interpleader action. Ultimo provided certain items of jewelry to the Company on a consignment basis and asserts that: (1) the Company has sold approximately $450,000 worth of such items, the proceeds of which it claims remain in the Company's possession; and
(2) the Company continues to possess approximately $1,780,000 worth of its consignment goods. Ultimo asserts that it should receive these consignment proceeds and goods. Capital Factors also has asserted claims to these proceeds and goods. The Company has segregated the remaining consignment goods from its inventory and has placed such goods into an off-site safe deposit box to hold them until such time as the New York

State Supreme Court determines the proper distribution of these consignment goods. In addition to the Ultimo consignment goods discussed above, other consignment proceeds and the amount of accounts payable due already have been placed in the Company's outside counsel's escrow account pending court determination of the proper recipient. The Company is not currently aware of any accounts payable due and owing to any of the claimants in this action that are not already reflected in the Company's accounts payable and accrued liabilities or that have been placed in the Company's outside counsel's escrow account.

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

         In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. For the fourth quarter of the fiscal year ended January 31, 2004 and the first quarter of fiscal year 2004, the Company recorded a total litigation accrual of $8.9 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. As previously disclosed in a press release furnished to the SEC under cover of a Current Report on Form 8-K dated August 26, 2004, for the second quarter of fiscal year 2004, the Company recorded an additional accrual in the amount of $310,000 with respect to these matters in light of ongoing settlement discussions. There are no assurances that the Company will be able to reach a settlement with any of the parties to the consolidated Capital Factors actions or that such a settlement or settlements, as the case may be, will be for the amount recorded as a reserve. However, the Company currently believes that it is more likely than not that it will reach a settlement or settlements, as the case may be, pertaining to the consolidated Capital Factors actions in the near term. Given the amounts sought in the consolidated Capital Factors actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in excess of the amount recorded could occur and these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity. The Company is unable at this time to predict the ultimate outcome of the consolidated Capital Factors actions or the United States Attorney and SEC investigations.

         As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement have agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation have not resulted in a breach of the Credit Agreement. In addition, the lenders have agreed that none of these matters will give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters does not involve the payment by the Company of Restitution (which is defined below) in an amount in excess of $15.0 million, and does not result in the indictment of the Company or any of its current officers, directors or employees with principal financial or accounting responsibilities. The letter agreement also states that any settlement involving the payment of Restitution in excess of $15.0 million shall constitute a default under the Credit Agreement and any indictment of the Company or any of the persons described above may constitute a default under the Credit Agreement.

         "Restitution" is defined as any restitution paid by the Company (whether cash or non-cash or current or deferred consideration) arising from a civil settlement or award and/or criminal penalties paid or payable in connection with the Capital Factors litigation, the SEC investigation and/or the United States Attorney investigation and any other actions or proceedings directly related thereto; excluding, however, (i) amounts paid by the Company for consignment inventory held on behalf of the parties involved in the Capital Factors litigation and (ii) amounts already accrued on the books of the Company for the purchase of merchandise from the parties involved in the Capital Factors litigation and (iii) the value of any consigned inventory returned to parties involved in the Capital Factors actions.

         At this time the Company does not expect the payment of Restitution to exceed $15.0 million and, based on the Company's current financial plan, expects to be in compliance with all financial covenants as set forth in the Credit Agreement for the remainder of fiscal year 2004.

         On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

         On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint, and briefing on the motion is expected to be completed by early October 2004.

         On June 15, 2004, a shareholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, et al., Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above. The plaintiff has agreed to the filing of a joint motion to stay the proceedings in this case pending the District Court's determination of the Defendants' motions to dismiss in the federal securities class actions. On September 8, 2004, the Court granted a stay motion without argument. The Court also set a status hearing for January 26, 2005.

         The Company intends to vigorously contest these putative class action complaints and the shareholder derivative complaint and exercise all of its available rights and remedies. Given that these cases are in their early stages, and no substantive proceedings have occurred, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity. It cannot be determined at this stage whether these claims will be resolved in the fiscal year ending January 31, 2005.

         On January 16, 2004, the Company was named as a defendant in a copyright infringement lawsuit filed in the United States District Court for the District of Minnesota by Janel Russell Designs, Inc. ("Janel Russell Designs"). Janel Russell Designs asserted that the Company infringed its copyright in a jewelry design by selling infringing merchandise. Two of the allegedly infringing pieces are supplied to the Company by Samuel Aaron Inc. and one is supplied by Princess Pride Creations. Each of the suppliers had also been sued by Janel Russell Designs in separate lawsuits. Pursuant to language in certain Vendor Trading Agreements the Company entered into with each supplier, the Company tendered the defense of the cases to Samuel Aaron and Princess Pride and demanded indemnification. Both vendors agreed to defend and indemnify the Company. The Company filed its answer on March 3, 2004.

         On or about August 2, 2004, the lawsuit filed by Janel Russell Designs was settled and dismissed with prejudice. The Company was not required to make any payments in connection with the settlement.

         The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.


Item 4. Submission of Matters to a Vote of Security Holders

       (a) The Company held its annual meeting of stockholders on June 24, 2004.

       (b) No answer required.

       (c) Proposal 1 involved the election of one director to serve until the 2007 annual meeting of stockholders. The director and the voting results were as follows:

                 ---------------------------------------------------------------

                     NOMINEE               FOR             AUTHORITY WITHHELD
                 ---------------------------------------------------------------
                 Sanford Shkolnik      11,725,968              1,118,127
                 ---------------------------------------------------------------

         There were no votes cast against any nominee, and there were no broker non-votes with respect to any nominee.

         Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending January 31, 2005:

                 ---------------------------------------------------------------
                      FOR                AGAINST               ABSTAIN
                 ---------------------------------------------------------------
                  12,721,972             74,824                 47,299
                 ---------------------------------------------------------------

         (d)  Not applicable.

Item 5. Forward Looking Statements

         This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers, Inc. undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors; (3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business; (6) the extent and success of our marketing and promotional programs; (7) personnel costs and the extent to which we are able to retain and attract key personnel; (8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers including the timely delivery to the Company of appropriate merchandise on payment terms consistent with past practice; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage, liquidity, and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices;
(15) the impact of current or future price reductions taken on certain merchandise inventory identified from time to time as items which would not be part of the Company's future merchandise presentation; (16) developments relating to the consolidated Capital Factors actions and the related SEC and U.S. Attorney's office investigations, and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (17) regulation affecting the industry generally, including regulation of marketing practices; and (18) the risk factors identified from time to time in our filings with the SEC.

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

                  On May 6, 2004, the Company filed a Current Report on Form 8-K with the SEC, to furnish a press release announcing sales for the first quarter ended April 30, 2004.

                  On May 27, 2004, the Company filed a Current Report on Form 8-K with the SEC, to furnish a press release regarding financial results for the first quarter ended April 30, 2004.

                  On June 2, 2004, the Company filed a Current Report on Form 8-K with the SEC, to file a press release announcing that it has named Debbie Nicodemus-Volker as Executive Vice President of Merchandise.

                  On June 24, 2004, the Company filed a Current Report on Form 8-K with the SEC, to furnish a slide presentation that was used at the Company's annual stockholder's meeting.

                  On June 25, 2004, the Company filed a Current Report on Form 8-K with the SEC, to disclose that a purported shareholder derivative lawsuit has been filed against the members of the Company's Board of Directors and certain Executive Officers of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WHITEHALL JEWELLERS, INC.
                                  (Registrant)


Date:  September 10, 2004          By: /s/John R. Desjardins
                                       ------------------------------------
                                   John R. Desjardins
                                   Executive Vice President -
                                   Chief Financial Officer and Treasurer
                                   (duly authorized officer and
                                   principal financial officer)