Form 10-Q
period 2004-10-31
WHITEHALL JEWELLERS INC
filed 2004-12-09
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2004

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

     The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of November 30, 2004 was 13,944,820 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of November 30, 2004 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2004

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

            Statements of Operations for the three months and nine months ended
            October 31, 2004 and 2003 (unaudited)

            Balance Sheets - October 31, 2004, January 31, 2004 and October 31,
            2003 (unaudited)

            Statements of Cash Flows for the nine months ended October 31, 2004 and 2003(unaudited)

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

Item 1.     Legal Proceedings

Item 5.     Other Information

Item 6.     Exhibits

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 2004 and 2003
              (unaudited, in thousands, except for per share data)

                                                                Three months ended        Nine months ended
                                                             October 31,  October 31,  October 31,  October 31,
                                                                2004         2003           2004       2003
                                                             -----------  -----------  -----------  -----------
Net sales                                                     $  63,340    $  66,179    $ 208,652    $ 208,060

Cost of sales (including buying
  and occupancy expenses)                                        45,781       45,299      142,731      139,877
                                                              ---------    ---------    ---------    ---------
   Gross profit                                                  17,559       20,880       65,921       68,183

Selling, general and
  administrative expenses                                        26,724       29,143       80,754       81,787
Professional fees and other charges                               1,428        1,398        5,725        2,747
                                                              ---------    ---------    ---------    ---------
   Loss from operations                                         (10,593)      (9,661)     (20,558)     (16,351)

Interest expense                                                  1,240          869        3,240        3,341
                                                              ---------    ---------    ---------    ---------
   Loss before income taxes                                     (11,833)     (10,530)     (23,798)     (19,692)

Income tax benefit                                               (3,525)      (3,122)      (8,610)      (6,694)
                                                              ---------    ---------    ---------    ---------
   Net loss                                                   $  (8,308)   $  (7,408)   $ (15,188)   $ (12,998)
                                                              =========    =========    =========    =========

Basic earnings per share:

   Net loss                                                   $   (0.60)   $   (0.53)   $   (1.09)   $   (0.92)
                                                              =========    =========    =========    =========
   Weighted average common share and common share
     equivalents                                                 13,948       14,051       13,941       14,156
                                                              =========    =========    =========    =========

Diluted earnings per share:

   Net loss                                                   $   (0.60)   $   (0.53)   $   (1.09)   $   (0.92)
                                                              =========    =========    =========    =========
   Weighted average common share and common share
     equivalents                                                 13,948       14,051       13,941       14,156
                                                              =========    =========    =========    =========

      The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
          as of October 31, 2004, January 31, 2004 and October 31, 2003
                (unaudited, in thousands except for share data)

                                                                             October 31,  January 31,  October 31,
                                                                                2004         2004         2003
                                                                             -----------  -----------  -----------
                  ASSETS
Current Assets:
        Cash                                                                  $   1,296    $   1,901    $   1,251
        Accounts receivable, net                                                  2,006        2,544          497
        Merchandise inventories                                                 201,558      206,146      229,393
        Other current assets                                                      1,311          875        1,558
        Current income tax benefit                                               10,955        2,294        7,122
        Deferred financing costs                                                    301          261          261
        Deferred income taxes, net                                                2,764        5,712        2,577
                                                                              ---------    ---------    ---------
               Total current assets                                             220,191      219,733      242,659

Property and equipment, net                                                      55,355       60,948       62,002
Goodwill, net                                                                     5,662        5,662        5,662
Deferred financing costs                                                            528          654          683
                                                                              ---------    ---------    ---------
               Total assets                                                   $ 281,736    $ 286,997    $ 311,006
                                                                              =========    =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Revolver loan                                                         $ 101,928    $  80,340    $ 107,104
        Current portion of long-term debt                                           ---          640          640
        Accounts payable                                                         57,341       60,538       71,169
        Customer deposits                                                         3,232        3,601        4,771
        Accrued payroll                                                           4,134        4,457        4,778
        Other accrued expenses                                                   18,063       24,479       14,236
                                                                              ---------    ---------    ---------
               Total current liabilities                                        184,698      174,055      202,698

Deferred income taxes, net                                                        2,685        3,639        3,442
Other long-term liabilities                                                       3,616        3,535        3,446
                                                                              ---------    ---------    ---------
               Total liabilities                                                190,999      181,229      209,586
                                                                              ---------    ---------    ---------

Commitments and contingencies

Stockholders' equity:
        Common stock                                                                 18           18           18
        Class B common stock                                                        ---          ---          ---
        Additional paid-in capital                                              106,207      106,091      106,041
        Retained earnings                                                        24,123       39,311       35,027

        Treasury stock, at cost (4,114,112, 4,134,143 and 4,135,626
         shares, respectively)                                                  (39,611)     (39,652)     (39,666)
                                                                              ---------    ---------    ---------
               Total stockholders' equity, net                                   90,737      105,768      101,420
                                                                              ---------    ---------    ---------
               Total liabilities and stockholders' equity                     $ 281,736    $ 286,997    $ 311,006
                                                                              =========    =========    =========

      The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the nine months ended October 31, 2004 and 2003
                            (unaudited, in thousands)

                                                                  Nine months ended
                                                              ------------------------
                                                              October 31,  October 31,
                                                                 2004         2003
                                                              -----------  -----------
Cash flows from operating activities:
   Net loss                                                   $ (15,188)   $ (12,998)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
   Depreciation and amortization                                  9,267        8,981
   Deferred compensation                                            104          ---
   Loss on disposition of assets                                    314          549
   Write-off of deferred loan cost                                  ---          516
   Changes in assets and liabilities:
        Decrease in accounts receivable, net                        538        1,124
        Decrease (increase) in merchandise inventories            4,588      (32,699)
        (Increase) in other current assets                         (436)         (88)
        (Increase) in current income tax benefit                 (8,661)      (7,122)
        Increase (decrease) in deferred income taxes              1,994         (115)
        (Decrease) increase in customer deposits                   (369)       1,317
        (Decrease) increase in accounts payable                  (2,824)      42,784
        (Decrease) in income taxes payable                          ---       (3,303)
        (Decrease) increase in accrued payroll                     (323)       1,496
        (Decrease) increase in accrued liabilities               (6,416)       2,856
        Increase in other long-term liabilities                      81          308
                                                              ---------    ---------
        Net cash (used in) provided by operating activities     (17,331)       3,606

Cash flows from investing activities:

        Capital expenditures                                     (3,770)      (9,492)
                                                              ---------    ---------
        Net cash used in investing activities                    (3,770)      (9,492)

Cash flows from financing activities:

   Borrowing on revolver loan                                   769,521      689,317
   Repayment of revolver loan                                  (747,933)    (676,703)
   Repayment of term loan                                           ---       (4,500)
   Repayment of subordinated debt                                  (640)         ---
   Purchase of treasury stock                                       ---       (3,832)
   Proceeds from exercise of stock options                           12          259
   Proceeds under employee stock purchase plan                       41           63
   Financing costs                                                 (132)      (1,117)
   (Decrease) increase in outstanding checks, net                  (373)       1,602
                                                              ---------    ---------
        Net cash provided by financing activities                20,496        5,089
                                                              ---------    ---------
        Net change in cash and cash equivalents                    (605)        (797)
Cash and cash equivalents at beginning of period                  1,901        2,048
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $   1,296    $   1,251
                                                              =========    =========

      The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.    DESCRIPTION OF OPERATIONS

      The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 386 stores as of October 31, 2004, located in 38 states, operating in regional or superregional shopping malls. The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

      In prior years, certain vendors reimbursed the Company for certain co-op advertising costs that were incurred. In 2003, the Company changed the terms of its Vendor Trading Agreements to include a vendor allowance for advertising calculated as a percentage of net merchandise purchases. The Company earned $1,473,000 and $1,814,000 of vendor allowances for advertising for the first nine months of fiscal years 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and, as the inventory is sold, the Company will recognize a lower cost of sales.

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

Legal Contingencies

      The Company is involved in certain legal matters and other claims including those discussed in Note 8 to the financial statements. As required by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether such loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in the Company's legal matters when analyzing potential outcomes. The accrual for these matters totaled $3.3 million at October 31, 2004.

      Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different from the Company's estimates related to these matters.

Advertising and Marketing Expense

      The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $4.7 million for both the first nine months of fiscal years 2004 and 2003.

      Direct-response advertising consists primarily of special offers, flyers and catalogs that include value off coupons for merchandise.

Income Taxes

      Due to the seasonal nature of its business, the Company typically generates all or a significant majority of its income in the fourth quarter. In accordance with the guidance in FASB Interpretation No. 18 ("FIN 18"), the Company's current estimate of the income tax benefit associated with the cumulative year to date fiscal 2004 loss results in an effective income tax rate of 36.2%. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax benefit that can be recorded in the interim period. The effective tax rate of 29.8% for the three months ended October 31, 2004 is the result of reducing the cumulative year to date effective rate from 42.5% used in the first six months to 36.2% in the third quarter. To the extent that income in the fourth quarter is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and the full year could vary significantly from that of the first nine months of fiscal year 2004.

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

      The following table illustrates the effect on net income and earnings per share for the three and nine months ended October 31, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation:

                                                Three months ended        Nine months ended
                                             October 31,  October 31,  October 31,   October 31,
                                                2004         2003         2004          2003
                                             ----------   -----------  -----------   -----------
                                                 (in thousands, except for per share amounts)
                                             ---------------------------------------------------
Net loss, as reported                        $   (8,308)  $   (7,408)  $  (15,188)   $  (12,998)

Deduct:  Total stock-based employee
compensation expense determined under fair
value based method, net of related tax              164          322          486           910
effects

                                             ----------   ----------   ----------    ----------
Pro forma net loss                           $   (8,472)  $   (7,730)  $  (15,674)   $  (13,908)
                                             ==========   ==========   ==========    ==========

Earnings per share:
    Basic-as reported                        $    (0.60)  $    (0.53)  $    (1.09)   $    (0.92)
                                             ==========   ==========   ==========    ----------
    Basic-pro forma                          $    (0.61)  $    (0.55)  $    (1.12)   $    (0.98)
                                             ==========   ==========   ==========    ==========

    Diluted-as reported                      $    (0.60)  $    (0.53)  $    (1.09)   $    (0.92)
                                             ==========   ==========   ==========    ==========
    Diluted-pro forma                        $    (0.61)  $    (0.55)  $    (1.12)   $    (0.98)
                                             ==========   ==========   ==========    ==========

      For purposes of pro forma net income and earnings per share calculation in accordance with SFAS 123, the fair value of each option granted during the three months ended October 31, 2003 and nine months ended October 31, 2004 and 2003 is estimated using the Black-Scholes option-pricing model. The Company did not grant options during the three months ended October 31, 2004. The assumptions used are as follows:

                         For the three
                         months ended   For the nine months ended
                          October 31,   October 31,  October 31,
                             2003          2004         2003
                         -------------  -----------  ------------
Risk-free interest rate          3.6%          3.3%          3.1%

Dividend yield                      0             0             0

Option life                 5.5 years     5.5 years     5.5 years

Volatility                        59%           56%           60%

Accounting for Guarantees

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financials statements for the year ended January 31, 2003.

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of October 31, 2004; however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.

3.    ACCOUNTS RECEIVABLE, NET

      As of October 31, 2004, January 31, 2004 and October 31, 2003, accounts receivable consisted of (in thousands):

                                        October 31,   January 31,  October 31,
                                           2004          2004         2003
                                        -----------   -----------  -----------
Accounts receivable                       $  2,311     $  3,082      $  1,006

Less: allowance for doubtful accounts
                                              (305)        (538)         (509)
                                          --------     --------      --------
Accounts receivable, net                  $  2,006     $  2,544      $    497
                                          ========     ========      ========

4.    MERCHANDISE INVENTORIES

      As of October 31, 2004, January 31, 2004 and October 31, 2003, merchandise inventories consisted of (in thousands):

                          October 31,   January 31,   October 31,
                             2004          2004          2003
                          -----------   -----------   -----------
Raw materials              $  11,586     $   9,827     $   9,070
Finished goods               189,972       196,319       220,323
                           ---------     ---------     ---------
Merchandise inventories    $ 201,558     $ 206,146     $ 229,393
                           =========     =========     =========

      Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory are allowances for inventory shrink, scrap and miscellaneous costs of $4,292,000, $3,731,000, and $3,457,000 as of October 31, 2004, January 31, 2004 and October 31, 2003,
respectively. Also included within finished goods inventory is $1,210,000 of certain consigned inventory in the Company's possession for which a liability has been recorded in the financial statements as part of the Capital Factors settlement discussed in Note 8. As of October 31, 2004, January 31, 2004 and October 31, 2003, consignment inventories held by the Company that were not included in the balance sheets totaled $81,732,000, $91,635,000, and $90,765,000, respectively.

      Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of October 31, 2004, January 31, 2004 and October 31, 2003, the amounts included in inventory were $3,692,000, $3,500,000 and $3,831,000, respectively.

5.    ACCOUNTS PAYABLE

      Accounts payable includes outstanding checks, which were $3,793,000, $4,166,000 and $8,114,000 as of October 31, 2004, January 31, 2004 and October
31, 2003, respectively.

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

      Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense. As of October 31, 2004, the calculated revolver availability, pursuant to the Credit Agreement, was $122.1 million. The Company had $101.9 million of outstanding borrowings under the revolving loan facility as of October 31, 2004.

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

      As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the Securities and Exchange Commission (the "SEC") investigation and the United States Attorney's investigation, each as described in Note 8 to the financial statements included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, had not resulted in a breach of the Credit Agreement. In addition, the lenders agreed that none of these matters would give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters met certain conditions.

      On September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions. See Note 8 to the financial statements.

      Subject to the contingencies identified in Note 8 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that the cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program, seasonal working capital needs and liabilities that currently exist or may arise with respect to the settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, and the investigation by the SEC. The Company intends to contest vigorously the putative class action complaints and the shareholder derivative complaint described in
Note 8 to the financial statements and exercise all of its available rights and remedies. Given that these class action cases and the shareholder derivative complaint are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

      The Company was in compliance with the financial covenants of the Credit Agreement as of October 31, 2004. However, the Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. If an event of default occurs pursuant to the March 22, 2004 letter agreement or otherwise, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

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

7.    DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

      The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations at October 31, 2004 and 2003.

                                                   Three months ended            Nine Months Ended

                                                 October 31,   October 31,   October 31,   October 31,
                                                    2004          2003          2004          2003
                                                 -----------   -----------   -----------   ---------
                                                                    (in thousands)
Net loss                                          $ (8,308)     $ (7,408)     $(15,188)     $(12,998)

Weighted average shares for basic EPS               13,948        14,051        13,941        14,156

Incremental shares upon conversions:

Stock options                                          ---           ---           ---           ---

Weighted average shares for diluted EPS             13,948        14,051        13,941        14,156

Stock options excluded from the calculation of
 diluted earnings per share due to
 their antidilutive effect on the calculations       2,739         2,951         2,745         2,960

8.    COMMITMENTS AND CONTINGENCIES

      The United States Attorney for the Eastern District of New York conducted a criminal investigation regarding matters that include those alleged in the consolidated Capital Factors actions as described in Note 8 to the financial statements included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.

      On September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions.

      Under the non-prosecution agreement with the United States Attorney, the Company committed to pay restitution to Capital Factors, Inc. ("Capital Factors") in the amount of $10.8 million, and to pay $350,000 to the United States. In addition, as it has in the past, the Company will continue to cooperate with the United States Attorney's Office in connection with its investigation as requested, and has committed to maintain the corporate compliance program and other policy changes that the Company has implemented. So long as the Company fulfills its obligations under the non-prosecution agreement, the United States Attorney's Office has agreed not to prosecute the Company for any matters relating to Cosmopolitan Gem Corp.'s and Colorcast's scheme to defraud Capital Factors or any other party.

      The settlement agreement with Capital Factors and the separate settlement agreement with International Diamonds, L.L.C. ("International") and Astra Diamonds Manufacturers, Ltd. ("Astra") together provide for, among other things, full releases of the Company by Capital Factors, International and Astra for matters arising out of the consolidated Capital Factors actions in consideration of payments to Capital Factors of $10.8 million ($8.2 million of which was paid upon entry into the settlement agreement with Capital Factors and the remaining portion of which is payable by December 23, 2004) and to International and Astra an aggregate amount of $1.93 million (all of which was paid upon entry into the settlement agreement with International and Astra). Upon full payment of these amounts, Capital Factors, International and Astra have each agreed to dismiss all of their respective claims against the Company in the consolidated Capital Factors actions. The claims asserted against the Company by International and Astra have been dismissed with prejudice, as the $1.93 million due under the settlement agreement has been paid in full. On December 1, 2004, the Company prepaid the final amount due to Capital Factors under the settlement agreement. As the Company has fully satisfied its payment obligations to Capital Factors under the terms of the settlement, the parties have filed stipulations to dismiss the claims asserted against the Company by Capital Factors with prejudice.

      In addition, as part of the settlements, Capital Factors and International and Astra have each agreed that they will release the Company from any claims related to certain consignment goods and proceeds, which were originally supplied to the Company by Ultimo, Inc., once such goods and proceeds have been paid into court or placed in escrow.

      Also as previously disclosed in September 2003, the SEC initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions. The Company has fully cooperated with the SEC in connection with this formal investigation.

      In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. In earlier periods, the Company recorded litigation accruals totaling $9.2 million relating to the consolidated Capital Factors actions and the United States Attorney and SEC investigations. In connection with the final settlement of the Capital Factors and United States Attorney's Office matters, the Company has recorded an additional accrual of $117,000 before income taxes for the quarter ended October 31, 2004. Including previously recorded payables and accruals and the Company's acquisition of certain consignment inventory as a part of the Capital Factors settlement, the litigation accrual as of October 31, 2004 covers all payments to be made to Capital Factors.

      On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

      On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint, and briefing on the motion is complete. No ruling on the motion to dismiss has yet been received.

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

      The Company intends to vigorously contest these putative class action complaints and the shareholder derivative complaint and exercise all of its available rights and remedies. Given that these cases are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

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

      The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. No such purchases were made under this program during fiscal 2004 as compared to $150,000 of such purchases in the first nine months of fiscal 2003. This program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company's support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

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

Overview

      The Company is a leading national retailer of fine jewelry (based on number of stores) operating 386 stores in 38 states as of October 31, 2004. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. This merchandise selection is oriented toward the Company's target customer base, middle to upper-middle income men and women over 25 years of age. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions which affect disposable consumer income. During the first quarter of fiscal 2004, increased sales from certain sales-focused programs, a strong Valentine's holiday performance and improvements in general economic conditions and consumer confidence resulted in higher comparable store sales than in comparison to the first quarter of fiscal year 2003. However, for the first nine months of fiscal year 2004, the sales increase experienced in the first quarter of fiscal year 2004 was almost entirely offset by a decline in sales during the second and third quarters of fiscal year 2004 as compared to sales during the second and third quarters of fiscal year 2003. The sales decrease experienced in the second and third quarters of fiscal 2004 was primarily due to lower unit sales in comparison to the prior year period. Overall, comparable store sales for the first nine months of fiscal year 2004 decreased 0.3% in comparison to the prior year period.

      The Company reported a net loss of $15.2 million for the first nine months of fiscal 2004, as compared to a net loss of $13.0 million for first nine months of fiscal 2003. The increase in the Company's net loss for the first nine months of fiscal 2004 is due in part to an increase in professional fees and other charges incurred primarily in connection with the consolidated Capital Factors actions and the related investigations by the United States Attorney and the Securities and Exchange Commission (the "SEC"), as described in Note 8 to the financial statements. In earlier periods, the Company recorded litigation accruals totaling $9.2 million relating to the consolidated Capital Factors actions and the United States Attorney and SEC investigations. In connection with the final settlement of the consolidated Capital Factors actions and the United States Attorney investigation, the Company has recorded an additional accrual of $117,000 before income taxes for the quarter ended October 31, 2004. Including previously recorded payables and accruals and the Company's possession of certain consignment inventory for which a liability has been recorded in the financial statements as a part of the Capital Factors settlement, the litigation accrual covers all payments being made to Capital Factors, International, Astra and the United States.

      On September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions.

      Under the non-prosecution agreement with the United States Attorney, the Company committed to pay restitution to Capital Factors, Inc. ("Capital Factors") in the amount of $10.8 million, and to pay $350,000 to the United States. In addition, as it has in the past, the Company will continue to cooperate with the United States Attorney's Office investigation as requested, and has committed to maintain the corporate compliance program and other policy changes that the Company has implemented. So long as the Company fulfills its obligations under the non-prosecution agreement, the United States Attorney's Office has agreed not to prosecute the Company for any matters relating to Cosmopolitan's and Colorcast's scheme to defraud Capital Factors or any other party.

      The settlement agreement with Capital Factors and the separate settlement agreement with International Diamonds, L.L.C. ("International") and Astra Diamonds Manufacturers, Ltd. ("Astra") together provide for, among other things, full releases of the Company by Capital Factors, International, and Astra, for matters arising out of the consolidated Capital Factors actions in consideration of payments to Capital Factors of $10.8 million ($8.2 million of which was paid upon entry into the settlement agreement with Capital Factors and the remaining portion of which is payable by December 23, 2004) and to International and Astra an aggregate amount of $1.93 million (all of which was paid upon entry into the settlement agreement with International and Astra). Upon full payment of these amounts, Capital Factors, International and Astra have each agreed to dismiss all of their respective claims against the Company in the consolidated Capital Factors actions. The claims asserted against the Company by International and Astra have been dismissed with prejudice, as the $1.93 million due under the settlement agreement has been paid in full. On December 1, 2004, the Company prepaid the final amount due to Capital Factors under the settlement agreement. As the Company has fully satisfied its payment obligations to Capital Factors under the terms of the settlement, the parties have filed stipulations to dismiss the claims asserted against the Company by Capital Factors with prejudice.

      In addition, as part of the settlements, Capital Factors and International and Astra have each agreed that they will release the Company from any claims related to certain consignment goods and proceeds, which were originally supplied to the Company by Ultimo, Inc., once such goods and proceeds have been paid into court or placed in escrow.

      The Company's business is highly seasonal. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this high degree of seasonality to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of certain holidays and Company-initiated special events; changes in the Company's merchandise; marketing or credit programs; general economic, industry, weather conditions and disastrous national events that affect consumer spending as well as pricing, merchandising, marketing, credit and other programs of competitors.

Results of Operations

      The following table sets forth for the periods indicated certain information derived from the unaudited statements of operations of the Company expressed as a percentage of net sales for such periods.

                                             Three months ended                 Nine months ended
                                        ----------------------------        ------------------------
                                         October             October         October         October
Percentage of net sales                 31, 2004            31, 2003        31, 2004        31, 2003
-----------------------                 --------            --------        --------        --------
Net sales                                100.0%             100.0%          100.0%           100.0%
Cost of sales (including buying
     and occupancy expenses)              72.3               68.4            68.4             67.2
                                         -----              -----           -----            -----
   Gross profit                           27.7               31.6            31.6             32.8
Selling, general and
     administrative expenses              42.2               44.1            38.7             39.3
Professional fees and other
     charges                               2.2                2.1             2.8              1.4
                                         -----              -----           -----            -----
   Loss from operations                  (16.7)             (14.6)           (9.9)            (7.9)
Interest expense                           2.0                1.3             1.5              1.6
                                         -----              -----           -----            -----
   Loss before income taxes              (18.7)             (15.9)          (11.4)            (9.5)
Income tax benefit                        (5.6)              (4.7)           (4.1)            (3.3)
                                         -----              -----           -----            -----
   Net loss                              (13.1%)            (11.2%)          (7.3%)           (6.2%)
                                         -----              -----           -----            -----

Results of Operations for the Three Months Ended October 31, 2004

NET SALES

      Net sales for the third quarter of fiscal 2004 decreased $2.9 million, or 4.3%, to $63.3 million from $66.2 million in the third quarter of fiscal 2003. Comparable store sales decreased $2.4 million, or 3.9%, in the third quarter of fiscal 2004 from the third quarter of fiscal 2003. Additionally, there were sales decreases of $1.1 million primarily related to closed stores and $0.1 million related to changes in sales returns and allowances. These decreases were partially offset by sales from new stores of $0.8 million. The total number of merchandise units sold decreased by approximately 10.5% in the third quarter of fiscal 2004 from the third quarter of fiscal 2003 while the average price per merchandise sale increased to $337 in the third quarter of fiscal 2004 from $319 in the third quarter of fiscal 2003. The increase in average price per merchandise sale was primarily due to sales of certain merchandise on which price reductions were taken which had an average price per merchandise sale of $413 in the third quarter of fiscal 2004. Excluding such merchandise, the average price per merchandise sale was $323 in the third quarter of fiscal 2004. The comparable store sales decrease was primarily due to lower unit sales in comparison to the prior year period. Credit sales as a percentage of net sales increased to 47.5% in the third quarter of fiscal 2004 from 45.6% in the third quarter of fiscal 2003. The Company operated 386 stores as of October 31, 2004, compared to 384 as of October 31, 2003.

GROSS PROFIT

      Gross profit for the third quarter of fiscal 2004 decreased $3.3 million, or 15.9%, to $17.6 million from $20.9 million in the same period in fiscal 2003. Gross profit as a percentage of net sales decreased to 27.7% in the third quarter of fiscal 2004 from 31.6% in the third quarter of fiscal 2003. Merchandise gross margins declined by approximately 290 basis points, which was primarily driven by lower margins as a result of price reductions on certain merchandise, beginning in mid-July 2004, and an increase in the mix of watch and diamond sales which carry a lower margin than certain other merchandise categories. Store occupancy and buying expenses, which increased while sales decreased, also contributed to the reduction in gross profit percentage. Store occupancy costs increased primarily due to the operation of two additional stores in comparison to the prior year and higher rates on leases renewed since the year-ago period. The decline in gross profit percentage was partially offset by somewhat lower in-store discounting, and price increases which were implemented during March 2004 on certain items.

      The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company, led by its new Executive Vice President of Merchandise, reviewed its merchandise inventory presentation and determined that in addition to its existing clearance merchandise, approximately $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $13.2 million with an approximate merchandise cost of $7.9 million during the third quarter of fiscal 2004. The impact of these sales accounted for a margin decline of approximately 265 basis points during the third quarter of fiscal year 2004. Based on currently anticipated selling prices, the Company expects to achieve positive but lower than historical merchandise margins on such merchandise, which may negatively affect sales and gross margin. It is the Company's current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise in future periods, which will negatively impact margins. The Company in future periods may possibly consider alternative methods of disposition for this inventory. Such alternatives may potentially result in additional valuation allowances.

EXPENSES

      Selling, general and administrative expenses, excluding professional fees and other charges, for the third quarter of fiscal 2004 decreased $2.4 million, or 8.3%, to $26.7 million from $29.1 million in the third quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 42.2% in the third quarter of fiscal 2004 from 44.1% in the third quarter of fiscal 2003. The decrease in selling, general and administrative expenses was primarily related to lower other expense ($1.5 million), lower personnel expense ($0.4 million), lower advertising expense ($0.4 million), and lower credit expense ($0.1 million). The decrease in other expenses is primarily due to lower accruals for insurance and lower accruals for state and local taxes, based on revised estimates, than those recorded in the year earlier period. The decrease in personnel expense is primarily attributable to lower incentive compensation costs as compared to the year-ago period partially offset by an increase in the number of support office positions, higher salary and wage rates, and an increase in medical benefit costs.

      Professional fees and other charges were approximately $1.4 million in both the third quarter of fiscal years 2004 and 2003. As discussed in Note 8 to the financial statements, in connection with the settlement of the Capital Factors actions, the Company recorded an additional accrual of $117,000 for the third quarter of fiscal 2004.

LOSS FROM OPERATIONS

      As a result of the factors discussed above, loss from operations was $10.6 million in the third quarter of fiscal 2004 compared to a loss of $9.7 million in the third quarter of fiscal 2003. As a percentage of net sales, loss from operations was 16.7% in the third quarter of fiscal 2004 compared to 14.6% in the third quarter of fiscal 2003.

INTEREST EXPENSE

      Interest expense increased $0.3 million to $1.2 million in the third quarter of fiscal 2004 from $0.9 million in the third quarter of fiscal 2003, resulting primarily from higher average interest rates partially offset by somewhat lower average borrowings.

INCOME TAX BENEFIT

      Income tax benefit increased $0.4 million to $3.5 million in the third quarter of 2004 from $3.1 million in the third quarter of 2003. In accordance with the guidance in FASB Interpretation No. 18 ("FIN 18"), the Company's current estimate of the income tax benefit associated with the cumulative year to date fiscal 2004 loss results in an effective income tax rate of 36.2% for fiscal 2004. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax benefit that can be recorded in the interim period. The effective income tax rate of 29.8% for the three months ended October 31, 2004 is the result of reducing the cumulative year to date effective tax rate from 42.5% to 36.2% in the third quarter. To the extent that income in the fourth quarter is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter of fiscal year 2004 could vary significantly from that of the first nine months of fiscal year 2004. The Company's annual effective income tax rate was 35.8% for fiscal 2003.

Results of Operations for the Nine Months Ended October 31, 2004

NET SALES

      Net sales for the nine months ended October 31, 2004 increased $0.6 million, or 0.3%, to $208.7 million from $208.1 million in the nine months ended October 31, 2003. Comparable store sales decreased $0.6 million, or 0.3%, in the first nine months of fiscal 2004 from the same period in fiscal 2003. Additionally, there were sales decreases of $3.4 million primarily related to closed stores. These decreases were offset by sales from new stores of $4.6 million. The total number of merchandise units sold decreased 4.0% in the first nine months of fiscal 2004 from the first nine months of fiscal 2003 while the average price per merchandise sale increased to $302 in fiscal 2004 from $292 in fiscal 2003. The increase in average price per merchandise sale was primarily due to sales of certain merchandise on which price reductions were taken which had an average price per merchandise sale of $408 in the first nine months of fiscal 2004. Excluding such merchandise, the average price per merchandise sales was $294 in the first nine months of fiscal 2004. The comparable store sales decrease was primarily due to lower unit sales in comparison to the first nine months of fiscal year 2003. Credit sales as a percentage of net sales increased slightly in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The Company operated 386 stores as of October 31, 2004 compared to 384 stores as of October 31, 2003.

GROSS PROFIT

      Gross profit for the first nine months of fiscal 2004 decreased $2.3 million, or 3.3%, to $65.9 million from $68.2 million compared to the same period in fiscal 2003. Gross profit as a percentage of sales decreased to 31.6% in the first nine months of fiscal year 2004 from 32.8% in the first nine months of fiscal year 2003. Merchandise gross margins declined by approximately 60 basis points as a result of lower margins resulting from price reductions on certain merchandise beginning mid-July 2004, an increase in the mix of watch and diamond sales which carry a lower margin than certain other merchandise categories, and an increase in the provision for certain damaged inventory. These margin decreases were partially offset by somewhat lower in-store discounting, and price increases which were implemented during March 2004 on certain items.

      The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company, led by its new Executive Vice President of Merchandise, reviewed its merchandise inventory presentation and determined that in addition to its existing clearance merchandise, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $18.4 million with an approximate merchandise cost of $11.0 million since program inception in July 2004. The impact of these sales accounted for a margin decline of approximately 110 basis points during the first nine months of fiscal year 2004. Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical merchandise margins on such merchandise, which may negatively affect sales and gross margin. It is the Company's current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise in future periods, which will negatively impact margins. The Company in future periods may possibly consider alternative methods of disposition for this inventory. Such alternatives may potentially result in additional valuation allowances.

EXPENSES

      Selling, general and administrative expenses, excluding professional fees and other charges, for the first nine months of fiscal 2004 decreased $1.0 million, or 1.3%, to $80.8 million from $81.8 million for the first nine months of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 38.7% in the first nine months of fiscal 2004 from 39.3% in the first nine months of fiscal 2003. The dollar decrease was primarily related lower other expense ($1.5 million) and lower credit expense ($0.2 million), which were partially offset by higher personnel expense ($0.7 million). The decrease in other expenses is primarily due to lower accruals for insurance and lower accruals for state and local taxes, based on revised estimates, than those recorded in the year earlier period. The increase in personnel expenses is primarily attributable to an increase in the number of support office positions, higher salary and wage rates, an increase in medical benefit costs and an increase in the number of stores.

      Professional fees and other charges increased by $3.0 million to a total of $5.7 million in the first nine months of fiscal 2004 from $2.7 million in the prior year period, primarily associated with the consolidated Capital Factors actions and the related United States Attorney and SEC investigations as described in Note 8 of the financial statements. In light of developments in the ongoing settlement discussions, the Company recorded an additional accrual of $777,000 during the first nine months of fiscal 2004. The Company also recorded an accrual of $250,000 in connection with the settlement of certain actions brought by former employees of the Company for employment related matters.

LOSS FROM OPERATIONS

      As a result of the factors discussed above, loss from operations was $20.6 million in the first nine months of fiscal 2004 compared to a loss of $16.4 million in the first nine months of fiscal 2003. As a percentage of net sales, loss from operations was 9.9% in the first nine months of fiscal 2004 as compared to 7.9% in the prior year period.

INTEREST EXPENSE

      Interest expense decreased $0.1 million to $3.2 million in the first nine months of fiscal 2004 from $3.3 million in the first nine months of fiscal 2003. Lower average borrowings in the first nine months of fiscal 2004 were partially offset by higher interest rates.

INCOME TAX BENEFIT

      Income tax benefit increased $1.9 million to $8.6 million in the first nine months of fiscal 2004 from $6.7 million in the first nine months of fiscal 2003. In accordance with the guidance in FASB FIN 18, the Company's current estimate of the income tax benefit associated with the cumulative year to date fiscal 2004 loss results in an effective tax rate of 36.2% for fiscal 2004. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax benefit that can be recorded in the interim period. To the extent that income in the fourth quarter is significantly more or less than expected, the Company's effective income tax rate for the fourth quarter of fiscal year 2004 could vary significantly from that of the first nine months of fiscal 2004. The Company's annual effective income tax rate was 35.8% for fiscal 2003.

Liquidity and Capital Resources

      The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated July 29, 2003 (the "Credit Agreement"), as amended effective March 23, 2004. As of October 31, 2004, the calculated revolver availability, pursuant to the Credit Agreement, was $122.1 million. The Company had $101.9 million of outstanding borrowings under the revolving loan facility as of October 31, 2004.

      The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. Inventory levels as of October 31, 2004 are lower than historical levels due in part to the sale of certain merchandise that will no longer be part of the Company's future merchandise presentation and timing of receipts for the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of October 31, 2004, the maximum availability, under the Credit Agreement, was $122.1 million based on the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

      The Company's cash flow used by operating activities was $17.3 million in the first nine months of 2004 compared to $3.6 million provided by operating activities in the first nine months of fiscal 2003. For the first nine months of fiscal year 2004, depreciation and amortization ($9.3 million) and decreases in merchandise inventories ($4.6 million) and accounts receivable ($0.5 million) and an increase in deferred income taxes ($2.0 million) were offset by a net loss ($15.2 million) and decreases in accrued liabilities ($6.4 million), accounts payable ($2.8 million) and an increase in the current income tax benefit ($8.7 million). The decrease in merchandise inventories is due in part to the sale of certain merchandise that will no longer be part of the Company's future merchandise presentation partially offset by timing of receipts for the Christmas season. The increase in the current income tax benefit was primarily due to the tax benefit generated from the Company's net loss for the nine months ended October 31, 2004. The decrease in accrued expenses is due in part to the payments to Capital Factors and International and Astra in connection with the settlement agreements discussed in Note 8 to the financial statements.

      The Company utilized cash in the first nine months of 2004 to fund capital expenditures ($3.8 million) primarily related to the opening of 6 new stores as well as store remodels in the first nine months of 2004, to repay the Company's subordinated debt at maturity ($0.6 million), and to pay financing costs ($0.1 million) associated with the second amended and restated Credit Agreement. These expenditures were primarily funded through increased revolver borrowings ($21.6 million) since January 31, 2004. Net cash used in investing activities for the nine months ended October 31, 2004 decreased by $5.7 million as compared to the nine months ended October 31, 2003 due to a decrease in the number of new store openings and store remodels.

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

      As of March 22, 2004, the Company and its lenders entered into a letter agreement pursuant to which the lenders under the Credit Agreement agreed that, as of March 23, 2004, the consolidated Capital Factors actions, the SEC investigation and the United States Attorney's investigation, each as described in Note 8 to the financial statements included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, had not resulted in a breach of the Credit Agreement. In addition, the lenders had agreed that none of these matters would give rise to a default or event of default under the Credit Agreement so long as the resolution of such matters met certain conditions.

      On September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions. See Note 8 to the financial statements.

      Subject to the contingencies identified in Note 8 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program, seasonal working capital needs and liabilities that currently exist or may arise with respect to the settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, and the investigation by the SEC. The Company intends to contest vigorously the putative class action complaints and the shareholder derivative complaint and exercise all of its available rights and remedies.

Given that these class action cases and the shareholder derivative complaint are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

      The Company was in compliance with the financial covenants of the Credit Agreement as of October 31, 2004. However, the Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. If an event of default occurs pursuant to the March 22, 2004 letter agreement or otherwise, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

Contractual Obligations and Contingencies

      The following summarizes the Company's contractual obligations at October 31, 2004:

                                                       PAYMENTS DUE BY PERIOD
                                                       ----------------------
                                               Less
                                               than            1 - 3           4 - 5         More than
(in thousands)                Total           1 year           years           years          5 years
--------------                -----           ------           -----           -----         ---------
Revolver                     $101,928        $     ---       $ 101,928        $   ---        $    ---
Accrued interest                  328              328             ---            ---             ---
Capital Factors
   Settlement
   obligation                   2,660            2,660             ---            ---             ---
Operating leases              180,452           30,104          81,262         38,140          30,946
                             --------        ---------       ---------        -------        ---------
Total contractual
   obligations               $285,368        $  33,092       $ 183,190        $38,140        $ 30,946
                             --------        ---------       ---------        -------        ---------

      In the normal course of business, the Company issues purchase orders to vendors for the purchase of merchandise inventories. The outstanding amount of these purchase orders is not included in the above table, as the purchase orders may be cancelled prior to delivery, without penalty, at the option of the Company. In addition, the Company is party to employment and severance agreements, previously filed with the SEC, with certain executive officers.

      Manny A. Brown, an Executive Vice President of the Company, tendered his resignation effective December 17, 2004. Mr. Brown gave the Company notice that he is terminating his employment for Good Reason as that term is defined in the Employment and Severance Agreement dated as of March 17, 1997 (the "Employment Agreement"). His notice states that Good Reason exists based upon his good faith belief that (i) his reporting responsibilities have changed as a result of the recently announced hiring by the Company of Lucinda M. Baier as its President and Chief Operating Officer and (ii) that his duties have become materially lower than those he carried out at the outset of his employment. Pursuant to the terms of the Employment Agreement, in the case of a Good Faith termination the Company would be required to make a payment of approximately $700,000 to Mr. Brown within 30 days after the termination of his employment. In addition, pursuant to the Employment Agreement, the Company is required to continue to keep in force policies of medical, accident, and life insurance with respect to Mr. Brown for a period of up to 18 months and to share the costs of such continuation in the same proportion as such costs were previously shared for a period of up to 18 months.

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

Critical Accounting Policies and Estimates

      The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended January 31, 2004. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the Company's Board of Directors.

      Due to the seasonal nature of the business, the Company has historically generated all or a significant majority of its income in the fourth quarter. The Company's current estimate of the cumulative year to date fiscal 2004 effective income tax rate is 36.2%. To the extent that income is significantly more or less than expected in the fourth quarter of 2004, the Company's effective income tax rate for the remainder of fiscal 2004 could vary significantly from that of the first nine months of fiscal 2004.

      Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from vendors. Periodic credits or payments from merchandise vendors in the form of consignment buydowns, volume or other purchase discounts and other vendor considerations are reflected in the carrying value of the inventory and recognized as a component cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon analysis and estimates made by the Company.

      To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company has historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to cost of sales unless evidence exists supporting an alternative classification. In 2003, the Company changed the terms of its Vendor Trading Agreements to include a vendor allowance for advertising calculated as a percentage of net merchandise purchases. The Company earned $1,473,000 and $1,814,000 of vendor allowances for advertising for the first nine months of fiscal years 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

      The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. No such purchases were made under this program during fiscal 2004 as compared to $150,000 of such purchases in the first nine months of fiscal 2003. This program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company's support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

Accounting for Guarantees

      In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34." The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2004.

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of October 31, 2004; however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.

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

Item 4. Controls and Procedures

      The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The United States Attorney for the Eastern Division of New York conducted a criminal investigation regarding the matters that include those alleged in the consolidated Capital Factors actions as described in Note 8 to the financial statements included in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004.

      On September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions.

      Under the non-prosecution agreement with the United States Attorney, the Company committed to pay restitution to Capital Factors, Inc. ("Capital Factors") in the amount of $10.8 million, and to pay $350,000 to the United States. In addition, as it has in the past, the Company will continue to cooperate with the United States Attorney's Office in connection with its investigation as requested, and has committed to maintain the corporate compliance program and other policy changes that the Company has implemented. So long as the Company fulfills its obligations under the non-prosecution agreement, the United States Attorney's Office has agreed not to prosecute the Company for any matters relating to Cosmopolitan Gem Corp.'s and Colorcast's scheme to defraud Capital Factors or any other party.

      The settlement agreement with Capital Factors and the separate settlement agreement with International Diamonds, L.L.C. ("International") and Astra Diamonds Manufacturers, Ltd. ("Astra") together provide for, among other things, full releases of the Company by Capital Factors, International, and Astra, for matters arising out of the consolidated Capital Factors actions in consideration of payments to Capital Factors of $10.8 million ($8.2 million of which was paid upon entry into the settlement agreement with Capital Factors and the remaining portion of which is payable by December 23, 2004) and to International and Astra an aggregate amount of $1.93 million (all of which was paid upon entry into the settlement agreement with International and Astra). Upon full payment of these amounts, Capital Factors, International and Astra have each agreed to dismiss all of their respective claims against the Company in the consolidated Capital Factors actions. The claims asserted against the Company by International and Astra have been dismissed with prejudice, as the $1.93 million due under the settlement agreement has been paid in full. On December 1, 2004, the Company prepaid the final amount due to Capital Factors under the settlement agreement. As the Company has fully satisfied its payment obligations to Capital Factors under the terms of the settlement, the parties have filed stipulations to dismiss the claims against the Company by Capital Factors with prejudice.

      In addition, as part of the settlements, Capital Factors and International and Astra have each agreed that they will release the Company from any claims related to certain consignment goods and proceeds, which were originally supplied to the Company by Ultimo, Inc., once such goods and proceeds have been paid into court or placed in escrow.

      Also as previously disclosed in September 2003, the SEC initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions. The Company has cooperated fully with the SEC in connection with this formal investigation.

      In accordance with Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. In earlier periods, the Company recorded litigation accruals totaling $9.2 million relating to consolidated Capital Factors actions and the United States Attorney and SEC investigations. In connection with the final settlement of the Capital Factors and United States Attorney's Office matters, the Company has recorded an additional accrual of $117,000 before income taxes for the quarter ended October 31, 2004. Including previously recorded payables and accruals and the Company's possession of certain consignment inventory which the Company took ownership on December 1, 2004 as a part of the Capital Factors settlement, the litigation accrual covers all payments made or to be made to Capital Factors, International, Astra and the United States.

      On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors above and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the

      On February 18, 2004, a putative class action complaint captioned Michael Radigan, et al., v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1196, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers, charging violations of Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder, and alleging that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The factual allegations of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

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

      On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint, and briefing on the motion is complete. No ruling in the motion to dismiss has yet been received.

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

      The Company intends to vigorously contest these putative class action complaints and the shareholder derivative complaint and exercise all of its available rights and remedies. Given that these cases are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

      The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.

Item 5 - Other Information

Forward-Looking Statements

      This release contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this release, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this release with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Whitehall Jewellers undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this release: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors;
(3) our ability to execute our business strategy and the related effects on comparable store sales and other results; (4) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (5) the high degree of fourth quarter seasonality of our business and the impact on the Company's profitability and liquidity; (6) the extent and success of our marketing and promotional programs; (7) personnel costs and the extent to which we are able to retain and attract key personnel;
(8) the effects of competition; (9) the availability and cost of consumer credit; (10) relationships with suppliers including the timely delivery to the Company of appropriate merchandise on payment terms consistent with past practice; (11) our ability to maintain adequate information systems capacity and infrastructure; (12) our leverage, liquidity, and cost of funds and changes in interest rates that may increase such costs; (13) our ability to maintain adequate loss prevention measures; (14) fluctuations in raw material prices, including diamond, gem and gold prices; (15) the impact of current or future price reductions on margins and resultant valuation allowances taken on certain merchandise inventory identified from time to time as items which would not be part of the Company's future merchandise presentation as well as alternative methods of disposition of this merchandise inventory and resultant valuations taken; (16) developments relating to settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, the SEC investigation, and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (17) regulation affecting the industry generally, including regulation of marketing practices; and (18) the risk factors identified from time to time in our filings with the SEC.

Item 6 - Exhibits

Exhibit Number                              Description
--------------                              -----------
10.1              Non-Prosecution Agreement dated as of September 28, 2004.
                  Incorporated by reference to Exhibit 10.1 of the Company's
                  Current Report on Form 8-K filed in September 28, 2004.

10.2 Letter to the United States Attorney for the Eastern District of New York dated September 28, 2004. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2004.

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

                                                   WHITEHALL JEWELLERS, INC.
                                                   (Registrant)

Date: December 9, 2004                       By:   /s/ John R. Desjardins
                                                   ----------------------
                                                   John R. Desjardins
                                                   Executive Vice President -
                                                   Chief Financial Officer and
                                                   Treasurer (duly authorized
                                                   officer and principal
                                                   financial officer)
                                       36