Form 10-K
period 2005-01-31
WHITEHALL JEWELLERS INC
filed 2005-04-15
CIK 868984

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

                   For the fiscal year ended January 31, 2005

                                       OR

          [ ] TRANSITION report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from _________ to ___________

                         Commission file number 1-15615

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2004 was $96,774,556 based on the closing price of $7.55 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

   Number of shares of Common Stock outstanding as of April 1, 2005: 13,952,940 Number of shares of Class B Common Stock outstanding as of April 1, 2005: 142

                                TABLE OF CONTENTS

Item                              Description                                  Page
----       -----------------------------------------------------------         ----
           PART I
 1         Business                                                              4
 2         Properties                                                           11
 3         Legal Proceedings                                                    11
 4         Submission of Matters to a Vote of Security Holders                  13

           PART II
 5         Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                    14
 6         Selected Financial Data                                              15
 7         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            16
 7A        Quantitative and Qualitative Disclosures about Market Risk           29
 8         Financial Statements and Supplementary Data                          30
 9         Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                             57
 9A        Controls and Procedures                                              57
 9B        Other Information                                                    58

           PART III
 10        Directors and Executive Officers of the Registrant                   58
 11        Executive Compensation                                               58
 12        Security Ownership of Certain Beneficial Owners and
           Management and  Related Stockholder Matters                          58
 13        Certain Relationships and Related Transactions                       58
 14        Principal Accountant Fees and Services                               59

           PART IV
 15        Exhibits and Financial Statement Schedules                           60
           Signatures

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive proxy statement to be distributed in conjunction with the registrant's annual stockholders' meeting to be held in 2005 (the "Proxy Statement"), as indicated herein.

FORWARD-LOOKING STATEMENT

      This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," "opinion" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors;
(3) increased competition from specialty jewelry retail stores, the Internet and mass merchant discount stores which may adversely impact our sales and gross margin; (4) our ability to execute our business strategy and the related effects on comparable store sales and other results; (5) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings; (6) the high degree of fourth quarter seasonality of our business and the impact on the Company's sales, profitability and liquidity; (7) the extent and success of our merchandising, marketing and promotional programs;
(8) personnel costs and the extent to which we are able to retain and attract key personnel; (9) the effects of competition; (10) the availability and cost of consumer credit; (11) relationships with suppliers, including the timely delivery to the Company of appropriate merchandise on payment terms consistent with past practice; (12) our ability to maintain adequate information systems capacity and infrastructure; (13) our continued ability to secure sufficient financing on acceptable terms, including, if an event of default were to occur pursuant to the Company's revolving loan facility, the Company may be required to negotiate relief with its lenders or seek new financing to which there may be no assurance that new financing agreements would be available on acceptable terms or at all; (14) our leverage, liquidity, and cost of funds and changes in interest rates that may increase such costs; (15) our ability to maintain adequate loss prevention measures; (16) fluctuations in raw material prices, including diamond, gem and gold prices; (17) the impact of current or future price reductions on margins and resultant valuation allowances taken on certain merchandise inventory identified from time to time as items which would not be part of the Company's future merchandise presentation as well as alternative methods of disposition of this merchandise inventory and resultant valuations taken; (18) developments relating to settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, the Securities and Exchange Commission investigation, and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; and (19) regulation affecting the industry generally, including regulation of marketing practices.

PART I

ITEM 1. BUSINESS

THE COMPANY

      Founded in 1895, we are a national specialty retailer of fine jewelry offering a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. As of April 1, 2005, we operated 384 mall-based stores in 38 states under the established brand names of Whitehall Co. Jewellers (327 stores), Lundstrom Jewelers (55 stores) and Marks Bros. Jewelers (2 stores).

OPERATING STRATEGIES

      The principal elements of our operating strategy are as follows:

      Small, Flexible Store Format. Our average store size is approximately 874 square feet and adapts to various sizes and configurations. Our stores are typically located in high visibility mall locations and provide our customers with a comfortable and inviting shopping environment. The stores' open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for us. Furthermore, the stores' small, flexible format (which lowers our fixed occupancy costs) and sales per square foot productivity are desirable to mall owners. Because of our flexible store format and our reputation among mall developers as a strong tenant, we have historically received more offers for attractive new store sites than we accept. We believe that real estate is important to our business, and site selection is a competency of our management team.

      Brand Imaging. We reinforce the image of our store brand names, Whitehall Co. Jewellers and Lundstrom Jewelers, through merchandise selection and price points, store layout and fixtures, packaging, marketing and promotions. Whitehall Co. Jewellers is our primary trademark. Having multiple brands allows us to enter a given mall with multiple locations, leverage our infrastructure within a given region and increase the number of potential store sites available to us.

      Merchandising. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. Within these categories, we augment our selection with consignment merchandise. We stock a broad assortment of higher price point merchandise. For example, in fiscal 2004 more than 32% of our overall sales resulted from purchases of items priced at or above $1,500. We carry a focused selection of watches in most stores and virtually no costume jewelry or non-jewelry gift merchandise.

      Sales-Oriented Store Personnel. We believe that the quality of our sales personnel is important to our success. Our sales personnel are authorized to discount prices within specifically developed guidelines to assist their selling efforts. We seek to enhance the selling skills of our sales associates through recruitment of experienced sales personnel and training programs. Certain non-sale activities are centralized, allowing sales personnel to focus more on our customers.

      Absence of Recourse Credit Risk. We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit card (which is available through a third party and is non-recourse to us) or other non-recourse third party credit arrangements. Our policy limits credit risk associated with a customer's failure to pay. Recourse against us is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud). In cooperation with G.E. Capital Consumer Card Co. ("G.E.C.C."), our private label credit card program provider, we often offer our customers competitive, interest-free terms for varying periods of time and other attractive offerings in order to promote our jewelry.

      Experienced Management Team. Hugh M. Patinkin, the Company's Chairman and Chief Executive Officer passed away unexpectedly on March 30, 2005. Lucinda M. Baier, the Company's President and Chief Operating Officer was subsequently appointed Chief Executive Officer, President and Chief Operating Officer. Before his death, Mr. Hugh Patinkin was focused on strengthening the management team. During fiscal year 2004, the Company hired Ms. Baier as the new President and Chief Operating Officer and Ms. Debbie Nicodemus-Volker as the Executive Vice President, Merchandising. The Company's Chief Financial Officer,

John R. Desjardins and Executive Vice President, Store Operations, Matthew Patinkin have both worked at the Company for over 25 years.

      Our four-person executive management team has on average 20 years of retail industry experience and an average of over 13 years of experience with Whitehall Jewellers. In addition, this group has a combined beneficial interest in the Company in excess of 11.1% of our common stock as of April 1, 2005. We have an experienced middle management team. We are focused on identifying, recruiting and retaining skilled and experienced individuals for our management organization.

GROWTH STRATEGIES

      The important elements of our growth strategy are as follows:

      Refine Merchandising Initiatives. We continue to refine our product offerings with the long-term goal of increasing the number of customer transactions and the average transaction value per customer. We intend to continue to refine our merchandising practices by adjusting the breadth and depth of our merchandise assortment; the mix of our assortment; and the pricing of our assortment.

      Enhance Sales and Marketing Initiatives. We use direct marketing and in-store promotions to stimulate store sales. We plan to continue to utilize targeted direct mailing initiatives. The Company slightly reduced the size of its total direct mailings during fiscal year 2004. We intend to continue to refine the direct mail program in fiscal year 2005.

      Strengthen Brand Imaging. We are focused on enhancing the Company's brand names through improved marketing, merchandising and customer service.

      Improve Operational Execution. We are focused on improving the consistency of our operational execution. The Company is working to improve its in-stock positions on featured merchandise.

      New Store Growth. New stores are a part of our long-term growth plan. As of January 31, 2005, we have grown to 382 stores. During fiscal year 2004, we opened 6 new stores and closed 4 existing stores. During fiscal year 2005, we expect to open 7 new stores and anticipate that 4 of the openings will be completed by June and the remainder will be completed by September. Our new stores are in what we consider to be some of the better malls in the country.

STORE OPERATIONS

      Site Selection. We are disciplined in our site selection methodology. Our stores average approximately 874 square feet and our layout is flexible. We typically locate our stores in high traffic, "center court" or corner locations in desirable regional and super-regional malls throughout the United States. We select locations for stores based on our evaluation of individual site economics and market conditions. When deciding to enter a new market, we evaluate a number of criteria including the following:

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

   -  store locations of our competitors; and

   -  overall retail sales potential.

      Store Layout. Our stores are typically located in high traffic, "center court" or corner locations and provide our customers with a comfortable and inviting shopping environment. Most of the stores have an open storefront. Stores are brightly lit and generally are designed to have display cases situated near the lease line. Formatting the stores in this "customer-friendly" manner and without a formal entryway allows a casual mall shopper to come in close contact with the store's merchandise and personnel.

      Store Management. Typically, each of our stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters. A number of non-sales related administrative functions are performed at our corporate office in Chicago. The store managers are assisted by a staff that often includes an assistant manager and four to eight sales associates, determined upon store operating hours and anticipated sales volume. We have approximately 34 district managers, each supervising between 8 and 14 stores, who concentrate their efforts on execution of store-focused sales strategies. In addition, 8 regional supervisors oversee all field operations and concentrate their efforts on the execution of store-focused sales strategies, compliance with operating policies, and communication between the corporate office and the field. The Company's Executive Vice President - Operations is responsible for store operations and the oversight of the 8 regional supervisors.

      Operating Cost Controls. Our store operations are designed to maintain low operating costs at the store level. Our small average store size reduces fixed costs, and the lack of recourse credit eliminates the need for most overhead expenses normally associated with credit operations. We seek to reduce store-level operating costs through efficient sales staff utilization.

      Store Employee Compensation. We seek to hire experienced sales personnel and motivate our store employees by linking a percentage of employee compensation to individual and/or store sales performance, as well as by offering opportunities for promotion within the Company.

      Employee Training. We believe that providing knowledgeable and responsive customer service is important to our success and, accordingly, have developed and implemented employee training programs. New sales staff receive on-the-job training upon the commencement of employment. We utilize a workbook-based program of product knowledge, sales and operational process training. New store managers undergo a similar sequence of learning activities.

MERCHANDISING

      We believe that an important element of our success is our merchandising strategy that reflects our customer orientation and small store format. We seek to provide an assortment of items across a broad range of price points in our product categories: diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, precious and semi-precious jewelry and watches. We carry a focused selection of watches and virtually no costume jewelry or non-jewelry gift merchandise. In addition, customers may special-order certain items which are not offered in our store merchandise assortment.

      On average, our stores each offer approximately 2,700 individual items, including approximately 1,450 core assortment items. These core items, which comprise many of our more popular merchandise programs, accounted for approximately 77% of net sales in fiscal 2004.

      The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                        FISCAL YEAR ENDED JANUARY 31,
                                -------------------------------------------
                                 2002        2003         2004         2005
                                -----       -----        -----        -----
Diamonds                         64.6%       66.4%        65.3%        65.6%
Gold                             18.6        17.4         15.6         15.6
Precious/Semi-Precious           15.3        14.2         14.6         13.1
Watches                           1.5         2.0          4.5          5.7
                                -----       -----        -----        -----
Total Merchandise Sales         100.0%      100.0%       100.0%       100.0%
                                =====       =====        =====        =====

      We customize the merchandising of our stores based upon each store's sales volume and historical selling patterns. We test new items in our stores and monitor their sales performance to identify additional sales opportunities.

      Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 2.5% of fiscal 2004 net sales) and jewelry service plans provided through a third party provider (sales from which represented 2.9% of fiscal 2004 net sales). Jewelry repair services are provided through independent jewelers under contract, which are performed on-site at some of our stores.

ADVERTISING AND PROMOTIONS

      Our advertising strategy includes in-store and point-of-sale marketing and direct mail campaigns. Our customer database, which currently consists of over
1.1 million customers, has allowed us to develop targeted advertising, marketing and promotional campaigns. We test various direct mail campaigns as part of our advertising initiatives. Special promotions such as diamond restyling events and "Vice President's Day Events," as well as point-of-sale signage and in-store flyers, are designed to increase traffic through our stores and generate an urgency for customers to make purchases. These promotions vary from year to year and among stores.

      We generally offer customers a 30-day return and 90-day exchange policy. In addition, we offer a trade-in policy for certain merchandise.

      We offer a layaway program that enables our customers to hold an item at our stores and pay for it over a one-year period without interest charges. The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments. We retain possession of merchandise placed in layaway until the customer has made all required payments.

CREDIT

      We operate based upon a "no credit risk" policy. When purchasing on credit, customers must use their personal credit cards (e.g., Visa, MasterCard, American Express and others), our private label credit card, which is available through a third party, G.E.C.C., and is non-recourse to us, or other non-recourse third party credit arrangements. Our policy limits credit risk associated with a customer's failure to pay. We believe that our ability to offer credit through our "private label" credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards. Sales on our private label credit card or other non-recourse third party credit arrangements tend to generate higher average sales. In fiscal 2004, our average private label credit sale was approximately $835, compared to our average personal credit card sale of approximately $247.

      Under the credit programs, the financial services companies have no recourse against us based on the customer's failure to pay; recourse against us is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud). Our expense related to these cases was approximately 0.2% of sales during fiscal year 2004. Our credit card discount expense for fiscal year 2004 and fiscal year 2003 represented 3.2% and 3.0% of credit sales, respectively. In general, our credit card discount expense is higher for our private label programs than for personal credit cards, such as Visa and MasterCard. G.E.C.C. provides credit to our customers using its own credit criteria and policies. We pay a fee to G.E.C.C. based primarily upon the volume of credit, average ticket and type of promotion extended. We have similar non-recourse arrangements with other financial services companies, which we use in addition to G.E.C.C.'s program to assist customers in financing their purchases. In addition, we utilize a check authorization company which, for a fee, guarantees payments on transactions involving certain personal checks.

      From time to time, we offer our customers interest free promotions on our private label credit program. Under this program, G.E.C.C. offers customers a financing arrangement with no interest for certain periods of time (e.g. three months no interest, six months no interest, twelve months no interest), for which we pay G.E.C.C. a rate that varies based on the average transaction size and type of credit promotion. This program enables us to offer our customers competitive, interest-free terms and other attractive promotions despite our "no credit risk" policy.

SEASONALITY

      Our business is highly seasonal. During fiscal 2004, a significant portion of our sales and net income was generated during the fourth fiscal quarter ending January 31, 2005. Fourth quarter net income was $5.3 million as compared to a net loss of $15.2 million recorded in the previous three quarters. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue.

PURCHASING

      We do not manufacture our merchandise. We purchase substantially all of our inventory, including loose gems, directly from leading suppliers located in the United States and abroad. We purchase merchandise from approximately 126 vendors, primarily in the United States, Israel, Italy, India, China, and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements. During fiscal 2004, our largest supplier and five largest suppliers accounted for approximately 12% and 38%, respectively, of the merchandise we purchased. During fiscal 2003, our largest supplier and five largest suppliers accounted for approximately 11% and 46%, respectively, of the merchandise we purchased. We have certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by us or by other companies. We believe that the relationships we have established with our suppliers and subcontractors are good. We have not experienced difficulty in obtaining satisfactory sources of supply and believe that adequate alternative sources of supply exist for most of the merchandise sold in our stores. However, the loss of one or more of our major suppliers, particularly at certain critical times of the year, could have a material adverse effect on us.

      We maintain a quality assurance program, with most shipments from suppliers being counted or weighed and visually inspected upon receipt at our distribution center in Chicago, Illinois.

      During fiscal 2004, our average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 57% of the total cost of our on-hand merchandise with the remaining percentage being trade payables and consignment inventory. Under the terms of our vendor trading agreements for non-consignment inventory, we are often granted return privileges, based on a formula, which permit us to return certain unsold merchandise. Our consignment inventory permits us to have more merchandise available for sale in stores, providing increased selection while reducing our inventory risk.

      As participants in the jewelry industry, we are affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2004, diamonds, gold, precious and semi-precious jewelry accounted for approximately 94.3% of our net merchandise sales. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The Diamond Trading Company has traditionally controlled the marketing of a majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond site holders from its London office in quantities and at prices determined in its discretion. Several years ago the Diamond Trading Company implemented a "Supplier of Choice" initiative. The impact of this initiative on the diamond supplier base is not yet fully known. The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole.

      We are constantly altering the mix of our products and we have over the last several years increased the percentage of higher priced items in our stores. Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

INVENTORY LOSS PREVENTION

      We undertake substantial efforts to safeguard our jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items. In addition, our inventory management and control system, which tracks each item in our inventory, provides a further check against loss or theft. We have a full-time executive who directs our loss prevention department. The loss prevention department consists of corporate and field based employees who are responsible for the development and maintenance of loss prevention procedures, including training and investigations. We maintain insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises and in our distribution facility, whether owned or on consignment, in amounts that we believe are reasonable and adequate for the types and amounts of merchandise that we carry. During fiscal 2004, inventory shrinkage was approximately 1.0% of sales.

MANAGEMENT INFORMATION SYSTEMS

      We utilize customized management information systems throughout our business to facilitate the design and implementation of selling strategies and as an integral part of our financial and other operational controls. Our management information system utilizes IBM AS400 systems as its foundation. The system incorporates point-of-sale computers in our stores with a merchandise management and purchase order management system and utilizes software specifically designed or customized for the jewelry industry. The information system has been upgraded to support our current needs but further upgrading is necessary to support our operations and growth.

      We use the management information system to track each individual item of merchandise from receipt to ultimate sale to the customer or return to the vendor. As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial. This system enables management to review each store's and each employee's productivity and performance. The system enables us to manage our inventory at the store level, including the automatic replenishment of merchandise generally once or twice a week.

      The system automatically provides a daily reconciliation of each store's transactions for prompt investigation of discrepancies. The point-of-sale computers are polled nightly and updated data is available at the beginning of the following day for use by support office and store supervisory personnel, and for transfer into our accounting, merchandising and other management information systems.

      We have implemented, through our point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.). Our store managers and sales associates often use this data in their efforts to contact customers and anticipate and facilitate future add-on purchases by our customers. We also use the customer data in our direct marketing promotional campaigns. In addition, the point-of-sale systems track required inspection dates for customers with diamond warranties.

COMPETITION

      The jewelry retail business is fragmented and highly competitive. We primarily compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls, as well as with department stores, mass merchant discount stores, direct mail suppliers, televised home shopping networks and Internet commerce. Diamond Promotional Service, a marketing arm of DeBeers, has traditionally supported the national marketing of diamonds. Certain of our competitors are substantially larger and have greater financial resources than the Company and can take advantage of national advertising programs. We believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry.

      We believe that the primary competitive factors affecting our operations are store location and atmosphere; quality of sales personnel and service; breadth, depth and quality of merchandise offered; pricing; credit; marketing and our stores' reputation.

      Over the past several years a number of businesses began marketing fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing is impacting the jewelry retailing business, resulting in lower price points and margins, and may adversely affect our results of operations or financial condition. We are not currently transacting Internet sales of jewelry.

INTELLECTUAL PROPERTY

      Whitehall(R) Co. Jewellers and Lundstrom(R) Jewelers are registered trademarks in the United States. In addition, the Company operates a limited number of stores under the Mark Bros. (TM) name. The Company sells proprietary branded solitaire diamond merchandise under the White Star(R) brand. We also have registered the Internet domain names "whitehalljewellers.com" and "lundstromjewelers.com." Our trademarks are held by, and our licensing activity is conducted by, WH Inc. of Illinois, a wholly owned subsidiary of Whitehall Jewellers.

EMPLOYEES

      As of January 31, 2005, we had 2,503 employees, including 2,299 full and part-time store level employees. We usually hire a limited number of temporary employees during each Christmas selling season. None of our employees are represented by a union.

REGULATION

      Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider. Although credit to our customers is provided by third parties with limited recourse to us based upon a customer's failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

      In addition, our operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry.

      The Company is subject to the jurisdiction of federal, various state and other taxing authorities. From time to time, these taxing authorities conduct reviews or audits of the Company.

AVAILABLE INFORMATION

      We maintain an Internet website at www.whitehalljewellers.com that includes a hypertext link to the Securities and Exchange Commission's website where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

      The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter and Long Range Planning Committee Charter are available on the Company's website and upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606, Attention: John R. Desjardins or by telephone to (312) 782-6800.

ITEM 2. PROPERTIES

      As of April 1, 2005, we operated 384 stores in 38 states. All of these stores are leased and are predominantly located in regional or super-regional malls. Our typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent payment based on store sales and certain other occupancy charges. At January 31, 2005 the average remaining life of the leases for our stores was approximately five years. While there can be no assurance, we expect to be generally able to renew desirable leases as they expire.

      We lease approximately 41,000 square feet of office and administrative space in Chicago, Illinois, in an office building housing our corporate headquarters, distribution functions and quality assurance operations. This lease expires on December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

      On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. ("Capital Factors") and settled as disclosed in the Company's Quarterly Report in Form 10-Q for the fiscal quarter ended October 31, 2004 and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The Complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

      On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint. The motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. Briefing on this motion is not yet complete. If the Company is successful on its motion, the class in this action may be limited to the period November 19, 2001 through June 6, 2002.

      On June 15, 2004, a shareholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, et al., Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above. The plaintiff has agreed to the filing of a joint motion to stay the proceedings in this case pending the District Court's determination of the Defendants' motions to dismiss in the federal securities class actions. On September 8, 2004, the Court granted a stay motion without argument. The lawsuit has been stayed through June 30, 2005.

      On February 22, 2005, a verified derivative complaint captioned Myra Cureton v. Richard K. Berkowitz, et. al., Case No. 05 C 1050, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Richard Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. The defendants' time to answer or otherwise plead has not yet come.

      The Company intends to vigorously contest these putative class action complaints and the derivative complaints and exercise all of its available rights and remedies. Given that these cases are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

      As previously disclosed in September 2003, the SEC initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions. The Company has fully cooperated with the SEC in connection with this formal investigation.

      By letter from counsel dated October 26, 2004, A.L.A. Casting Company, Inc. ("ALA"), a supplier and creditor of Cosmopolitan Gem Corporation ("Cosmopolitan"), informed the Company that it had been defrauded by Cosmopolitan and was owed $506,081.55 for goods shipped to Cosmopolitan for which payment was never received. ALA claimed that the Company is jointly and severally liable for the full amount of $506,081.55 owed by Cosmopolitan because the Company aided and abetted Cosmopolitan's fraud and participated in, induced or aided and abetted breaches of fiduciary duty owed to ALA by Cosmopolitan. ALA has indicated its intention to pursue its claim, but the Company has not received notice that litigation has been filed. The Company intends to vigorously contest this claim and exercise all of its available rights and remedies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock began trading on the New York Stock Exchange under the symbol "JWL" on January 27, 2000. Prior to that date the Company's common stock traded on the NASDAQ National Market System under the symbol "WHJI." At March 31, 2005, there were 103 registered holders of Class B stock and 325 registered holders of Common Stock for a total of 428 registered shareholders. There is no established trading market for the Company's Class B stock.

Year ended January 31               2005                         2004
---------------------        High          Low             High        Low
                            ------        -----           ------      ------
First Quarter               $ 9.98        $8.65           $10.23      $ 7.90
Second Quarter                9.10         7.05            12.20        8.88
Third Quarter                 8.63         7.42            12.60       10.23
Fourth Quarter                8.95         6.88            13.25        8.66
                            ------        -----           ------      ------

The Company did not declare any dividends in fiscal 2004 and 2003 and intends to retain its earnings to finance future growth. Therefore, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. In addition, the Company's Credit Agreement contains restrictions of the Company's ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                Selected Historical Financial and Operating Data

The following table sets forth certain financial and operating data of the Company. The selected statement of operations data and balance sheet data as of and for the fiscal year ended January 31, 2005 (fiscal 2004) and each of the four prior fiscal years are derived from audited financial statements of the Company. The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements appearing elsewhere herein.

           (In thousands, except per
       share and selected operating data)              Fiscal 2004     Fiscal 2003    Fiscal 2002    Fiscal 2001     Fiscal 2000
-----------------------------------------------        -----------     -----------    -----------    -----------     -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                              $   334,206     $   344,655    $   341,037    $   338,911     $   355,065
Cost of sales (including buying
   and occupancy expenses)                                 221,370         217,622        213,242        207,227         217,344
                                                       -----------     -----------    -----------    -----------     -----------
  Gross profit                                             112,836         127,033        127,795        131,684         137,721
Selling, general and
   administrative expenses (1)                             115,028         114,624        104,891        108,481         112,706
Professional fees and other charges (2)                      7,679          21,874          2,899          1,494           2,894
                                                       -----------     -----------    -----------    -----------     -----------
  (Loss) income from operations                             (9,871)         (9,465)        20,005         21,709          22,121
Interest expense                                             4,365           4,110          4,341          6,902           5,757
                                                       -----------     -----------    -----------    -----------     -----------
  (Loss) income before income taxes                        (14,236)        (13,575)        15,664         14,807          16,364
Income tax (benefit) expense                                (4,353)         (4,861)         5,970          5,153           6,103
                                                       -----------     -----------    -----------    -----------     -----------
  (Loss) income before cumulative
      effect of accounting change                           (9,883)         (8,714)         9,694          9,654          10,261
Cumulative effect of accounting change, net (3)                 --              --             --             --          (3,068)
                                                       -----------     -----------    -----------    -----------     -----------
  Net (loss) income                                    $    (9,883)    $    (8,714)   $     9,694    $     9,654     $     7,193
                                                       ===========     ===========    ===========    ===========     ===========

DILUTED EARNINGS PER SHARE:
(Loss) income before cumulative
   effect of accounting change                         $     (0.71)    $     (0.62)   $      0.64    $      0.66     $      0.64
Selected Operating Data:
  Stores open at end of period                                 382             380            370            364             348
  Average net sales per store (4)                      $   861,000     $   925,000    $   925,000    $   952,000     $ 1,116,000
  Average net sales per gross square foot (5)          $       976     $     1,066    $     1,068    $     1,093     $     1,286
  Average merchandise sale                             $       304     $       285    $       302    $       304     $       319
  Comparable store sales decrease increase (6)                (3.7%)          (0.6%)         (1.9%)        (10.7%)          (1.7%)
Balance Sheet Data (at end of period)
  Merchandise inventories                              $   183,676     $   206,146    $   196,694    $   173,098     $   184,185
  Working capital                                           40,200          45,678         57,777         52,658          46,074
  Total assets                                             256,830         286,997        272,479        252,091         261,926
  Total debt                                                73,793          80,980         99,630         45,667          61,860
  Stockholders' equity, net                                 96,623         105,768        117,901        113,145         103,058

(1) In fiscal 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets," and has discontinued amortization of goodwill. (See Note 7)

(2) Includes legal, accounting and consulting services expenses, litigation charges and severance accruals.

(3) Reflects net cumulative effect in the change in accounting for layaway sales.

(4) Average net sales per store represents the total net sales for stores open for a full fiscal year divided by the total number of such stores.

(5) Average net sales per gross square foot represents total net sales for stores open for a full fiscal year divided by the total square feet of such stores.

(6) Comparable store sales are defined as net sales of stores which are operating for each month in the current reporting period as well as open for the same month during the prior year reporting period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements, including the notes thereto. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the information contained under the heading "Forward-Looking Statements" at the beginning of this report.

OVERVIEW The Company is a mall-based national retailer of fine jewelry operating 382 stores in 38 states as of January 31, 2005. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions affecting disposable consumer income.

Although fiscal year 2004 was a challenging one for the Company's business, the Company also took a number of significant steps during the year, including that the Company:

      - Strengthened its executive management team by filling a newly created role of President and Chief Operating Officer and hiring a new Executive Vice President, Merchandising. These new members of the management team add general management, business process, financial and brand building expertise.

      - Signed a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and settled the consolidated Capital Factors actions.

      - Instituted a program to identify and sell non-productive inventory that would no longer be part of the Company's future merchandise presentation. This program resulted in the sell through of approximately $18.5 million of such merchandise at cost, which negatively impacted gross margin.

      - Enhanced the Company's assortment of merchandise through the introduction of 157 new styles nationwide for the 2004 Christmas holiday season. Sales of such items plus other new items tested in certain store locations accounted for approximately 15% of merchandise sales in the November and December 2004 holiday season.

On March 30, 2005, Hugh M. Patinkin, the Company's Chairman and Chief Executive Officer passed away unexpectedly. The Company's Board of Directors appointed Daniel H. Levy, a member of the Company's Board of Directors since 1997, as Chairman and Lucinda M. Baier, the Company's President and Chief Operating Officer as Chief Executive Officer.

The Company's business is highly seasonal. During fiscal year 2004, a significant portion of the Company's sales and net income was generated during the fourth fiscal quarter ending January 31, 2005. Fourth quarter fiscal year 2004 net income was $5.3 million as compared to a net loss of $15.2 million recorded in the previous three quarters. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of store remodels and closures; timing of certain holidays and Company-initiated special events; changes in the Company's merchandise; inventory availability and the Company's ability to fund inventory purchases and to time such purchases correctly; marketing or credit programs; general economic, industry, weather conditions and disastrous national events that affect consumer spending; and the pricing, merchandising, marketing, credit and other programs of competitors.

RESULTS OF OPERATIONS The following table sets forth for the periods indicated certain information derived from the statements of operations of the Company expressed as a percentage of net sales for such periods.

               Percentage of net sales                       Fiscal 2004     Fiscal 2003    Fiscal 2002
-------------------------------------------------------      -----------     -----------    -----------
Net sales                                                       100.0%          100.0%         100.0%
Cost of sales (including buying and occupancy expenses)          66.2            63.1           62.5
                                                                -----           -----          -----
  Gross profit                                                   33.8            36.9           37.5
Selling, general and administrative expenses                     34.4            33.3           30.8
Professional fees and other charges                               2.3             6.3            0.8
                                                                -----           -----          -----
  (Loss) income from operations                                  (2.9)           (2.7)           5.9
Interest expense                                                  1.3             1.2            1.3
                                                                -----           -----          -----
  (Loss) income before income taxes                              (4.2)           (3.9)           4.6
Income tax (benefit) expense                                     (1.3)           (1.4)           1.8
                                                                -----           -----          -----
  Net (loss) income                                              (2.9%)          (2.5%)          2.8%
                                                                =====           =====          =====

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

NET SALES

Net sales decreased $10.5 million, or 3.0%, to $334.2 million in fiscal year 2004 from $344.7 million in fiscal year 2003. Comparable store sales decreased $12.5 million, or 3.7%, in fiscal year 2004. Additionally, sales were lower by $4.2 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $5.9 million, $0.3 million due to changes in the provision for sales returns and allowances and support office sales. The comparable store sales decrease was primarily due to lower unit sales in fiscal year 2004 in comparison to the prior year. The total number of merchandise units sold decreased 9.8% in fiscal year 2004 compared to fiscal year 2003 while the average price per item sold increased by approximately 6.7% to $304 in fiscal year 2004 from $285 in fiscal year 2003. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during promotional events and the holiday season during fiscal year 2004 compared to fiscal year 2003. The increase in average price per merchandise sale was due in part to sales of certain discontinued merchandise on which price reductions were taken which had an average price per merchandise sale of $378 in fiscal year 2004. Excluding such merchandise, the average price per merchandise sale was $297 in fiscal year 2004. Credit sales as a percentage of net sales increased to 42.1% in fiscal year 2004 from 40.3% in fiscal 2003. The Company opened 6 new stores and closed 4 stores during fiscal year 2004, increasing the number of stores operated to 382 as of January 31, 2005 from 380 as of January 31, 2004.

GROSS PROFIT

Gross profit decreased $14.2 million, or 11.2%, to $112.8 million in fiscal year 2004, from $127.0 million in fiscal year 2003. As a percentage of net sales, gross profit decreased to 33.8% in fiscal year 2004 from 36.9% in fiscal year 2003. The gross profit rate decreased by approximately 140 basis points due to increases in store occupancy, depreciation and buying costs, and the de-leveraging of such costs due to the decrease in fiscal year 2004 sales. Merchandise gross margins declined by approximately 115 basis points resulting from price reductions on certain discontinued merchandise beginning mid-July 2004. The gross profit rate was negatively impacted by approximately 55 basis points due to an increase in the provision for certain damaged and other merchandise inventories. The gross profit rate was also negatively impacted by an increase in the sales mix of items which carry a lower margin. These margin decreases were partially offset by somewhat lower in-store discounting, and price increases which were implemented during 2004 on certain merchandise items.

The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation in addition to the items remaining in the Company's clearance program. Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $30.8 million with an approximate merchandise cost of $18.5 million since program inception in July 2004. In addition, the Company has reduced such discontinued merchandise by approximately $2.1 million due in part to vendor returns. As of January 31, 2005, the Company had approximately $49.8 million, at cost, of such discontinued merchandise inventory. The impact of these sales accounted for a margin decline of approximately 115 basis points during fiscal year 2004. Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical merchandise margins on such merchandise. It is the Company's current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise in future periods, which will negatively impact margins. The Company in future periods may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

EXPENSES

Selling, general and administrative expenses, excluding professional fees and other charges, in fiscal year 2004 increased $0.4 million, or 0.4%, to $115.0 million from $114.6 million in fiscal year 2003. As a percentage of net sales, selling, general and administrative expenses increased to 34.4% in fiscal year 2004 from 33.3% in fiscal year 2003. Higher personnel expense ($2.2 million) and higher credit expense ($0.1 million) were partially offset by lower advertising expense ($1.1 million) and lower other expense ($0.8 million). Payroll costs increased primarily due to the addition of support office positions, improving the quality of support office staff and associated recruiting costs. Advertising expense decreased due to the elimination of holiday radio advertising, a reduction in the number of names mailed in direct mail campaigns and the elimination of certain promotional flyers. The decrease in other expense is primarily due to lower accruals for insurance and lower accruals for state and local taxes, based on revised estimates, than those recorded in the prior year.

Professional fees and other charges decreased by $14.2 million to $7.7 million in fiscal year 2004 from $21.9 million in fiscal year 2003. As previously disclosed, on September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions. Professional fees decreased by approximately $6.5 million in fiscal year 2004 from the prior year primarily due to the settlement of the consolidated Capital Factors actions and the non-prosecution with the United States Attorney's Office for the Eastern District of New York, partially offset by approximately $1.2 million of costs incurred in connection with compliance with certain sections of the Sarbanes-Oxley Act of 2002. In addition, during fiscal year 2004, the Company recorded an accrual of approximately $1.0 million primarily related to the settlement of the consolidated Capital Factors actions, the non-prosecution agreement with the United States Attorney's as compared to an accrual of $8.6 million recorded in fiscal year 2003 due to such matters. In addition, the Company recorded a severance related charge of approximately $0.8 million during fiscal year 2004 as compared to a charge of approximately $1.0 million during fiscal year 2003.

LOSS FROM OPERATIONS

As a result of the factors discussed above, loss from operations was $9.9 million in fiscal year 2004 compared to $9.5 million in fiscal year 2003. As a percentage of net sales, loss from operations was 2.9% in fiscal year 2004 as compared to 2.7% in fiscal year 2003.

INTEREST EXPENSE

Interest expense increased $0.3 million, or 6.2%, to $4.4 million in fiscal year 2004 from $4.1 million in fiscal year 2003. The increase in interest expense resulted from higher average interest rates and higher average outstanding borrowings, which were partially offset by the write-off in fiscal year 2003 of deferred loan costs associated with the prior credit facility.

INCOME TAX BENEFIT

Income tax effective rate decreased in fiscal year 2004 to 30.6% from 35.8% in fiscal year 2003. The income tax benefit associated with the loss in fiscal year 2004 was partially offset by a change in the Company's valuation allowance with respect to the Company's current expected ability to use certain state income tax net operating loss carry forwards in certain jurisdictions, resulting in an overall decrease in the effective tax rate. At January 31, 2005, the Company had $8.3 million of federal net operating loss carryforwards available. The deferred tax asset for federal net operating loss carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences and management's forecast of future taxable income. Management has concluded that no valuation allowance was necessary on the federal net operating loss carryforward and remaining net deferred tax assets as utilization is more likely than not to occur. However, should actual taxable income for fiscal year 2005 differ unfavorably in comparison to management's forecast of future taxable income, a valuation allowance against the full amount of the federal net operating loss may be required.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

NET SALES

Net sales increased $3.7 million, or 1.1%, to $344.7 million in fiscal year 2003 from $341.0 million in fiscal year 2002. Comparable store sales decreased $1.9 million, or 0.6%, in fiscal year 2003. The slower economy and lower consumer confidence had a negative impact on sales, which was partially offset by increased sales generated from new promotional initiatives, including semi-annual two-day events and the enhancement of other special promotions and the expansion of the watch lines carried in inventory. These new initiatives were introduced primarily during the first three quarters of fiscal year 2003. Comparable store sales in the first six months of fiscal year 2003 decreased 7.9% while comparable sales in the last six months of fiscal year 2003 increased 5.3%. Additionally, sales were lower by $6.5 million due to store closings and stores closed for remodeling for limited periods and by $1.9 million due to changes in sales returns and allowances, of which, $0.3 million was due to fiscal year 2003 reserve activity. The remaining $1.6 million change in the reserve for sales returns and allowances reflects the historical trends in returns which are governed by the Company's return policies and management's initiatives to ensure compliance with those policies which resulted in a reduction in the sales returns and allowances in fiscal year 2002.

These decreases were offset by sales from new store openings of $14.0 million. The Company plans to significantly reduce new store openings in fiscal year 2004. The total number of merchandise units sold increased 7.7% in fiscal year 2003 compared to fiscal year 2002 while the average price per item sold decreased by approximately 5.7% to $285 in fiscal year 2003 from $302 in fiscal year 2002. The decline in average price per merchandise sale and the increase in the number of merchandise units sold was primarily due to a significant increase in the number of lower price-point advertised items sold during promotional events during fiscal year 2003 compared to fiscal year 2002. The Company opened 21 new stores and closed 11 stores during fiscal year 2003, increasing the number of stores operated to 380 as of January 31, 2004 from 370 as of January 31, 2003.

GROSS PROFIT

Gross profit decreased $0.8 million, or 0.6%, to $127.0 million in fiscal year 2003, from $127.8 million in fiscal year 2002. As a percentage of net sales, gross profit decreased to 36.9% in fiscal 2003 from 37.5% in fiscal year 2002. The gross profit rate was negatively impacted by an increase in the cost of gold and an increase mix in watch sales, which carry a lower margin than other categories, a decrease in the mix of diamond and gold merchandise sales which carry a higher gross margin, as well as the competitive pricing environment. These declines in gross margin were partially offset by lower inventory cost associated with higher vendor discounts and allowances compared to the same period in the prior year. Store occupancy and buying expenses, which increased at a higher rate than the increase in sales, also contributed to the reduction in gross profit percentage. In response to the increased cost of gold, beginning in March 2004, the Company has increased prices of certain items, primarily in gold merchandise categories, which may result in gross profit rate improvements. The Company expects higher watch sales to have a continued negative impact on gross profit rate.

EXPENSES

Selling, general and administrative expenses, excluding professional fees and other charges, in fiscal year 2003 increased $9.7 million, or 9.3%, to $114.6 million from $104.9 million in fiscal year 2002. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% in fiscal year 2003 from 30.8% in fiscal year 2002. Higher personnel expense ($3.6 million), higher other expense ($3.9 million), and higher advertising expense ($2.5 million) were partially offset by lower credit expense ($0.5 million). These dollar increases primarily related to operating costs associated with new store openings. During fiscal year 2003, the Company opened 21 new stores, as compared to 17 new stores in the prior year. Payroll costs increased primarily due to the increased number of stores and the addition of support office positions and enhancing the hiring requirements and compensation associated with new personnel in fiscal year 2003. The increase in other expense is primarily due to the increase in the number of stores, increases in insurance expense ($0.9 million) and increases in accruals for state and local taxes ($0.6 million). Advertising expense increased due to new promotional initiatives in 2003 and the impact of the adoption of Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") as of February 1, 2003. To the extent the Company's agreements with merchandise vendors provide credits for co-op advertising, the Company had historically classified such credits as a reduction to advertising expense in selling, general and administrative expenses. EITF 02-16, which was effective for all arrangements entered into after December 31, 2002, requires certain merchandise vendor allowances to be classified as a reduction to inventory cost unless evidence exists supporting an alternative classification. During fiscal year 2003, the Company received $2.7 million of vendor allowances for advertising. Credit expense decreased due to lower historical experience in fiscal 2003 associated with exposures for chargebacks on credit card receivables that have already been collected. The decrease in credit expense was partially offset by higher credit card discounts due to increased credit card sales.

Professional fees and other charges increased by $19.0 million to $21.9 million in fiscal year 2003 from $2.9 million in fiscal year 2002, primarily associated with the Capital Factors matters. As required by Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. During the fourth quarter of the fiscal year ended January 31, 2004, the Company accrued a litigation reserve of $8.6 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigations. Professional fees of approximately $9.6 million incurred as a result of the consolidated Capital Factors actions, the United States Attorney and SEC investigations and the Company's internal investigation were expensed through January 31, 2004. The Company also recorded approximately $1.0 million for certain severance related costs that were governed by existing severance agreements.

(LOSS) INCOME FROM OPERATIONS

As a result of the factors discussed above, loss from operations was $9.5 million in fiscal year 2003 compared to income from operations of $20.0 million in fiscal year 2002. As a percentage of net sales, loss from operations was 2.7% in fiscal year 2003 as compared to income from operations in fiscal year 2002 of 5.9%.

INTEREST EXPENSE

Interest expense decreased $0.2 million, or 5.3%, to $4.1 million in fiscal year 2003 from $4.3 million in fiscal year 2002. The decrease in interest expense resulted from lower average interest rates, which were partially offset by higher average outstanding borrowings and the write-off of deferred loan costs associated with the prior credit facility.

INCOME TAX (BENEFIT) EXPENSE

Income tax effective rate decreased in fiscal year 2003 to 35.8% from 38.1% in fiscal year 2002. The income tax benefit associated with the loss in fiscal 2003 was partially offset by a change in the Company's valuation allowance with respect to the Company's current expected ability to use certain state income tax net operating loss carry forwards, resulting in a decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Gold Consignment agreement dated July 29, 2003 (the "Credit Agreement"), as amended. As of January 31, 2005, the calculated revolver borrowing base availability pursuant to the Credit Agreement was $95.2 million. The Company had $73.8 million of outstanding borrowings under the revolving loan facility as of January 31, 2005.

FISCAL YEAR 2004 The Company's cash flow provided by operating activities was $12.6 million in fiscal 2004 compared to $36.9 million in fiscal 2003. Decreases in merchandise inventories ($22.5 million) and other current assets ($0.5 million) were offset by decreases in other accrued expenses ($10.0 million), deferred income taxes ($1.1 million), accrued payroll ($0.6 million), customer deposits ($0.6 million), accounts payable ($0.3 million) and accounts receivable ($0.1 million) and an increase in current income tax benefit ($1.7 million). The decrease in merchandise inventories was due in part to the sales of certain merchandise that will no longer be part of the Company's future merchandise presentation. The decrease in accrued expenses is due in part to the payments to Capital Factors, International Diamonds, L.L.C. and Astra Diamonds Manufacturers in connection with the settlement of the consolidated Capital Factors actions.

      Cash used in investing activities included the funding of capital expenditures of $4.7 million, related primarily to the opening of 6 new stores as well as remodels in fiscal 2004, compared to $11.5 million used for capital expenditures in 2003.

      The Company utilized cash for financing activities in fiscal 2004 primarily to decrease revolver borrowing ($6.5 million), to repay the Company's subordinated debt at maturity, ($0.6 million), to pay financing costs ($0.3 million) associated with amendments to the Credit Agreement, and to decrease outstanding checks ($0.1 million). Stockholders' equity decreased to $96.6 million at January 31, 2005 from $105.8 million at January 31, 2004.

FISCAL YEAR 2003 The Company's cash flow provided by operating activities was $36.9 million in fiscal 2003 compared to cash flow used in operating activities of $20.1 million in fiscal 2002. Increases in accounts payable ($36.1 million), accrued expenses ($13.1 million) and accrued payroll ($1.2 million) were offset by increases in merchandise inventories ($9.5 million), current income tax benefit ($2.3 million) and accounts receivable ($0.9 million) and decreases in income taxes payable ($3.3 million) and deferred income taxes ($3.1 million).

      Cash used in investing activities included the funding of capital expenditures of $11.5 million, related primarily to the opening of 21 new stores in fiscal 2003, compared to $8.6 million used for capital expenditures in 2002.

      The Company utilized cash for financing activities in fiscal 2003 primarily to (i) decrease revolver borrowing ($14.2 million), (ii) make principal payments on the term loan ($4.5 million), (iii) purchase 321,400 shares of common stock at an average price of $11.92 per share under the Stock Repurchase Program ($3.8 million), (iv) pay financing costs ($1.0 million) associated with the second amended and restated credit facility, and (v) decrease outstanding checks ($2.3 million). Cash generated by financing activities included proceeds from the exercise of options ($0.3 million). Stockholders' equity decreased to $105.8 million at January 31, 2004 from $117.9 million at January 31, 2003.

OTHER LIQUIDITY AND CAPITAL RESOURCES ELEMENTS Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Credit Agreement") with certain members of its prior bank group to provide a total facility of up to $125.0 million through July 28, 2007. Interest rates and the commitment fee charged on the unused facility float based on the Company's financial performance as calculated quarterly. Since these interest rates are determined by reference to LIBOR or prime rates, changes in market interest rates can materially affect the Company's interest expense. Borrowings under the revolver are limited to a borrowing base determined based on the levels of the Company's inventory and accounts receivable. Availability under the revolver is based on amounts outstanding thereunder.

      The Company amended the Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle Bank National Association ("LaSalle") and Back Bay Capital Funding LLC ("Back Bay") which was funded at closing and will be due July 31, 2006, (ii) add a discretionary overadvance subfacility from LaSalle in the amount of $2 million, (iii) terminate the precious metal consignment facility,
(iv) change the maturity date for all outstanding amounts under the Credit Agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the Credit Agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base effective February 1, 2006. The Company expects to have adequate availability under its revolving credit facility throughout fiscal year 2005. However, should actual financial results differ unfavorably from the Company's current forecast, the availability under its revolving credit facility may be adversely impacted.

      The Company amended the Credit Agreement effective January 29, 2005 in order to, among other things, (i) add a reserve in the amount of $15.0 million to the Borrowing Base, and (ii) amend the Fixed Charge Coverage Ratio not to be less than 1.00:1.00 as measured at January 31, 2005 and 1.25:1.00 at the end of each fiscal quarter thereafter.

      The Company amended the Credit Agreement effective March 23, 2004 in order to, among other things, (i) add a Layaway Reserve (as defined in the Credit Agreement) to the Borrowing Base, (ii) add and amend certain financial covenants including, amending the Fixed Charge Coverage Ratio and adding a covenant to maintain a Net Worth (as defined in the Credit Agreement) of at least $90.0 million at January 31, 2005, (iii) cap the borrowings under the facility to a maximum of $85.0 million for at least thirty consecutive calendar days during the period December 15, 2004 through and including February 15, 2005, (iv) increase the interest rate at which LIBOR based borrowings are available under the Credit Agreement to LIBOR plus 2.5% through April 30, 2005, (v) set the Commitment Fee Rate (as defined in the Credit Agreement) at 0.5% through April 30, 2005, and (vi) set the Standby Letter of Credit Fee Rate (as defined in the Credit Agreement) at 2.0% through April 30, 2005.

      The Company periodically determines the value of the unused facility based upon a formula the result of which varies with fluctuations in inventory and receivable levels and aggregate borrowings. The peak outstanding borrowing under the Company's revolver during fiscal 2004 and 2003 was $106.5 million and $110.4 million, respectively. The unused facility and availability was $21.4 million as of January 31, 2005. Cash receipts are applied against the outstanding borrowings on a daily basis in accordance with the credit facility provisions.

      The Company was in compliance with the financial covenants of the amended Credit Agreement as of January 31, 2005. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. The Fixed Charge Coverage Ratio is sensitive to changes in the level of the Company's profitability. Should actual financial results differ unfavorably from the Company's current forecast, such results may have an adverse impact on the Fixed Charge Coverage Ratio. If an event of default occurs pursuant to the Credit Agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

      Subject to the contingencies identified in Note 16 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that the cash flow from operating activities and funds available under the Company's revolving credit facilities should be sufficient to support the Company's current new store expansion program and seasonal working capital needs.

      The Company intends to vigorously contest the putative class action complaints and exercise all of its available rights and remedies. Given that these class action cases are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate any amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

      A substantial portion of the merchandise sold by the Company is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing the Company's direct capital investment in inventory. The peak consigned inventories from merchandise vendors were $92.6 million and $99.0 million during fiscal 2004 and 2003, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in diamond, colored stone and gold prices, inflation, the financial condition of the Company, the vendors' understanding that the Company bears risk of loss but does not possess title, and a number of economic or competitive conditions in the jewelry business or the general economy. Any change in these relationships could have a material adverse effect on the Company's results of operations or financial condition.

      The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses.

CONTRACTUAL OBLIGATIONS The following summarizes the Company's contractual obligations at January 31, 2005:

                                                        PAYMENTS DUE BY PERIOD
                                    -----------------------------------------------------------------
                                                   Less than                                More than
       (in thousands)                 Total         1 year     1 - 3 Years    3 - 5 Years    5 years
-----------------------------       ---------      ---------   -----------    -----------   ---------
Revolver                            $  73,793      $      --   $    73,793      $      --   $      --

Operating leases                      184,262         31,142        83,228         38,296      31,596
                                    ---------      ---------   -----------    -----------   ---------
Total contractual obligations       $ 258,055      $  31,142   $   157,021      $  38,296   $  31,596
                                    ---------      ---------   -----------    -----------   ---------

      In the normal course of business, the Company issues purchase orders to vendors for purchase of merchandise inventories. The outstanding amount of these purchase orders is not included in the above table, as the purchase orders may be cancelled at the option of the Company. In addition, the Company is party to employment and severance agreements, previously filed with the SEC, with certain executive officers.

      During fiscal year 2005, the Company entered into a letter agreement with one of its merchandise vendors. Under the terms of this letter agreement, the merchandise vendor has the sole option to require the Company to purchase certain consignment goods of up to a maximum of $2,010,000, based on current prices, held by the Company as of February 1, 2006.

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

ACCOUNTS RECEIVABLE Accounts receivable consist primarily of customer credit card charges and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to chargebacks on credit receivables that have already been collected. The Company accrues an estimate of expected chargebacks based on the Company's historical chargeback experience.

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

      Certain of the Company's agreements with merchandise vendors provide credits for co-op advertising, as calculated as a percentage of net merchandise. The Company adopted EITF 02-16 in fiscal year 2002, which was effective for all arrangements entered into after December 31, 2002. In accordance with EITF 02-16, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory costs.

      The Company earned $2.4 million and $2.7 million of vendor allowances for advertising during fiscal 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

LEGAL CONTINGENCIES The Company is involved in certain legal matters and other claims including those discussed in Note 16 to the financial statements. As required by Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies," the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company analyzes its legal matters and other claims based on available information to assess potential liability. The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes.

      Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different than management's estimates related to these matters.

REVENUE RECOGNITION The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer. The Company accrues an estimate of expected returns, which have not yet been presented, based on its historical returns experience, which is governed by the Company's merchandise returns policy. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer. The Company recognizes revenue, net of cost reimbursed to a third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer. The Company records revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer. The Company charges a monthly fee to cover the costs of administration of inactive layaways.

LEASE EXPENSE The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. The Company's retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases.

      Effective with the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement. Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense. The Company recorded a cumulative rent expense adjustment of approximately $187,000 to account for the straight-line rent subsequent to the construction period and prior to the store opening. The Company deemed that this adjustment was immaterial in relation to the results of its fourth quarter of fiscal year 2004 and for the fiscal years ended January 31, 2005, 2004 and 2003 respectively. In addition, the Company recorded a cumulative adjustment of approximately $1.4 million to its balance sheet to record the unamortized portion of rent capitalized during the construction period from current and non-current accrued rents to leasehold improvements.

      Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

ACCOUNTING FOR STOCK BASED COMPENSATION The Company follows Accounting Principles Board Opinion No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. Since the stock option plans meet certain criteria of APB No. 25, the Company does not recognize any compensation cost in the income statement. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25, defines a "fair value based method" of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the "intrinsic value based method" prescribed in APB No. 25.

      The Company believes that applying the intrinsic value based method of accounting for stock options prescribed by APB No. 25 is a critical accounting policy because application of SFAS 123 would require the Company to estimate the fair value of employee stock options at the date of the grant and record an expense in the income statement over the vesting period for the fair value calculated, thus reducing net income and earnings per share.

The FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during fiscal 2002. This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of January 31, 2003.

LONG-LIVED ASSETS When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER TANGIBLES In accordance with the FASB Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company evaluates goodwill for impairment on an annual basis in the fourth quarter or earlier whenever indicators of impairment exist. SFAS 142 requires that if the carrying value of a reporting unit to which the goodwill relates exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the "implied fair value" of reporting unit goodwill. As discussed in the Notes to the Financial Statements, the Company evaluated goodwill using discounted cash flow and a market multiple approach for impairment and concluded that no impairment currently exists.

      The Company believes that the accounting estimate related to determining fair value is a critical accounting estimate because: (1) it is highly susceptible to change from period to period because it requires Company management to make assumptions about the future cash flows over several years in the future and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our results of operations could be material. Management's assumptions about future cash flows require significant judgment and actual cash flows in the future may differ significantly from those forecasted today.

ACCOUNTING FOR GUARANTEES The Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to indemnification obligations is unlimited; however, the Company has purchased directors and officer liability insurance that, under certain circumstances, enables it to recover a portion of certain future amounts paid. The Company has no liabilities recorded for these obligations as of January 31, 2004 and 2005; however, reference should be made to Note 16 to the Financial Statements with respect to legal contingencies.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR EXCHANGES OF NONMONETARY ASSETS The FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 eliminated the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of ABP Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company.

ACCOUNTING FOR STOCK BASED COMPENSATION The FASB issued SFAS No. 123 (revised
2004), "Shared-Based Payment". This statement revised SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005. Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock option based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

      Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding for the fiscal years beginning after June 15, 2005. The Company is currently evaluating which transition method to use in connection with the adoption of SFAS No. 123R.

TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES At the end of fiscal year 2004, Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin owned a 52% equity interest in Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, which own and operate primarily mall-based snack food stores. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Board of Directors. One of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. During fiscal year 2004, Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spent a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, and such services were provided in accordance with the Company's Code of Conduct. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin received no remuneration for these services other than reimbursement of expenses incurred. In the past, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord ("Simultaneous Negotiations") to reach agreements for their separate locations. Since the Company's initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company's outside directors. The Company had conducted such negotiations in less than ten situations, since the Company's initial public offering in 1996. The Company's current policy is that it will no longer enter into such Simultaneous Negotiations.

      The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company's senior level employees.

      The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. No such purchases were made under this program during fiscal year 2004 as compared to approximately $174,000 of such purchases in fiscal year 2003. This program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company's support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK The Company's exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations. The Company principally uses floating rate borrowings under its revolving credit facility. The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

      The information below summarizes the Company's interest rate risk associated with debt obligations outstanding as of January 31, 2005. The table presents principal cash flows and related interest rates by fiscal year of maturity or repricing date.

   (in thousands)             2005      2006       Total
---------------------       --------    ----      -------
Variable rate (a)           $ 73,793      --      $73,793
Average interest rate           4.39%     --         4.39%

(a) Interest rates charged on the facility float based on the Company's quarterly financial performance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements
                                                                            Page
                                                                            ----
Financial Statements

     Report of Independent Registered Public Accounting Firm                 31
     Statements of Operations for the years ended January 31, 2005, 2004
       and 2003                                                              33
     Balance Sheets as of January 31, 2005 and 2004                          34
     Statements of Stockholders' Equity for the years ended January 31,
       2005, 2004 and 2003                                                   35
     Statements of Cash Flows for the years ended January 31, 2005, 2004
       and 2003                                                              36
     Notes to Financial Statements                                           37

Financial Statements Schedule
     Report of Independent Registered Public Accounting Firm on Financial
       Statement Schedule                                                    55
     Schedule II - Valuation and Qualifying Accounts                         56

All other schedules are omitted because they are not applicable. The required information is shown in the Financial Statements of Notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
Whitehall Jewellers, Inc.:

We have completed an integrated audit of Whitehall Jewellers, Inc.'s January 31, 2005 financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its January 31, 2004 and 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity, and cash flow present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. at January 31, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying "Management Report on Internal Control Over Financial Reporting", that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
April 13, 2005

Whitehall Jewellers, Inc.
Statements of Operations

For the Years Ended January 31, 2005, 2004 and 2003

            (in thousands, except per share data)                      2005           2004          2003
-------------------------------------------------------------        ---------      ---------     ---------
Net sales                                                            $ 334,206      $ 344,655     $ 341,037
Cost of sales (including buying and occupancy expenses)                221,370        217,622       213,242
                                                                     ---------      ---------     ---------
  Gross profit                                                         112,836        127,033       127,795
Selling, general and administrative expenses                           115,028        114,624       104,891
Professional fees and other charges                                      7,679         21,874         2,899
                                                                     ---------      ---------     ---------
  (Loss) income from operations                                         (9,871)        (9,465)       20,005
Interest expense                                                         4,365          4,110         4,341
                                                                     ---------      ---------     ---------
  (Loss) income before income taxes                                    (14,236)       (13,575)       15,664
Income tax (benefit) expense                                            (4,353)        (4,861)        5,970
                                                                     ---------      ---------     ---------
  Net (loss) income                                                  $  (9,883)     $  (8,714)    $   9,694
                                                                     ---------      ---------     ---------

Basic earnings per share:
  Net (loss) income                                                  $   (0.71)     $   (0.62)    $    0.67
                                                                     ---------      ---------     ---------
  Weighted average common shares                                        13,943         14,098        14,545
                                                                     ---------      ---------     ---------

Diluted earnings per share:
  Net (loss) income                                                  $   (0.71)     $   (0.62)    $    0.64
                                                                     ---------      ---------     ---------
  Weighted average common shares and common share equivalents           13,943         14,098        15,038
                                                                     ---------      ---------     ---------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Balance Sheets

As of January 31, 2005 and January 31, 2004

               (in thousands, except  share data)                           2005             2004
-------------------------------------------------------------------       ---------       ----------
ASSETS
Current assets:
  Cash                                                                    $   2,206       $    1,901
  Accounts receivable, net                                                    2,688            2,544
  Merchandise inventories                                                   183,676          206,146
  Other current assets                                                          383              875
  Current income tax benefit                                                  3,959            2,294
  Deferred income taxes, net                                                  2,255            5,712
  Deferred financing costs                                                      360              261
                                                                          ---------       ----------
    Total current assets                                                    195,527          219,733

Property and equipment, net                                                  54,200           60,948
Goodwill, net                                                                 5,662            5,662
Deferred income taxes, net                                                      902               --
Deferred financing costs                                                        539              654
                                                                          ---------       ----------

    Total assets                                                          $ 256,830       $  286,997
                                                                          =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolver loans                                                          $  73,793       $   80,340
  Current portion of long-term debt                                              --              640
  Customer deposits                                                           3,042            3,601
  Accounts payable                                                           60,076           60,538
  Accrued payroll                                                             3,829            4,457
  Other accrued expenses                                                     14,587           24,479
                                                                          ---------       ----------
    Total current liabilities                                               155,327          174,055

Deferred income taxes, net                                                       --            3,639
Other long-term liabilities                                                   4,880            3,535
                                                                          ---------       ----------
    Total liabilities                                                       160,207          181,229

Commitments and contingencies                                                    --               --

Stockholders' equity:
  Common Stock, ($.001 par value; 60,000,000 shares authorized;
      18,058,902 shares and 18,055,008 shares issued, respectively)
                                                                                 18               18
  Class B Common Stock, ($1.00 par value; 26,026 shares authorized;
      142 shares issued and outstanding)                                         --               --

  Additional paid-in capital                                                106,123          106,091

  Retained earnings                                                          29,428           39,311

  Treasury stock, (4,108,703 and 4,134,141 shares,
      respectively, at cost)                                                (38,946)         (39,652)
                                                                          ---------       ----------

    Total stockholders' equity, net                                          96,623          105,768
                                                                          ---------       ----------

    Total liabilities and stockholders' equity                            $ 256,830       $  286,997
                                                                          =========       ==========

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Statements of Stockholders' Equity

For the Years Ended January 31, 2005, 2004, and 2003

                                                                   Class B    Additional
                                                       Common      Common      Paid-in      Retained    Treasury
                 (in thousands)                        Stock        Stock      Capital      Earnings      Stock
-----------------------------------------------        ------      -------    ----------    --------    --------
Balance at January 31, 2002                            $   17      $    --    $  103,767    $ 38,331    $(28,970)
                                                       ------      -------    ----------    --------    --------
Net income                                                 --           --            --       9,694          --
Exercise of options                                         1           --         2,028          --        (459)
Treasury stock repurchase                                  --           --            --          --      (6,548)
Stock issued under Employee Stock Purchase Plan            --           --            --          --          40
                                                       ------      -------    ----------    --------    --------
Balance at January 31, 2003                                18           --       105,795      48,025     (35,937)
Net loss                                                   --           --            --      (8,714)         --
Exercise of options                                        --           --           296          --          40
Treasury stock repurchase                                  --           --            --          --      (3,831)
Stock issued under Employee Stock Purchase Plan            --           --            --          --          76
                                                       ------      -------    ----------    --------    --------
Balance at January 31, 2004                                18           --       106,091      39,311     (39,652)
Net loss                                                   --           --            --      (9,883)         --
Exercise of Options                                        --           --            12          --          --
Issuance of Shares                                         --           --          (652)         --         652
Deferred Compensation                                      --           --           672          --          --
Stock issued under Employee Stock Purchase Plan            --           --            --          --          54
                                                       ------      -------    ----------    --------    --------
Balance at January 31, 2005                            $   18      $    --    $  106,123    $ 29,428    $(38,946)
                                                       ------      -------    ----------    --------    --------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Statements of Cash Flows

For the Years Ended January 31, 2005, 2004 and 2003

                         (in thousands)                                  2005          2004           2003
-------------------------------------------------------------------    ---------    -----------    -----------
Cash flows from operating activities:
  Net (loss) income                                                    $  (9,883)   $    (8,714)   $     9,694
  Adjustments to reconcile net income to net cash provided by
  (used in)
        operating activities:
  Depreciation and amortization                                           12,834         12,209         11,216
  Deferred Compensation                                                      672             --             --
  Loss on disposition of assets                                              343            435            146
  Write-off of deferred loan cost                                             --            516             --
  Changes in assets and liabilities:
     (Increase) in accounts receivable, net                                 (144)          (923)          (432)
     Decrease (increase) in merchandise inventories, net of gold
          consignment                                                     22,470         (9,452)        (3,143)
     Decrease (increase) in other current assets                             492            595           (246)
     (Increase) in current income tax benefit                             (1,665)        (2,294)            --
     (Decrease) increase in deferred taxes, net                           (1,084)        (3,053)         1,997
     (Decrease) increase in accounts payable                                (329)        36,100        (34,381)
     (Decrease) increase customer deposits                                  (559)           147           (509)
     (Decrease) increase in income taxes payable                              --         (3,303)            46
     (Decrease) increase in accrued payroll                                 (628)         1,175         (2,988)
     (Decrease) increase in other accrued expenses                       (10,019)        13,099         (1,944)
     Increase in other long-term liabilities                                  80            397            478
                                                                       ---------    -----------    -----------
    Net cash provided by (used in) operating activities                   12,580         36,934        (20,066)
                                                                       ---------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                    (4,739)       (11,509)        (8,571)
                                                                       ---------    -----------    -----------
    Net cash used in investing activities                                 (4,739)       (11,509)        (8,571)
                                                                       ---------    -----------    -----------
Cash flows from financing activities:
  Borrowing on revolver loan                                             960,168      1,007,773      1,065,170
  Repayment of revolver loan                                            (966,715)    (1,021,923)    (1,005,957)
  Repayment of term loan                                                      --         (4,500)        (5,250)
  Purchase of gold to settle gold consignment                                 --             --        (20,453)
  Repayment of subordinated debt                                            (640)            --             --
  Financing costs                                                           (282)        (1,117)            --
  Proceeds from exercise of stock options                                     12            296          1,570
  Proceeds from stock issued under the Employee Stock Purchase Plan           54             76             40
  Purchase of treasury stock                                                  --         (3,831)        (6,548)
  (Decrease) in outstanding checks                                          (133)        (2,346)          (628)
                                                                       ---------    -----------    -----------
    Net cash (used in) provided by financing activities                   (7,536)       (25,572)        27,944
                                                                       ---------    -----------    -----------
    Net change in cash and cash equivalents                                  305           (147)          (693)
                                                                       ---------    -----------    -----------
Cash and cash equivalents at beginning of period                           1,901          2,048          2,741
                                                                       ---------    -----------    -----------
Cash and cash equivalents at end of period                             $   2,206    $     1,901    $     2,048
                                                                       ---------    -----------    -----------
Supplemental disclosures of cash flow information:
  Interest paid during year                                            $   4,062    $     2,962    $     2,515
  Income taxes (refunded)/paid during year                             $  (1,829)   $     3,813    $     3,809
                                                                       ---------    -----------    -----------

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
NOTES TO FINANCIAL STATEMENTS

(1) Description of operations

The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 382 and 380 stores located in 38 states operating in regional or superregional shopping malls as of January 31, 2005 and January 31, 2004, respectively.

(2) Summary of significant accounting policies

CONSOLIDATION The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES The preparation of financial statements in conjunction with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Valuation reserves for inventory, accounts receivable, sales returns and deferred tax assets are significant examples of the use of such estimates. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS Cash and Cash Equivalents includes cash on hand, deposits in banks and any temporary cash investments purchased with an original maturity of three months or less.

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

      Certain of the Company's agreements with merchandise vendors provide credits for co-op advertising as calculated as a percentage of net merchandise purchases. The Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in fiscal year 2002, which was effective for all arrangements entered into after December 31, 2002. In accordance with EITF 02-16, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory costs.

      The Company earned $2.4 million and $2.7 million of vendor allowances for advertising during fiscal years 2004 and 2003, respectively. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company will recognize a lower cost of sales.

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

PROPERTY AND EQUIPMENT Property and equipment are carried at cost, less accumulated depreciation and amortization. Furniture and fixtures are depreciated on a straight-line basis over estimated useful lives ranging from five to ten years. Software costs are amortized on a straight-line basis over five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term or ten years.

      Effective with the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement. Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense. As such, the Company recorded a cumulative adjustment of approximately $1.4 million to its balance sheet to record the unamortized portion of rent capitalized during the construction period from current and non-current accrued rents to leasehold improvements.

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

GOODWILL Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations. Under the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are reviewed annually in the fourth quarter (or more frequently if impairment indicators arise) for impairment. The Company adopted SFAS 142 on February 1, 2002 and has discontinued the amortization of goodwill. The Company reviewed goodwill for impairment as of January 31, 2005 and determined that no impairment existed.

DEFERRED FINANCING COSTS In connection with the Company's financing agreements, the Company incurred various financing costs, which have been deferred on the Company's balance sheet and are amortized over the terms of the agreements and included in interest expense.

ACCOUNTS PAYABLE Accounts payable include outstanding checks, which were $4,033,000 and $4,166,000 as of January 31, 2005 and 2004, respectively.

ADVERTISING AND MARKETING EXPENSE The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $7,392,000 and $8,505,000 for fiscal year 2004 and 2003, respectively.

      Direct-response advertising consists primarily of special offers, fliers and catalogs that include value-off coupons for the merchandise.

STORE PRE-OPENING EXPENSE Expenses associated with the opening of new store locations are expensed in the period such costs are incurred.

LEASE EXPENSE The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. The Company's retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases.

      Effective with the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement. Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense. The Company recorded a cumulative rent expense adjustment of approximately $187,000 to account for the straight-line rent subsequent to the construction period and prior to the store opening. The Company deemed that this adjustment was immaterial in relation to the results of its fourth quarter of fiscal year 2004 and for the fiscal years ended January 31, 2005, 2004 and 2003 respectively. In addition, the Company recorded a cumulative adjustment of approximately $1.4 million to its balance sheet to record the unamortized portion of rent capitalized during the construction period from current and non-current accrued rents to leasehold improvements.

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

REVENUE RECOGNITION The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer. The Company accrues an estimate of expected returns, which have not yet been presented, based on its historical returns experience, which is governed by the Company's merchandise returns policy. Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer. The Company recognizes revenue, net of cost reimbursed to an unrelated third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer. The Company records revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer. The Company charges a monthly fee to cover the costs of administration of inactive layaways.

EARNINGS PER SHARE Basic earnings per share are computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed assuming the exercise of all dilutive stock options. Under these assumptions, the weighted average number of common shares outstanding is increased accordingly.

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

STOCK BASED COMPENSATION The FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. This Statement amends Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of this statement as of January 31, 2003.

      The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.

      The following table illustrates the effect on net (loss) income and earnings per share for the fiscal years ended January 31, 2005, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation:

(in thousands, except per share amounts)                                            2005               2004            2003
-------------------------------------------------------------------------         ---------          --------         -------
Net (loss) income, as reported                                                    $  (9,883)         $ (8,714)        $ 9,694
Deduct: Total stock-based employee compensation expense
     determined under fair value based method, net of related tax effects              (611)             (921)         (1,951)
                                                                                  ---------          --------         -------
Pro forma net (loss) income                                                       $ (10,494)         $ (9,635)        $ 7,743
                                                                                  ---------          --------         -------
Earnings per share:
   Basic-as reported                                                              $   (0.71)         $  (0.62)        $  0.67
   Basic-pro forma                                                                $   (0.75)         $  (0.68)        $  0.53
   Diluted-as reported                                                            $   (0.71)         $  (0.62)        $  0.64
   Diluted-pro forma                                                              $   (0.75)         $  (0.68)        $  0.51
                                                                                  ---------          --------         -------

      For purposes of pro forma net income and earnings per share calculations in accordance with SFAS 123, for each option granted during the years ended January 31, 2005, 2004 and 2003 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

                                     2005                2004             2003
                                   ---------          ---------         ---------
Risk-free interest rate                  3.5%               3.3%              4.1%
Dividend yield                             0                  0                 0
Option life                        5.5 years          5.5 years         5.5 years
Volatility                                58%                60%               62%
                                   ---------          ---------         ---------

The FASB issued SFAS No. 123 (revised 2004), "Share-based Payment." This statement revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding for fiscal years beginning after June 15, 2005. The Company is currently evaluating which transition method to use and the financial statement effects in connection with the adoption of SFAS No. 123R.

ACCOUNTING FOR GUARANTEES In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34."

      The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the fiscal year ended January 31, 2003. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of certain future amounts paid. The Company has no liabilities recorded for these obligations as of January 31, 2005; however, reference is made to Note 16 to the financial statements with respect to legal contingencies.

(3) Common stock repurchase program

On July 23, 2002, the Company announced that the Board of Directors had established a stock repurchase program covering up to $25.0 million of its common stock. The stock repurchase program has expired. The Company repurchased a total of 927,000 shares of common stock under the stock repurchase program at a total cost of approximately $10.4 million. During fiscal 2004, the Company did not repurchase any shares of its common stock under this program. During fiscal 2003, the Company repurchased 321,400 shares of common stock under the stock repurchase program at a total cost of approximately $3.8 million. Shares repurchased by the Company reduced the weighted average number of shares of Common Stock outstanding for basic and diluted earnings per share calculations.

(4) Accounts receivable, net

As of January 31, 2005 and 2004, accounts receivable consisted of:

(in thousands)                                       2005            2004
-----------------                                   -------        --------
Accounts receivable                                 $ 3,083        $  3,082
Less: allowance for doubtful accounts                  (395)           (538)
                                                    -------        --------
Accounts receivable, net                            $ 2,688        $  2,544
                                                    -------        --------

      The Company has charged bad debt expense of $517,000, $973,000 and $1,686,000 for doubtful accounts for the years ended January 31, 2005, 2004 and 2003, respectively.

(5) Merchandise inventories

As of January 31, 2005 and 2004, merchandise inventories consisted of:

(in thousands)                                         2005           2004
-----------------                                   ----------     ---------
Raw materials                                       $    9,796     $   9,827
Finished goods inventory                               173,880       196,319
                                                    ----------     ---------
Merchandise inventories                             $  183,676     $ 206,146
                                                    ==========     =========

      Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory were allowances for inventory shrink, scrap and miscellaneous costs of $4,257,000 and $3,731,000 for the years ended January 31, 2005 and 2004, respectively. As of January 31, 2005 and 2004, merchandise consignment inventories held by the Company that were not included in the balance sheets total $82,819,000 and $91,635,000, respectively.

      Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of January 31, 2005 and 2004, these amounts included in inventory are $3,589,000 and $3,500,000, respectively. The amounts comprising the overhead pool of capitalizable costs were $6,082,000, $5,521,000 and $5,566,000 for the years ended January 31, 2005, 2004 and 2003, respectively.

(6) Property and equipment, net

As of January 31, 2005 and 2004, property and equipment included:

(in thousands)                                         2005           2004
------------------------------------                ----------     ---------
Furniture and fixtures, and software                $   89,373     $  86,506
Leasehold improvements                                  35,830        35,098
                                                    ----------     ---------
Property and equipment                                 125,203       121,604
Accumulated depreciation and amortization              (71,003)      (60,656)
                                                    ----------     ---------
Property and equipment, net                         $  $54,200     $  60,948
                                                    ----------     ---------

      Depreciation expense was $12,116,000, $11,760,000 and $10,704,000 for the years ended January 31, 2005, 2004, and 2003, respectively.

      The Company has recognized impairment charges included in costs of sales, measured as the excess of net book value of furniture, fixtures and leasehold improvements over their fair values. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. The Company recorded impairment charges of $422,000 during fiscal year 2004, which is included with depreciation and amortization in the statement of cash flows. The Company did not record any impairment charges for the fiscal years ended January 31, 2004 and 2003.

      The amount of internally developed software capitalized during the year ending January 31, 2005 and 2004 was $27,000 and $115,000, respectively, and is included in furniture, fixtures and software. Amortization of capitalized software in each of the years ended January 31, 2005 and 2004 was $50,000, and $69,000 in the year ended January 31, 2003. The remaining unamortized costs of internally developed software included in property and equipment as of January 31, 2005 and 2004 was $206,000 and $229,000, respectively.

(7) Goodwill, net

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

      The Company adopted the provisions of SFAS 142 effective February 1, 2002 and has discontinued the amortization of goodwill. The Company has no other separately identifiable intangible assets. Pursuant to this standard, the Company has completed an assessment of the categorization of its existing goodwill. In addition, the Company completed an analysis of the fair value using both a discounted cash flow analysis and a market multiple approach and has determined that no impairment of goodwill should be recorded. The carrying amount of goodwill as of January 31, 2005 and January 31, 2004 was $5,662,000.

(8) Other long-term liabilities

Included in long-term liabilities at January 31, 2005 and 2004 are $4,880,000 and $3,535,000, respectively, of deferred lease costs. Effective with the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement. Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense. As such, the Company recorded a cumulative adjustment of approximately $1.3 million to its balance sheet to record the unamortized portion of rent capitalized during the construction period from non-current accrued rent to leasehold improvements.

(9) Financing arrangements

Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Credit Agreement"), with certain members of its prior bank group to provide for a total facility of up to $125.0 million through July 28, 2007. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly. Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense. As of January 31, 2005, the calculated revolver availability, pursuant to the Credit Agreement, was $95.2 million. The Company had $73.8 million of outstanding borrowings under the revolving loan facility as of January 31, 2005.

      The Company amended the Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle Bank National Association ("LaSalle") and Back Bay Capital Funding LLC ("Back Bay") which was funded at closing and will be due July 31, 2006, (ii) add a discretionary overadvance subfacility from LaSalle in the amount of $2 million, (iii) terminate the precious metal consignment facility,
(iv) change the maturity date for all outstanding amounts under the Credit Agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the Credit Agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base effective February 1, 2006. The Company expects to have adequate availability under its revolving credit facility throughout fiscal year 2005. However, should actual results differ unfavorably from the Company's current forecast, the availability under its revolving credit facility may be adversely impacted.

      The Company amended the Credit Agreement effective January 29, 2005 in order to, among other things, (i) add a reserve in the amount of $15.0 million to the Borrowing Base, and (ii) amend the Fixed Charge Coverage Ratio not to be less than 1.00:1.00 as measured at January 31, 2005 and 1.25:1.00 at the end of each fiscal quarter thereafter.

      The Company amended the Credit Agreement effective March 23, 2004 in order to, among other things, (i) add a Layaway Reserve (as defined in the Credit Agreement) to the Borrowing Base, (ii) add and amend certain financial covenants, including amending the Fixed Charge Coverage Ratio and adding a covenant to maintain a Net Worth (as defined in the Credit Agreement) of at least $90.0 million at January 31, 2005, (iii) cap the borrowings under the facility to a maximum of $85.0 million for at least thirty consecutive calendar days during the period December 15, 2004 through and including February 15, 2005, (iv) increase the interest rate at which LIBOR based borrowings are available under the Credit Agreement to LIBOR plus 2.5% through April 30, 2005,
(v) set the Commitment Fee Rate (as defined in the Credit Agreement) at 0.5% through April 30, 2005, and (vi) set the Standby Letter of Credit Fee Rate (as defined in the Credit Agreement) at 2.0% through April 30, 2005.

      Subject to the contingencies identified in Note 16 to the financial statements and other risks, including those identified in Forward-Looking Statements, management expects that the cash flow from operating activities and funds available under the Company's revolving loan facility should be sufficient to support the Company's current new store expansion program and seasonal working capital needs.

      The Company intends to contest vigorously the putative class action complaints and the shareholder derivative complaint described in Note 16 to the financial statements and exercise all of its available rights and remedies. Given that these class action cases and the shareholder derivative complaint are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

      The Company was in compliance with the financial covenants of the amended Credit Agreement as of January 31, 2005. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. The Fixed Charge Coverage Ratio is sensitive to changes in the level of the Company's profitability. Should actual financial results differ unfavorably from the Company's current forecast, such results may have an adverse impact on the Fixed Charge Coverage Ratio. If an event of default occurs pursuant to the Credit Agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

REVOLVER LOAN The revolving loan facility under the Credit Agreement is available up to a maximum of $125.0 million and is limited by a borrowing base computed based on the value of the Company's inventory and accounts receivables. Availability under the revolver is based on amounts outstanding thereunder. Interest rates and commitment fees on the unused facility float based on the Company's quarterly financial performance.

      The interest rates for borrowings under the Credit Agreement are, at the Company's option, based on LIBOR rates or the United States banks' prime rate. Interest is payable monthly for prime borrowings and upon maturity for LIBOR borrowings.

      The interest expense under the revolver facility for the years ended January 31, 2005, 2004 and 2003 was $3,981,000, $2,900,000 and $3,008,000,
respectively, reflecting a weighted average interest rate of 4.4%, 3.2% and 4.2%, respectively.

GOLD CONSIGNMENT FACILITY During fiscal year 2004, the Company had the opportunity to enter into gold consignments with certain third party financial institutions. The Company had no obligations under the gold consignment facility. In the event of a consignment of gold, the Company provides the third party financial institution with title to a certain number of troy ounces of gold held in the Company's existing merchandise inventory in exchange for cash at the current market price of gold. The Company then consigns the gold from the third party financial institution, pursuant to a gold consignment agreement. This agreement entitles the Company to use the gold in the ordinary course of its business. The gold consignment facility is a transfer of title in specified quantities of the gold content of the Company's inventory (a non-financial asset) to a financial institution in exchange for cash. The Company continues to bear responsibility for damage to the inventory, as is the case in all of its consigned inventory arrangements with its other vendors. Pursuant to the Third Amendment to the Credit Agreement, this gold consignment facility has been terminated.

SUBORDINATED NOTES During the third quarter of fiscal 2004, the Company repaid the Series C Senior Notes due 2004 (the "Series C Notes") totaling $640,000 at final scheduled maturity. The interest rate for the Series C Notes was 12.15% per annum payable in cash, with interest payments due quarterly. Interest expense was $58,000 for the year ended January 31, 2005, and $78,000 for each of the years ended January 31, 2004 and 2003, respectively.

      The carrying amount of the Company's borrowings under the Credit Agreement and other long-term borrowings approximates fair value based on current market rates.

(10) Deferred financing costs

In conjunction with the Company's refinancing of its prior credit agreement with certain members of its prior bank group, deferred financing costs of $516,000 related to the prior credit facility were written off and included in interest expense in fiscal 2003. Costs associated with the second amended and restated credit facility totaling approximately $1.0 million are being amortized over the term of the Credit Agreement. Amortization expense in the years ended January 31, 2005, 2004 and 2003 was $298,000, $926,000 and $511,000, respectively.

(11) Income taxes

The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and deferred tax liability and their approximate tax effects are as follows, as of January 31:

                                                       2005                          2004
                                             ---------------------        -------------------------
                                              Temporary      Tax          Temporary
(in thousands)                               Difference     Effect        Difference     Tax Effect
-------------------------------              ----------    -------        ----------     ----------
Merchandise inventories                      $    2,216    $   864         $  1,988       $   775
Accrued rent                                      4,295      1,675            3,798         1,481
Accounts receivable                                 674        263              872           340
Sales returns                                       886        345              920           359
Vacation pay                                      1,140        445            1,154           450
Severance                                            --         --              900           351
Litigation reserve                                   --         --            8,572         3,342
Workers' compensation reserve                     1,151        449              774           302
State and local government fees                   2,185        852            1,926           752
Store closing payables                               --         --              121            47
Other                                                19          8                4             1
Net operating loss carryforward                  11,500      4,485            1,971           769
AMT credit carryforward                             110         43               53            21
                                             ----------    -------         --------      --------
   Total deferred tax asset                      24,176      9,429           23,053         8,990
                                             ----------    -------         --------      --------
Property and equipment, net                      10,498      4,094           14,181         5,530
Goodwill                                          2,008        783            1,584           618
Valuation allowance                               3,508      1,368            1,971           769
Other                                                68         27               --            --
                                             ----------    -------         --------      --------
   Total deferred tax liability                 (16,082)    (6,272)         (17,736)       (6,917)
                                             ----------    -------         --------      --------
   Net deferred tax asset                    $    8,094    $ 3,157         $  5,317       $ 2,073
                                             ----------    -------         --------      --------

The net current and non-current components of deferred income taxes recognized in the balance sheet at January 31 are as follows:

(in thousands)                                      2005         2004
--------------------------------                  --------     --------
Net current assets                                $  2,255     $  5,712
Net non-current asset (liability)                      902       (3,639)
                                                  --------     --------
     Net deferred tax asset                       $  3,157     $  2,073
                                                  --------     --------

      At January 31, 2005, the Company had a state net operating loss carryforward of $37,743,000. This net operating loss will expire in tax years 2006 to 2024. A valuation allowance of $1,368,000 and $769,000 for the years ending January 31, 2005 and 2004, respectively, has been established to reflect management's belief that based on the nature of the net operating losses, the jurisdictions involved and consideration of current tax planning strategies, it is currently unlikely that the deferred tax associated with certain net operating loss carryforwards will be fully realized prior to expiration.

      At January 31, 2005, the Company had $8.3 million of federal net operating loss carryforwards available. The deferred tax asset for net operating loss carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences and management's forecast of future taxable income. Management has concluded that no valuation allowance was necessary on the federal net operating loss carryforward and remaining net deferred tax assets as utilization is considered more likely than not to occur. However, should actual taxable income for fiscal year 2005 differ unfavorably in comparison to management's forecast of future taxable income, a valuation allowance against the full amount of the federal net operating loss may be required.

      The income tax expense for the years ended January 31, consists of the following:

(in thousands)                           2005           2004        2003
----------------------------------     --------       --------    --------
Current tax (benefit) expense          $ (5,702)      $ (1,636)   $  3,795
Deferred tax (benefit) expense            1,349         (3,225)      2,175
                                       --------       --------    --------
Total income tax (benefit) expense     $ (4,353)      $ (4,861)   $  5,970
                                       --------       --------    --------

The provision for income taxes on income differs from the statutory tax expense computed by applying the federal corporate tax rate of 34%, 34% and 35% for the years ended January 31, 2005, 2004 and 2003, respectively.

(in thousands)                                              2005            2004             2003
-------------------------------------------               --------        ---------         -------
Taxes computed at statutory rate                          $ (4,840)       $  (4,616)        $ 5,482
State income tax (benefit) expense, net of
federal tax effect                                            (800)          (1,032)            499
Valuation expense                                              599              769              --
Other                                                          688               18             (11)
                                                          --------        ---------         -------
Total income tax (benefit) expense                        $ (4,353)       $  (4,861)        $ 5,970
                                                          --------        ---------         -------

  Other includes amounts recorded for federal and certain state tax reserves and certain permanent tax differences.

(12) Common stock

Following are the number of shares issued and outstanding for each of the Company's classes of Common Stock as of January 31:

                                                                                                  Class B
                                                        Common Stock          Common Stock        Treasury
         (in thousands)                              (par value $.001)      (par value $1.00)       Stock
-------------------------------------                -----------------      -----------------    ----------
Balance at January 31, 2002                              17,809,830                 142          (3,200,209)
Exercise of Options/Restricted Shares                       211,138                  --             (21,418)
Purchase of Treasury Stock                                       --                  --            (605,600)
Issuance of Stock                                                --                  --               4,590
                                                         ----------              ------          ----------
Balance at January 31, 2003                              18,020,968                 142          (3,822,637)
Exercise of Options/Restricted Shares                        34,040                  --                  --
Purchase of Treasury Stock                                       --                  --            (321,400)
Issuance of Stock                                                --                  --               9,896
                                                         ----------              ------          ----------
Balance at January 31, 2004                              18,055,008                 142          (4,134,141)
Exercise of Options/Restricted Shares                         3,894                  --              18,030
Issuance of Stock                                                --                  --               7,408
                                                         ----------              ------          ----------
Balance at January 31, 2005                              18,058,902                 142          (4,108,703)
                                                         ----------                  --          ----------

      Each share of Class B Common Stock is exchangeable into common stock on a
35.4 for 1 basis. Each share of Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 35.4 votes on each matter submitted to stockholders for vote.

(13) Earnings per common share

Basic earnings per share are computed by dividing net earnings available to holders of common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed assuming the exercise of all dilutive stock options. Under these assumptions, the weighted average number of common shares outstanding is increased accordingly.

      The following table reconciles the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended January 31:

                                                            2005                       2004                      2003
                                                    ----------------------     ---------------------      -------------------
(in thousands, except per share amounts)              Basic       Diluted       Basic        Diluted       Basic      Diluted
----------------------------------------            --------      --------     --------     --------      -------     -------
EPS Numerator:
Net (loss) income                                   $ (9,883)     $ (9,883)    $ (8,714)    $ (8,714)     $ 9,694     $ 9,694
EPS Denominator:
Average common shares outstanding:                    13,943        13,943       14,098       14,098       14,545      14,545
Effect of dilutive securities:
Stock options                                             --            --           --           --           --         493
                                                    --------      --------     --------     --------      -------     -------
Total shares                                          13,943        13,943       14,098       14,098       14,545      15,038
                                                    --------      --------     --------     --------      -------     -------
Earnings per share                                  $  (0.71)     $  (0.71)    $  (0.62)    $  (0.62)     $  0.67     $  0.64
                                                    --------      --------     --------     --------      -------     -------
Stock options excluded from the
   calculation of diluted earnings per share
   (due to their antidilutive effect on the
   calculation)                                           --         2,713           --        2,909           --         606
                                                    --------      --------     --------     --------      -------     -------

(14) Employee benefit plans

Effective October 1, 2001, the Company established an Employee Stock Purchase Plan ("ESPP") for the benefit of substantially all employees. Employees become eligible to participate in the ESPP after six consecutive months of employment and if the employee's customary employment is more than 20 hours per week. Through employee contributions to the ESPP, the employee can purchase common stock of the Company at 90% of the market value.

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

      In 1988, the Company established an Employee Stock Ownership Plan (the "ESOP"), which is a noncontributory plan established to acquire shares of the Company's Class B Common Stock for the benefit of all employees. In conjunction with completion of the Company's initial public offering and recapitalization of its financing arrangements, the Company restructured the ESOP. As of January 31, 1998, all remaining shares had been released to participants. As long as the stock is publicly traded the Company is not required to repurchase shares from ESOP participants. However, if the Company were to cease being public, the Company's shares held by the ESOP would be subject to redemption at market value. As of January 31, 2005 and 2004, there were approximately 380,000 and 425,000 Company shares with a market value of approximately $2.7 million and $3.9 million held by ESOP, respectively. The only remaining activity of the ESOP is to make distributions to existing participants or beneficiaries.

(15) Stock plans

In April 1996, the Company approved the 1996 Long-Term Incentive Plan (the "1996 Plan"). Under the 1996 Plan, the Company may grant incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

      In addition, the Company may grant stock appreciation rights ("SARs"), bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures and performance shares. Performance shares are rights, contingent upon the attainment of the performance measures within a specified performance period, to receive one share of common stock, which may be restricted, or the fair market value of such performance share in cash. No compensatory options have been granted under the 1996 Plan during fiscal 2004. A total of 1,156,784 shares of common stock have been reserved for issuance under the 1996 Plan. Grants may be made under the 1996 Plan during the ten years after its effective date. Options granted under the 1996 Plan generally vest in four equal annual installments and expire ten years after the date of grant. Options and shares granted under the plans are subject to forfeiture based on, among other things, the nature and timing of the termination of employment.

      The Company approved the 1997 Long-Term Incentive Plan (the "1997 Plan") on February 24, 1997 and the stockholders adopted the 1997 Plan on June 5, 1997. On June 8, 1999, June 1, 2000 and June 11, 2002, the stockholders adopted amendments to the 1997 Plan to increase the common stock reserved for issuance under the 1997 Plan. Under the 1997 Plan, the Company may grant ISOs or nonqualified stock options. The 1997 Plan also provides for the grant of SARs, bonus stock awards which are vested upon grant, stock awards which may be subject to a restriction period and specified performance measures, and performance shares. Performance shares are rights, contingent upon the attainment of performance measures within a specified performance period, to receive one share of common stock, which may be restricted, or the fair market value of such performance share in cash. No compensatory options have been granted under the 1997 Plan during fiscal 2004. A total of 2,500,000 shares of Common Stock have been reserved for issuance under the 1997 Plan. Grants may be made under the 1997 Plan during the ten years after its effective date. Options granted under the 1997 Plan generally vest in three or four equal annual installments and expire ten years after the date of grant.

      In December 1998, the Company adopted the 1998 Non-Employee Director Stock Option Plan (the "1998 Plan"), effective February 1, 1998. Under the 1998 Plan, non-employee directors may elect to receive all or a designated amount of their directors' fee in the form of stock options. A total of 37,500 shares have been reserved for issuance under the 1998 Plan. Grants may be made during the ten years after its effective date. Options granted under the 1998 Plan vest at the end of the quarter in which the date of grant occurs and expire ten years after the date of grant. During fiscal 2004 and fiscal 2003, no options were granted under the 1998 Plan.

      Grants of restricted stock, which generally are subject to a restriction period from the date of grant before vesting and receiving the shares without restriction, have been awarded to certain officers and key employees under the 1997 plan. During fiscal year 2004, restrictions on 7,799 shares of restricted stock previously granted to officers and employees lapsed. There were 105,501 shares of restricted stock outstanding at January 31, 2005, for which restrictions have not yet lapsed. Unearned deferred compensation expense with respect to the restricted stock grants was $711,000 at January 31, 2005, which is included in additional paid-in capital. Deferred compensation expense was $672,000 in fiscal year 2004. During fiscal year 2004, 98,112 shares of restricted stock were granted with a weighted average fair value of $8.46 per share.

Option activity for the years ended January 31, 2003, 2004 and 2005 was as follows:

                                                               Weighted-Average           Options
                                               Shares           Exercise Price          Exercisable
                                             ---------         ----------------         -----------
Balance at January 31, 2002                  2,760,958              $ 11.36               1,566,879
                                             ---------              -------               ---------
Options granted                                394,489                13.58
Options exercised                             (206,198)                8.89
Options canceled                               (22,257)               14.16
                                             ---------              -------               ---------
Balance at January 31, 2003                  2,926,992              $ 11.81               2,105,495
                                             ---------              -------               ---------
Options granted                                 72,834                10.36
Options exercised                              (34,066)                7.60
Options canceled                              (246,596)               11.19
                                             ---------              -------               ---------
Balance at January 31, 2004                  2,719,164              $ 11.88               2,337,028
                                             ---------              -------               ---------
Options granted                                  9,110                 9.41
Options exercised                               (1,626)                7.52
Options canceled                               (31,229)               11.67
                                             ---------              -------               ---------
Balance at January 31, 2005                  2,695,419              $ 11.87               2,545,752
                                             ---------              -------               ---------

      The weighted-average fair value of 9,110, 72,834 and 394,489 options granted was $9.41, $10.36 and $13.58 for the years ended January 31, 2005, 2004 and 2003, respectively.

      The following table summarizes the status of outstanding stock options as of January 31, 2005:

                                                            Options Outstanding                            Options Exercisable
                                           ------------------------------------------------------    ------------------------------
                                            Number of       Weighted Average                          Number of
                                             Options           Remaining         Weighted-Average      Options     Weighted-Average
Range of Exercise Prices                   Outstanding      Contractual Life      Exercise Price     Exercisable    Exercise Price
------------------------                   -----------      ----------------     ----------------    -----------   ----------------
$6.753 - $9.290                               458,236             5.59               $  8.018           422,954         $ 7.965
$9.333 - $9.333                               978,550             1.26                  9.333           978,550           9.333
$9.525 - $12.165                              676,654             4.84                 11.143           641,157          11.214
$12.167 - $24.250                             581,979             5.77                 20.035           503,091          20.749
                                            ---------             ----               --------         ---------         -------
$6.753 - $24.250                            2,695,419             3.87               $ 11.874         2,545,752         $11.836
                                            ---------             ----               --------         ---------         -------

(16) Commitments and contingencies

      During fiscal year 2005, the Company entered into a letter agreement with one of its merchandise vendors. Under the terms of this letter agreement, the merchandise vendor has the sole option to require the Company to purchase certain consignment goods up to a maximum of $2,010,000, based on current prices, held by the Company as of February 1, 2006.

      On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund, et al. v. Whitehall Jewellers, Inc. et al., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. ("Capital Factors") and settled as disclosed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

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

      On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint. The motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. Briefing on this motion is not yet complete. If the Company is successful on its motion, the class in this action may be limited to the period November 19, 2001 through June 6, 2002.

      On June 15, 2004, a shareholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, et al., Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above. The plaintiff has agreed to the filing of a joint motion to stay the proceedings in this case pending the District Court's determination of the Defendants' motions to dismiss in the federal securities class actions. On September 8, 2004, the Court granted a stay motion without argument. The lawsuit has been stayed through June 30,2005.

      On February 22, 2005, a verified derivative complaint captioned Myra Cureton v. Richard K. Berkowitz, et. al., Case No. 05 C 1050, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Richard Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. The defendants' time to answer or otherwise plead has not yet come.

      The Company intends to vigorously contest these putative class action complaints and the derivative complaints and exercise all of its available rights and remedies. Given that these cases are in their early stages, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

      As previously disclosed in September 2003, the SEC initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions. The Company has fully cooperated with the SEC in connection with this formal investigation.

      By letter from counsel dated October 26, 2004, A.L.A. Casting Company, Inc. ("ALA"), a supplier and creditor of Cosmopolitan Gem Corporation ("Cosmopolitan"), informed the Company that it had been defrauded by Cosmopolitan and was owed $506,081.55 for goods shipped to Cosmopolitan for which payment was never received. ALA claimed that the Company is jointly and severally liable for the full amount of $506,081.55 owed by Cosmopolitan because the Company aided and abetted Cosmopolitan's fraud and participated in, induced or aided and abetted breaches of fiduciary duty owed to ALA by Cosmopolitan. ALA has indicated its intention to pursue its claim, but the Company has not received notice that litigation has been filed. The Company intends to vigorously contest this claim and exercise all of its available rights and remedies.

      The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.

The Company leases the premises for its office facilities and all of its retail stores, and certain office and computer equipment generally under noncancelable agreements for periods ranging from two to 13 years. Most leases require the payment of taxes, insurance and maintenance costs. Future minimum rentals under noncancelable operating leases as of January 31, 2005 are as follows:

Years ending January 31 (in thousands)           Amount
--------------------------------------         ---------
2006                                           $  31,142
2007                                              29,853
2008                                              28,322
2009                                              25,053
2010                                              21,245
Thereafter                                        48,647
                                               ---------
Total future minimum rent obligations          $ 184,262
                                               ---------

Total rental expense for all operating leases for the years ended January 31, is as follows:

(in thousands)                 2005        2004        2003
-------------------------     -------     -------     -------
Rental expense:
   Minimum                    $30,736     $29,750     $28,437
   Rentals based on sales         570         761         923
   Other                          151         387         431
                              -------     -------     -------
Total rental expense          $31,457     $30,898     $29,791
                              -------     -------     -------

(17) Related party transactions

At the end of fiscal year 2004, Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin owned a 52% equity interest in Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company which own and operate primarily mall-based snack food stores. A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Company's Board of Directors. One of Norman Patinkin's adult children is a director and chief executive officer of Double P Corporation. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin spent a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, and such services were provided in accordance with the Company's Code of Conduct. Messrs. Hugh Patinkin, John Desjardins and Matthew Patinkin received no remuneration for these services other than reimbursement of expenses incurred. In the past, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord ("Simultaneous Negotiations") to reach agreements for their separate locations. Since the Company's initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company's outside directors. The Company had conducted such negotiations in less than ten situations, since the Company's initial public offering in 1996. The Company's current policy is that it will no longer enter into such Simultaneous Negotiations.

      The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company's senior level employees.

      The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Company merchandise at approximately ten percent above the Company's cost. No such purchases were made under this program during fiscal year 2004 as compared to approximately $174,000 of such purchases in fiscal year 2003. This program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company's support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

(18) Unaudited quarterly results

The Company's results of operations fluctuate on a quarterly basis. The following table sets forth summary unaudited financial information of the Company for each quarter in fiscal 2004 and 2003. In the opinion of management, this quarterly information has been prepared on a basis consistent with the Company's audited financial statements appearing elsewhere in this annual report, and reflects adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

                                                                2004 Quarters Ended
                                         ---------------------------------------------------------------------------
(in thousands, except per share data)    April 30, 2004    July 31, 2004     October 31, 2004       January 31, 2005
-------------------------------------    --------------    -------------     ----------------       ----------------
Net sales                                  $ 73,028           $ 72,284           $ 63,340              $ 125,554
Gross profit                                 24,276             24,064             17,559                 46,937
Income (loss) from operations                (5,413)            (4,552)           (10,593)                10,687
Net income (loss)                            (3,696)            (3,183)            (8,308)                 5,304
Diluted earnings per share:
   Net income (loss)                       $ (0.27)           $  (0.23)           $ (0.60)             $    0.38
                                           -------            --------            -------              ---------

                                                                 2003 Quarters Ended
                                         ---------------------------------------------------------------------------
(in thousands, except per share data)    April 30, 2003    July 31, 2003      October 31, 2003      January 31, 2004
-------------------------------------    --------------    -------------      ----------------      ----------------
Net sales                                  $ 69,149           $ 72,732            $ 66,179             $ 136,595
Gross profit                                 23,111             24,192              20,880                58,850
Income (loss) from operations                (3,659)            (3,031)             (9,661)                6,886
Net income (loss)                            (2,787)            (2,803)             (7,408)                4,284
Diluted earnings per share:
   Net income (loss)                       $  (0.20)          $  (0.20)           $  (0.53)            $    0.30
                                           --------           --------            --------             ---------

      In the fourth quarter of fiscal 2003, the Company accrued a litigation reserve of $8.6 million for the consolidated Capital Factors actions and the United States Attorney and SEC investigation.

(19) Sales by merchandise category

      The following table sets forth our percentage of total merchandise sales by category for the following periods:

                              FISCAL YEAR ENDED JANUARY 31,
                             ------------------------------
                               2003       2004       2005
                              ------     ------     ------
Diamonds                       66.4%      65.3%      65.6%
Gold                           17.4       15.6       15.6
Precious/Semi-Precious         14.2       14.6       13.1
Watches                         2.0        4.5        5.7
                              -----      -----      -----
Total Merchandise Sales       100.0%     100.0%     100.0%
                              =====      =====      =====

Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 2.5%, 2.4%, and 2.7% of net sales in the fiscal years ended January 31, 2005, 2004 and 2003, respectively) and jewelry service plans provided through a third party provider (sales from which represented 2.9%. 2.4%, 2.0% in the fiscal years ended January 31, 2005, 2004 and 2003, respectively). Jewelry repair services are provided through independent jewelers under contract.

(20) Subsequent events

On March 30, 2005, Hugh M. Patinkin, the Company's Chairman and Chief Executive Officer, passed away unexpectedly. The Company's Board of Directors appointed Daniel H. Levy, a member of the Company's Board of Directors since 1997, as Chairman and Lucinda M. Baier, the Company's President and Chief Operating Officer as Chief Executive Officer, President and Chief Operating Officer.

      The Company amended the Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle Bank National Association ("LaSalle") and Back Bay Capital Funding LLC ("Back Bay") which was funded at closing and will be due July 31, 2006, (ii) add a discretionary overadvance subfacility from LaSalle in the amount of $2 million, (iii) terminate the precious metal consignment facility,
(iv) change the maturity date for all outstanding amounts under the Credit Agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the Credit Agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base effective February 1, 2006. The Company expects to have adequate availability under its revolving credit facility throughout fiscal year 2005. However, should actual financial results differ unfavorably from the Company's current forecast, the availability under its revolving credit facility may be adversely impacted.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of, Whitehall Jewellers, Inc.:

Our audits of the financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated April 13, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K (Schedule II). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
April 13, 2005

                            WHITEHALL JEWELLERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               TWELVE MONTHS ENDED JANUARY 31, 2003, 2004 AND 2005
                             (DOLLARS IN THOUSANDS)

             COLUMN A                       COLUMN B       COLUMN C    COLUMN D      COLUMN E
             --------                       ----------    ----------   ---------    ----------
                                            BALANCE AT    CHARGED TO                BALANCE AT
                                            BEGINNING     COSTS AND                    END
            DESCRIPTION                     OF PERIOD      EXPENSES    DEDUCTION    OF PERIOD
-------------------------------------       ---------     ---------    ---------    ----------
Twelve months ended 1/31/03
  Allowance for doubtful accounts            $    673     $  1,686     $  1,815     $    544
                                             ========     ========     ========     ========

  Inventory allowance                           3,579        7,480        7,492        3,567
                                             ========     ========     ========     ========
  Deferred tax valuation allowance                 --           --           --           --
                                             ========     ========     ========     ========

Twelve months ended 1/31/04
  Allowance for doubtful accounts            $    544     $    973     $    979     $    538
                                             ========     ========     ========     ========
   Deferred tax valuation allowance
                                                   --          769           --          769
                                             ========     ========     ========     ========

  Inventory allowance                           3,567        5,987        5,823        3,731
                                             ========     ========     ========     ========

Twelve months ended 1/31/05
  Allowance for doubtful accounts            $    538     $    517     $    660     $    395
                                             ========     ========     ========     ========

  Inventory allowance                           3,731        7,878        7,352        4,257
                                             ========     ========     ========     ========
   Deferred tax valuation allowance
                                                  769          599           --        1,368
                                             ========     ========     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2005, the Chief Executive Officer and Chief Financial Officer of Whitehall Jewellers, Inc. have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis, to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the present design of the Company's disclosure controls and procedures is effective to achieve these results, future events affecting the Company's business may cause management to modify its disclosure controls and procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2005.

Our management's evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended January 31, 2005 that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of the Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the headings "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (which Proxy Statement we intend to file with the SEC no later than May 31, 2005) is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

      Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement we intend to file with the SEC no later than May 31, 2005) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement we intend to file with the SEC no later than May 31, 2005) is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION TABLE

      The following table provides information as of January 31, 2005 regarding the number of shares of the Company's common stock that may be issued under its equity compensation plans.

                                                 (a)                            (b)                               (c)
                                    -----------------------------  -------------------------------   ------------------------------
                                                                                                     Number of securities remaining
                                     Number of securities to be                                       available for future issuance
                                       issued upon exercise of     Weighted-average exercise price   under equity compensation plans
                                    outstanding options, warrants      of outstanding options,      (excluding securities reflected
           Plan Category                    and rights                 warrants and rights                  in column (a))
----------------------------------  -----------------------------  -------------------------------- -------------------------------
Equity compensation plans approved
by security holders                           2,695,419                       $11.874                           430,008

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See the information contained under Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement we intend to file with the SEC no later than May 31, 2005) is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information contained under the heading "Independent Registered Public Accounting Firm" in the Proxy Statement (which Proxy Statement we intend to file with the SEC no later than May 31, 2005) is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statement

See Financial Statements commencing on page 30 hereof.

(a)(2) Financial Statement Schedules

See Financial Statement Schedule on page 55 hereof.

The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 15(d):

Schedule II Valuation and Qualifying Accounts for the Fiscal Years Ended January 31, 2005; January 31, 2004; and January 31, 2003

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. All other documents listed are filed with this Report.

EXHIBIT NO.     DESCRIPTION

*3.1            Second Restated Certificate of Incorporation of the Company.
                Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002, file No. 1-15615.

*3.2 Second Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 4, 2005, file No. 1-15615.

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

*10.2 1996 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615.(1)

*10.3 Lease dated May 14, 1992 between the Company and New York Life Insurance Company relating to the Company's corporate headquarters. Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).

*10.4 ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Whitehall Jewellers, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit
                10.12 of the Company's Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*10.5 Amended and Restated Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, file No. 0-028176.

*10.6 Form of Executive Severance Agreements, as amended, each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-3 as originally filed on January 27, 2000 (Registration No. 333-95465).(1)

*10.7 Executive Severance Agreement dated November 1, 2000, between the Company, WH Inc. of Illinois, a wholly owned subsidiary of the Company, and Lynn D. Eisenheim. Incorporated by reference to
                Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615.(1)

*10.8 Employment Agreement dated June 1, 2004 between the Company and Debbie Nicodemus-Volker. Incorporated by reference to Exhibit
                10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2004, file No. 1-15615. (1)

*10.9 Employment Agreement dated November 30, 2004 between the Company and Lucinda M. Baier. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 1, 2004, file No. 1-15615. (1)

*10.10 1997 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2002, File No. 1-15615.
                (1)

*10.11 Form of Stock Option Agreement for Employees under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit
                10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615. (1)

*10.12 Performance Based Incentive Stock Option Agreements, each dated March 18, 1999 and June 8, 1999, with each of Hugh M. Patinkin, Matthew M. Patinkin, John R. Desjardins, Manny A. Brown and Lynn
                D. Eisenheim, under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615. (1)

*10.13 Form of Non-Qualified Stock Option Agreement under the 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615. (1)

*10.14 Form of Restricted Stock Award Agreement for Executive Officers under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615.(1)

*10.15 Form of Restricted Stock Award Agreement for Non-Employee Directors under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. 1-15615. (1)

*10.16 Form of Restricted Stock Award to Non-Employee Directors pursuant to the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 9, 2005, file No. 1-15615.

*10.17 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 1998 (Registration No. 333-50159). (1)

*10.18 Description of Director compensation arrangement. Incorporated by reference to the paragraph "Compensation of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 22, 2005.

*10.19 Amendment Number One to the 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 1-15615. (1)

*10.20 Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. .0-028176 (1)

*10.21 Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29, 2003, among the Company, LaSalle Bank National Association, as administrative agent for the banks party thereto ("Banks"), the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2003, file No. 1-15615.

*10.22 First Amendment, dated as of March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks the Banks, ABN AMRO Bank, N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 23, 2004, file No. 1-15615.

*10.23 Second Amendment, dated as of January 31, 2005, to the Second Amendment and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 31, 2005, file No. 1-15615.

*10.24 Third Amendment, dated as of April 5, 2005, to the Second Amendment and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 8, 2005, file No. 1-15615.

*10.25 Letter Agreement dated December 15, 2003 relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2003, file No. 1-15615.

*10.26 Letter Agreement, dated March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks party thereto, the Banks, ABN AMRO Bank, N.V., as syndication agent, JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 23, 2004, file No. 1-15615.

*10.27 401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176. (1)

*10.28          Second Amendment to 401(k) Plan. Incorporated by reference to
                Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)
                (2)

*10.29          Third Amendment to 401(k) Plan. Incorporated by reference to
                Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.30          Fourth Amendment to 401(k) Plan. Incorporated by reference to
                Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.31          Whitehall Jewellers, Inc. Employee Stock Purchase Plan.
                Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001 (Registration No. 333-70510). (1)

*10.32          Separation and Release Agreement dated March 3, 2004 between Jon
                H. Browne and the Company. Incorporated by reference to Exhibit
                10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, file No. 1-15615. (1)

*10.33 Separation and Release Agreement, dated December 13, 2004, between the Company and Manny A. Brown. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 15, 2004, file No. 1-15615.

*10.34          Non-Prosecution Agreement dated as of September 28, 2004.
                Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2004, file No. 1-15615.

*10.35 Letter to the United States Attorney for the Eastern District of New York dated September 28, 2004. Incorporated by reference to
                Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2004, file No. 1-15615.

21              Subsidiaries of the Company

23              Consent of Independent Registered Public Accounting Firm

24              Powers of Attorney (included on signature page)

31.1 Certificate Pursuant to Rule 13a-14a under the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2 Certificate Pursuant to Rule 13a-14a under the Securities Exchange Act of 1934 of the Principal Financial Officer.

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

Date: April 15, 2005           WHITEHALL JEWELLERS, INC.
                               (Registrant)

                              By: /s/ John R. Desjardins
                              -----------------------------
                              John R. Desjardins
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                              (Principal financial and accounting officer)

                        POWER OF ATTORNEY AND SIGNATURES

      Each of the undersigned officers and directors of Whitehall Jewellers, Inc. hereby severally constitutes and appoints Lucinda M. Baier and John R. Desjardins, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Whitehall Jewellers, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of April, 2005.

              Name                                Capacity
              ----                                --------
/s/ Lucinda M. Baier                Chief Executive Officer, President
-------------------------------     and Chief Operating Officer
Lucinda M. Baier                    (Principal executive officer)

/s/ Richard K. Berkowitz            Director
-------------------------------
Richard K. Berkowitz

/s/ Daniel H. Levy                  Chairman and Director
-------------------------------
Daniel H. Levy

/s/ Norman J. Patinkin              Director
-------------------------------
Norman J. Patinkin

/s/ Sanford Shkolnik                Director
-------------------------------
Sanford Shkolnik

/s/ John R. Desjardins              Executive Vice President, Chief Financial
-------------------------------      Officer, Treasurer and Secretary
John R. Desjardins                  (Principal financial and accounting officer)