Form 10-K/A
period 2005-01-31
WHITEHALL JEWELLERS INC
filed 2005-05-31
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2004 was $105,254,618 based on the closing price of $7.55 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

  Number of shares of Common Stock outstanding as of May 26, 2005: 13,960,067 Number of shares of Class B Common Stock outstanding as of May 26, 2005: 142

                                EXPLANATORY NOTE


This Form 10-K/A of Whitehall Jewellers, Inc. (the "Company") is being filed to amend Part III of its Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which was previously filed with the Securities and Exchange Commission on April 15, 2005. The Form 10-K is being amended to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company's definitive Proxy Statement will be filed with the Securities and Exchange Commission more than 120 days of the end of the fiscal year ended January 31, 2005. The Company is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV of its Form 10-K. In addition, the cover page of the Form 10-K has been updated and amended.

In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Exchange Act, the Company is including currently dated certifications. This Form 10-K/A does not reflect events occurring after the filing of the Company's Form 10-K on April 15, 2005 or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

All other items of the Form 10-K have not been amended and are simply reported therein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Richard K. Berkowitz, age 63, has served as a director of the Company since 1998. He retired from Arthur Andersen, L.L.P. in August 1998 after serving 21 years as a partner. Prior to his retirement, Mr. Berkowitz served as head of Arthur Andersen's tax division in Miami, Florida. Mr. Berkowitz has been associated with Entente Investment, Inc. and was a member of the Advisory Board of Security Plastics, Inc. Mr. Berkowitz is Chairman of the Audit Committee, the Chairman of the Governance and Nominating Committee and a member of the Compensation Committee.

     Daniel H. Levy, age 61, is the Chief Executive Officer of Donnkenny, Inc., a designer, manufacturer and marketer of women's apparel, and has served as a director of the Company since January 7, 1997 (and had served as a director from March 1996 until May 1996). On February 8, 2005, Donnkenny, Inc. filed for voluntary Chapter 11 bankruptcy protection. Mr. Levy served as Chairman and Chief Executive Officer of Best Products Co. Inc., a large discount retailer of jewelry and brand name hardline merchandise, from April 1996 until January 1997. Prior to such time, Mr. Levy was a Principal for LBK Consulting from 1994 until 1996. Mr. Levy served as Chairman and Chief Executive Officer of Conran's during 1993. Prior to such time, Mr. Levy was Vice Chairman and Chief Operating Officer for Montgomery Ward & Co. from 1991 until 1993. Mr. Levy is the Chairman of the Board, Chairman of the Compensation Committee and a member of the Audit Committee, the Governance and Nominating Committee and the Long Range Planning Committee.

     Norman J. Patinkin, age 78, has served as a director of the Company since 1989. In 2001, he retired as the Chief Executive Officer of United Marketing Group, L.L.C., but remains on its Board of Directors. United Marketing Group operates telemarketing services, motorclubs, travel clubs and direct response merchandise programs for large corporations. Mr. Patinkin is a member of the Long Range Planning Committee.

     Norman J. Patinkin is a first cousin, once removed, of Matthew M. Patinkin, an executive officer of the Company.

     Sanford Shkolnik, age 66, was appointed to the Board of Directors of the Company on April 15, 2003. In 1972, he co-founded Equity Properties and Development Co., which operated a substantial retail real estate portfolio, and served as its Chairman and Chief Executive Officer from 1972 to 1996. Since 1997, Mr. Shkolnik has independently pursued opportunities in real estate and other business ventures. Mr. Shkolnik is the Chairman of the Long Range Planning Committee and a member of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee.

EXECUTIVE OFFICERS

     Lucinda M. Baier, age 40, joined the Company in November 2004. Ms. Baier initially served as the Company's President and Chief Operating Officer and then served as Interim Chief Executive Officer following the death of Hugh M. Patinkin, the former Chairman and Chief Executive Officer of the Company, on March 30, 2005. On April 13, 2005, Ms. Baier was appointed as Chief Executive Officer, President and Chief Operating Officer of the Company. Until April 2004, Ms. Baier was actively employed at Sears, Roebuck and Co., a multiline retail company, where she spent over three years in senior management positions, most recently as the Senior Vice President and General Manager for its Credit and Financial Products business. Prior to her employment with Sears, Roebuck and Co., Ms. Baier served in senior merchandising and financial positions at major retail, chemical and defense corporations, including US Office Products, ICI PLC and General Dynamics.

     John R. Desjardins, age 54, joined the Company in 1979 and has served as Executive Vice President, Chief Financial Officer and Secretary. He also served as Treasurer of the Company from 2003 to present and from 1989 through October 1998 and as a member of the Board of Directors of the Company from 1989 to January 2004. Previously, he worked as a certified public accountant with Deloitte & Touche L.L.P.

     Debbie Nicodemus-Volker, age 51, joined the Company in June 2004 as its Executive Vice President of Merchandise. Ms. Nicodemus-Volker joined the Company after a fourteen year tenure with Duty Free Shoppers. Most recently Ms. Nicodemus-Volker was a Vice President of Merchandising and Planning for Donna Karan International, based in New York.

Donna Karan International and Duty Free Shoppers are divisions of Louis Vuitton Moet Hennessey. At Duty Free Shoppers, Ms. Nicodemus-Volker was Vice President for Merchandise Planning and Procurement for European Brands, including responsibility for fine jewelry and watches. For the six years before that, Ms. Nicodemus-Volker was Vice President for Merchandising - Fine Jewelry at Duty Free Shoppers.

     Matthew M. Patinkin, age 47, joined the Company in 1979 and has served as its Executive Vice President, Operations since July 2000. He also served as Executive Vice President, Store Operations, from 1989 through July 2000 and as a member of the Board of Directors of the Company from 1989 to January 2004.

CERTIFICATIONS

     The Company is required to comply with the NYSE listing standards applicable to corporate governance standards and on July 22, 2004, the Company timely submitted to the NYSE the Annual CEO Certification, pursuant to Section 303A.12 of the NYSE's listing standards, whereby the former Chief Executive Officer of the Company, Hugh M. Patinkin, certified that he was not aware of any violation by the Company of the NYSE's corporate governance listing standards as of the date of the certification. The Company also filed with the Securities and Exchange Commission the certifications required by the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

THE AUDIT COMMITTEE

     Audit Committee. The Audit Committee presently consists of Richard K. Berkowitz (Chairman), Daniel H. Levy and Sanford Shkolnik. The Audit Committee held eleven meetings in fiscal year 2004.

     The Board of Directors has determined that all of the members of the Audit Committee meet the requirements for independence and expertise, including financial literacy, under applicable New York Stock Exchange listing standards and federal securities laws. The Board of Directors has also determined that Mr. Berkowitz is an "Audit Committee financial expert" under federal securities laws.

     The Audit Committee operates under a written charter adopted by the Board of Directors, a current copy of which is available on the Company's website at www.whitehalljewellers.com. The Company will provide a copy of the charter without charge to any stockholder upon written or verbal request of such person.

     The functions of the Audit Committee include assisting the Board in monitoring the integrity of the Company's financial statements, the independent registered public accounting firm's qualifications and independence, the performance of the Company's internal audit function and independent registered public accounting firm and the compliance by the Company with legal and regulatory requirements. The Audit Committee has the sole authority to appoint or replace the independent registered public accounting firm of the Company, who report directly to the Audit Committee. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms associated with such services) to be provided by the independent registered public accounting firm. The Audit Committee has the authority to retain independent legal, accounting and other advisors and the Company is required to provide adequate funding and the compensation of any such advisors.

     The Audit Committee is also responsible for preparing a report for inclusion in the Company's proxy statement stating among other things, whether the Company's audited financial statements should be included in the Company's Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations thereunder require our directors and executive officers and persons who are deemed to own more than ten percent of our common stock, to file certain reports with the Securities and Exchange Commission with respect to their beneficial ownership of our common stock.

     Based upon a review of filings with the Securities and Exchange Commission and written representations from certain reporting persons that other filings were required to be made, we believe that all our directors and executive officers complied during fiscal year 2004 with the reporting requirements of
Section 16(a).

DIRECTOR INDEPENDENCE

     In accordance with the rules of the New York Stock Exchange (and with respect to the Audit Committee, the rules of the Securities and Exchange Commission) and after considering all existing relationships, the Board of Directors has determined that all of its members are independent, and that all members of the Audit, Compensation and Governance and Nominating Committees are independent. In connection with these determinations, the Board of Directors has adopted standards concerning director independence, which conform to the independence requirements in the New York Stock Exchange listing rules and other applicable laws, rules and regulations. A current copy of the Company's Corporate Governance Guidelines is available on the Company's website at www.whitehalljewellers.com and is available in print without charge to any stockholder upon written or verbal request of such person.

CODE OF CONDUCT

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation. The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other named executive officers during the years ended
January 31, 2005, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE


                                                                                            LONG-TERM COMPENSATION
                                                            ANNUAL COMPENSATION                     AWARDS
                                                   -------------------------------------   -----------------------
                                          YEAR                                 OTHER       RESTRICTED     SHARES
                                          ENDED                                ANNUAL         STOCK     UNDERLYING      ALL OTHER
   NAME AND PRINCIPAL POSITION           JAN. 31     SALARY       BONUS     COMPENSATION    AWARDS(1)   OPTIONS(2)   COMPENSATION(6)
-------------------------------          -------   ---------    ---------   ------------   -----------   ----------  ---------------
Lucinda M. Baier......................    2005     $ 63,750     $100,000       $ 2,469       $414,000         --        $     --
  Chief Executive Officer,                2004     $     --     $     --       $    --       $     --         --        $     --
  President and Chief
  Operating Officer (3)                   2003     $     --     $     --       $    --       $     --         --        $     --

John R. Desjardins....................    2005     $305,000     $     --       $    --       $     --         --        $ 12,796
  Executive Vice President, Chief         2004     $305,000     $ 45,700       $    --       $     --         --        $ 24,932
  Financial Officer and Secretary         2003     $305,000     $     --       $    --       $     --     15,000        $ 38,477

Matthew M. Patinkin...................    2005     $280,000     $     --       $    --       $     --         --        $  9,457
  Executive Vice President,               2004     $280,000     $ 40,500       $    --       $     --         --        $  5,577
  Operations                              2003     $270,000     $     --       $    --       $     --     20,000        $  6,015

Debbie Nicodemus-Volker...............    2005     $190,385     $ 25,000       $91,731       $162,400         --        $    125
  Executive Vice President of             2004     $     --     $     --       $    --       $     --         --        $     --
  Merchandise (4)                         2003     $     --     $     --       $    --       $     --         --        $     --

Hugh M. Patinkin......................    2005     $525,000     $     --       $    --       $     --         --        $ 20,654
  Former Chairman, Chief Executive        2004     $525,000     $ 75,000       $    --       $     --         --        $ 21,188
  Officer and President                   2003     $500,000     $     --       $    --       $101,200    150,000        $ 25,702

Manny A. Brown........................    2005     $235,000     $     --       $    --       $     --         --        $671,685
  Former Executive Vice President,        2004     $260,000     $ 37,425       $    --       $     --         --        $  8,572
  Operations (5)                          2003     $250,000     $     --       $    --       $     --     12,500        $ 12,784

----------

(1) On January 28, 2003, the Company's former Chief Executive Officer received an award of 10,000 shares of restricted stock as an incentive award with respect to services to be rendered during the fiscal year ending January 31, 2004. The restrictions on shares of restricted stock lapse in three equal annual installments on the first, second and third anniversaries of the dates of each of the grants, except for the award to Mr. H. Patinkin, which vested in full upon death and the award to Mr. M. Brown (see footnote 5 below). Dividends or other distributions, if paid on shares of common stock generally, will be paid with respect to shares of restricted stock. As of January 31, 2005, the number and value of the aggregate restricted stock holdings of the Company's former Chief Executive Officer and the other named executive officers were: Mr. H. Patinkin, 3,333 shares ($24,064); Ms. Baier, 50,000 shares ($361,000), Mr. Desjardins, 713 shares
     ($5,148); Mr. M. Brown, 0 shares ($0); Mr. M. Patinkin, 632 shares ($4,563); and Ms. Nicodemus-Volker, 20,000 shares ($144,400).

(2) The shares underlying options shown for the fiscal year ended January 31, 2003 include separate option grants for services to be rendered during fiscal years 2003 and 2004. On February 7, 2002, as an incentive award with respect to services to be rendered during the fiscal year ended January 31, 2003, each of the Company's former Chief Executive Officer and the following named executive officers were granted options to purchase shares of the Company's common stock in the following amounts: Mr. H. Patinkin, 100,000; Mr. Desjardins, 10,000; Mr. M. Patinkin, 10,000; and Mr. M. Brown, 5,000. On January 28, 2003, as an incentive award with respect to services to be rendered during the fiscal year ending January 31, 2004, each of the Company's former Chief Executive Officer and the other named executive officers were granted options to purchase shares of the Company's common stock in the following amounts: Mr. H. Patinkin, 50,000; Mr. Desjardins, 5,000; Mr. M. Patinkin, 10,000; and Mr. M. Brown,

     7,500. Prior to the date of Mr. Patinkin's death, 16,666 of his options remained unvested. Pursuant to his stock option agreement, 5,555 of the unvested options became exercisable effective March 30, 2005 and will remain exercisable until March 30, 2006.

(3) Ms. Baier commenced her employment with the Company on November 30, 2004 as President and Chief Operating Officer. Ms. Baier's annual base salary in such position was $425,000 during fiscal year 2004. Ms. Baier also received $2,469 for amounts reimbursed during fiscal year 2004 for the payment of taxes related to relocation expenses.

(4) Ms. Nicodemus-Volker commenced employment with the Company on June 1, 2004. Ms. Nicodemus-Volker's annual base salary is $300,000. Ms. Nicodemus-Volker also received $91,731 for amounts reimbursed during fiscal year 2004 for the payment or reimbursement of residential relocation expenses and taxes related thereto.

(5) Mr. M. Brown tendered his resignation effective December 17, 2004. Pursuant to his separation and release agreement, Mr. M. Brown's employment with the Company was deemed to have been terminated for good reason and therefore his awards of restricted stock vested in full and his options to purchase shares of the Company's common stock vested in full and remain exercisable until December 17, 2006. Also pursuant to the separation and release agreement, the Company made a payment of $666,000 to Mr. M. Brown.

(6) Payments in these amounts for fiscal year 2004 consists of (i) executive medical benefits, (ii) payments or reimbursements for life insurance premiums and (iii) payments in connection with separation agreements (see footnote 5 above). The foregoing amounts were as follows:


                               EXECUTIVE      LIFE       SEPARATION
                                MEDICAL     INSURANCE    AGREEMENT
        NAME                   BENEFITS      PREMIUM       PAYMENT        TOTAL
-------------------            --------     ---------    ----------     --------
Lucinda M. Baier               $    --      $    --      $     --       $     --
John R. Desjardins...........  $ 10,593     $  2,203     $     --       $ 12,796
Debbie Nicodemus-Volker......  $    125     $    --      $     --       $    125
Matthew M. Patinkin..........  $  8,805     $    652     $     --       $  9,457
Hugh M. Patinkin.............  $ 14,009     $  6,645     $     --       $ 20,654
Manny A. Brown...............  $  4,375     $  1,310     $666,000       $671,685

    General Information Regarding Options. The following tables show information regarding stock options exercised by and held by the executive officers named in the Summary Compensation Table. Stock options were not granted to any of the named executive officers in fiscal year 2004.

     OPTION EXERCISES IN FISCAL YEAR 2004 AND FISCAL YEAR END OPTION VALUES


                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN THE
                                                                      OPTIONS AS OF               MONEY OPTIONS AS OF
                                    SHARES                           JANUARY 31, 2005              JANUARY 31, 2005
                                   ACQUIRED        VALUE       ----------------------------  ----------------------------
        NAME                      ON EXERCISE    REALIZED      EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-------------------               ---------------------------------------------------------------------------------------

Lucinda M. Baier............          --         $    --             --             --        $  --             $   --
John R. Desjardins..........          --         $    --        392,826          4,999        $  --             $   --
Debbie Nicodemus-Volker.....          --         $    --             --             --        $  --             $   --
Matthew M. Patinkin.........          --         $    --        377,869          6,666        $  --             $   --
Hugh M. Patinkin (1)........          --         $    --      1,329,315         49,999        $  --             $   --
Manny A. Brown (2)..........          --         $    --        124,632            --         $  --             $   --

----------
(1) Mr. H. Patinkin passed away after January 31, 2005, the date as of which this table speaks. Prior to Mr. H. Patinkin's death on March 30, 2005, only 16,666 of his options remained unvested. Pursuant to his stock option agreement,

     5,555 of the unvested options became exercisable by his estate effective March 30, 2005 and will remain exercisable until March 30, 2006.

(2) Mr. M. Brown tendered his resignation effective December 17, 2004. Pursuant to his separation and release agreement, Mr. M. Brown's employment with the Company was deemed to have been terminated for good reason and therefore his options to purchase shares of the Company's common stock vested in full and remain exercisable until December 17, 2006.

SEVERANCE AND EMPLOYMENT AGREEMENTS

     Severance Agreements with Named Executive Officers. As described below, the Company has entered into severance agreements with each of John R. Desjardins, Executive Vice President and Secretary, dated May 7, 1996 and Matthew M. Patinkin, Executive Vice President, Operations, dated May 7, 1996.

     The agreements provide for certain payments after a "change of control." A "change of control" is defined under the agreements to include (i) an acquisition by a third party (excluding certain affiliates of the Company) of beneficial ownership of at least 25% of the outstanding shares of common stock,
(ii) a change in a majority of the incumbent Board of Directors and (iii) merger, consolidation or sale of substantially all of the Company's assets if the Company's stockholders do not continue to own at least 60% of the equity of the surviving or resulting entity. Pursuant to these agreements, the employees will receive certain payments and benefits if they terminate employment voluntarily six months after a "change of control," or if, during a three-year period following a change in control (i) they terminate for "good reason," as defined in the agreements (such as certain changes in duties, titles, compensation, benefits or work locations) or (ii) if they are terminated by the Company, other than for "cause," as so defined. The severance agreements also provide for certain payments absent a change of control if they terminate employment for "good reason" or if they are terminated by the Company, other than for "cause." Their payment will equal 2.5 times (1.5 times if a change of control has not occurred) their highest salary plus bonus over the five years preceding the change of control, together with continuation of health and other insurance benefits for 30 months (18 months if a change of control has not occurred). The severance agreements also provide for payment of bonus for any partial year worked at termination of employment equal to the higher of (x) the employee's average bonus for the immediately preceding two years and (y) 50% of the maximum bonus the employee could have earned in the year employment terminates, pro rated for the portion of the year completed. To the extent any payments to either of these two senior executives under these agreements would constitute an "excess parachute payment" under section 280G(b)(1) of the Internal Revenue Code (the "Code"), the payments will be "grossed up" for any excise tax payable under such section, so that the amount retained after paying all federal income taxes due would be the same as such person would have retained if such section had not been applicable.

     Employment Agreements with Named Executive Officers. As described below, the Company has entered into employment agreements with each of Lucinda M. Baier, Chief Executive Officer, President and Chief Operating Officer, dated November 30, 2004 and Debbie Nicodemus-Volker, Executive Vice President of Merchandise, dated June 1, 2004.

     Under the terms of Ms. Baier's employment agreement, Ms. Baier will receive an initial annual base salary of $425,000. Pursuant to her employment agreement, Ms. Baier received a one-time "sign-on" bonus payment of $100,000, subject to required withholdings, on January 7, 2005. This "sign-on" bonus will be credited against any bonus earned by Ms. Baier for the fiscal year ending January 31, 2006. In addition, beginning for the fiscal year ending January 31, 2006 and in the sole discretion of the Compensation Committee of the Company's Board of Directors, Ms. Baier will have an opportunity to participate in the Company's Management Cash Bonus Plan. Furthermore, Ms. Baier shall, in the sole discretion of the Compensation Committee, be eligible during her employment with the Company to be granted stock options, restricted stock and/or other equity-based compensation awards. Ms. Baier was named Chief Executive Officer of the Company on April 13, 2005 and her annual base salary was increased to $500,000.

     Under the terms of Ms. Nicodemus-Volker's employment agreement, Ms. Nicodemus-Volker will receive an initial annual base salary of $300,000. In addition, beginning for the fiscal year ending January 31, 2005 and in the sole discretion of the Compensation Committee of the Company's Board of Directors, Ms. Nicodemus-Volker will have an opportunity to participate in the Company's Management Cash Bonus Plan, with the same percentage bonus opportunity as the Company's other Executive Vice Presidents. Furthermore, Ms. Nicodemus-Volker shall, in the sole discretion of the Compensation Committee, be eligible during her employment with the Company to be granted stock options, restricted stock and/or other equity-based compensation awards.

     Each of Ms. Baier's and Ms. Nicodemus-Volker's employment agreements is for an initial term of one year, subject to earlier termination, and will be automatically extended for one additional year unless either party to the applicable employment agreement gives written notice of termination at least 60 days prior to the expiration of the term.

     The employment agreements also provide that if the executive's employment is terminated without Cause (as defined in each executive's employment agreement), such executive will receive a severance payment equal to her base salary for a period of twelve months following termination, any accrued but unpaid salary and annual bonus through and including the effective date of the termination of her employment (determined on a pro rata basis for the number of days of the fiscal year for which she was employed by the Company), such annual bonus to be paid following the Compensation Committee's determination of her annual bonus, if any, for the fiscal year in which the termination of employment occurred, and other employee benefits to which she was entitled on the date of the termination of her employment in accordance with the terms of the applicable plans. In addition, Ms. Baier will receive these payments if she terminates her employment with Good Reason (as defined in the employment agreement), provided that in order to receive the severance payment equal to her base salary for a period of twelve months following termination she must execute a mutual release and non-disparagement agreement, in form and substance reasonably satisfactory to the Company and Ms. Baier.

     The employment agreements also provide Ms. Baier and Ms. Nicodemus-Volker with certain benefits, including participation in the Company's employee benefit plans generally available to executives of the company (currently including health insurance, life insurance, participation in the Company's 401(k) plan, automobile benefits and reimbursement for business expenses) and relocation assistance. The employment agreements also contain confidentiality, noncompete and nonsolicitation covenants from Ms. Baier and Ms. Nicodemus-Volker.

COMPENSATION OF DIRECTORS

     Directors who are officers or employees of the Company will receive no compensation for serving as directors. Currently, the Board of Directors is comprised entirely of non-employee directors. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors, meetings of committees of the Board of Directors and other Board of Directors related matters.

     In fiscal year 2005, non-employee directors will receive compensation of $6,250 per fiscal quarter. In addition, non-employee directors are entitled to receive $1,250 for each meeting of the Board of Directors attended and committee members are entitled to receive $400 for each committee meeting attended. The chairman of the Audit Committee is entitled to receive an annual cash retainer of $25,000, to be paid in four equal installments at the beginning of each fiscal quarter. The chairman of each other committee is entitled to receive an annual cash retainer of $5,000, to be paid in four equal installments at the beginning of each fiscal quarter. Each non-employee director of the Company has the option to receive shares of restricted common stock at the beginning of each fiscal quarter in lieu of receiving the quarterly directors' fees of $6,250 described above. The fair market value of the common stock on the date of issuance, and the restriction period (that is, the period in which the common stock subject to the award may not be sold, transferred, assigned, pledged, hypothecated or otherwise encumbered or disposed of) relating to each such award will lapse at the end of the fiscal quarter in which the shares of restricted common stock were issued. Shares of restricted stock are subject to forfeiture if the non-employee director ceases to serve as a director of the Company during the restriction period.

     Each of the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan provides that non-employee directors may be granted stock-based awards at the discretion of the Compensation Committee, with the approval of the Board of Directors, to advance the interests of the Company by attracting and retaining well-qualified directors. Accordingly, the Company may grant such awards from time to time for such purpose. The non-employee directors have received such additional awards with respect to each of the past six fiscal years of the Company and it is the current expectation of the Compensation Committee that such annual grants will continue in the form of a grant of 1,667 shares of restricted stock.

     As permitted under the Company's 1997 Long-Term Incentive Plan, each non-employee director is granted a restricted stock award each year as of the Audit Certification Date (as defined below). Such award entitles each non-employee director to receive an amount of restricted common stock equal to $10,000 divided by the fair market value of such common stock on the applicable Audit Certification Date, rounded down to the nearest whole share. The restriction period relating to each such award is one year from the date of grant. Shares of restricted stock are subject to forfeiture if the non-employee director ceases to serve as a director of the Company during the restriction period. The "Audit Certification Date" is the date each year on which the Company's independent public accountants deliver an opinion to the Company as to its yearly audit of the financial statements of the Company.

     The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the directors are the same as those available to the Company's senior level employees.

EXECUTIVE OFFICER COMPENSATION REPORT BY THE COMPENSATION COMMITTEE

     All compensation decisions for the Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table (other than Manny Brown, whose employment with the Company was terminated on December 17, 2004, and Hugh Patinkin, who passed away on March 30, 2005) are currently made by the Compensation Committee of the Board of Directors. The Compensation Committee consists of Daniel H. Levy (Chairman), Richard K. Berkowitz and Sanford Shkolnik. Each member of the Compensation Committee is a non-employee director who has not previously been an officer or employee of the Company.

     Executive compensation consists of both annual and long-term compensation. Annual compensation consists of a base salary and bonus. Long-term compensation is generally provided through awards under the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan.

     The Compensation Committee's approach to annual base salary is to offer competitive salaries in comparison with market practices. The base salary of each officer is set at a level considered to be appropriate in the judgment of the Compensation Committee based on an assessment of the particular responsibilities and performance of the officer taking into account the performance of the Company, other comparable companies, the retail jewelry industry, the economy in general and such other factors as the Compensation Committee may deem relevant. The comparable companies considered by the Compensation Committee may include companies included in the peer group index discussed below and/or other companies in the sole discretion of the Compensation Committee. No specific measures of the Company's performance or other factors are considered determinative in the base salary decisions of the Compensation Committee. Instead, substantial judgment is used and all of the facts and circumstances are taken into consideration by the Compensation Committee in its executive compensation decisions.

     In addition to base salary, the former Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table above other than Ms. Baier were eligible to participate in the Company's Management Bonus Program during fiscal year 2004. Under this bonus program, each executive officer was entitled to receive a cash bonus (not to exceed 125% of base salary in the case of the Chief Executive Officer and up to 100% of base salary in the case of the other executive officers named in the Summary Compensation Table above) and a restricted stock bonus (not to exceed 25% of the cash bonus paid) based on the net income of the Company before extraordinary items. Based on the Company's performance during fiscal year 2004, no bonuses were paid pursuant to the Management Bonus Program to the former Chief Executive Officer or the other executive officers named in the Summary Compensation Table above.

     The executive officers are eligible to participate in the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan. Each of the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan is administered by the Compensation Committee. Subject to the terms of the plans, the Compensation Committee (and the Chief Executive Officer with respect to non-executive officer employees) is authorized to select eligible directors, officers and other key employees for participation in the plans and to determine the number of shares of common stock subject to the awards granted thereunder, the exercise price, if any, the time and conditions of exercise, and all other terms and conditions of the awards. The purposes of the plans are to align the interests of the Company's stockholders and the recipients of grants under the plans by increasing the proprietary interest of the recipients in the Company's growth and success and to advance the interests of the Company by attracting and retaining officers and other key employees. The terms and the size of the option grants to each executive officer will vary from individual to individual in the discretion of the Compensation Committee. No specific factors are considered determinative in the grants of options to executive officers by the Compensation Committee. Instead, all of the facts and circumstances are taken into consideration by the Compensation Committee in its executive compensation decisions. Grants of options are based on the judgment of the members of the Compensation Committee considering the total mix of information.

     Section 162(m) of the Code. Section 162(m) of the Code generally limits to $1 million the amount that a publicly held corporation is allowed each year to deduct for the compensation paid to each of the corporation's chief executive officer and the corporation's four most highly compensated officers other than the chief executive officer, subject to certain exceptions. One such exception is "qualified performance-based compensation." Compensation attributable to stock options granted to executives is intended to constitute "qualified performance-based compensation." The Company does not believe that the $1 million deduction limitation should have any effect on it in the near future. If the $1 million deduction limitation is expected to have any effect on the Company in the future, the Company will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

                                                   THE COMPENSATION COMMITTEE OF
                                                   THE BOARD OF DIRECTORS

                                                   Daniel H. Levy (Chairman)
                                                   Richard K. Berkowitz
                                                   Sanford Shkolnik

PERFORMANCE GRAPH

     The rules of the Securities and Exchange Commission require each public company to include a performance graph comparing the cumulative total stockholder return on the company's common stock for the five preceding fiscal years, or such shorter period as the registrant's class of securities has been registered with the Securities and Exchange Commission, with the cumulative total returns of a broad equity market index and a peer group or similar index. The common stock traded on The NASDAQ Stock Market under the symbol "WHJI" from May 2, 1996 through January 26, 2000. On January 27, 2000, the common stock began trading on the New York Stock Exchange under the symbol "JWL." The performance graph included in this report shows the period from January 31, 2000 through the last trading day of the fiscal year, which was January 31, 2005.

     The following chart graphs the performance of the cumulative total return to stockholders (stock price appreciation plus dividends) between January 31, 2000 and January 31, 2005 in comparison to the New York Stock Exchange Market Index and the "Jewelry Stores Peer Group Index" or "JSPGI." The retail jewelry store companies comprising the JSPGI are companies traded on The Nasdaq Stock Market, the New York Stock Exchange, The American Stock Exchange or over-the-counter who have listed their companies' SIC code as 5944-- Jewelry Store. These companies include the Company, Blue Nile, Inc., DGSE Companies, Inc., Finlay Enterprises, Inc., Lion-Gri International, Reeds Jewelers, Inc., SGD Holdings, Ltd., Signet Group PLC, Tiffany & Co. and Zale Corporation.


                              [PERFORMANCE GRAPH]

                      COMPARISON OF CUMULATIVE TOTAL RETURN
             AMONG WHITEHALL JEWELLERS, INC., THE NYSE MARKET INDEX
                     AND THE JEWELRY STORES PEER GROUP INDEX


Assumes $100 invested on January 31, 2000 in the Company's common stock, The Jewelry Stores Peer Group Index, and The NYSE Market Index. Cumulative total return assumes reinvestment of dividends.

                                       1/31/00     1/31/01      1/31/02     1/31/03     1/31/04     1/31/05
Whitehall Jewellers, Inc.              100.00      34.26        64.00       41.31       37.91       29.62
The Jewelry Stores Peer Group Index    100.00      99.77        107.79      77.25       122.92      117.53
NYSE Market Index                      100.00      108.42       96.00       77.75       105.62      114.49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of May 26, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group.

                                                                              AMOUNT OF
                                                               BENEFICIAL      PERCENT
                   NAME OF BENEFICIAL OWNER(1)                 OWNERSHIP      OF CLASS(2)
                   ---------------------------                 ----------    -----------
     5% Stockholders

     Estate of Hugh M. Patinkin (3)........................     2,216,885        14.5%
     c/o Jenner & Block LLP
     Attn: John Buttita, Esq.
     One IBM Plaza
     Chicago, IL 60611-7603

     Newcastle Partners, L.P. (4)..........................     2,018,400        14.5%
     300 Crescent Court, Suite 1110
     Dallas, TX  75201

     FMR Corp. (5).........................................     1,548,900        11.1%
     82 Devonshire Street
     Boston, MA  02109

     Reed Conner & Birdwell LLC (6)........................     1,441,025        10.3%
     11111 Santa Monica Boulevard, Suite 1700
     Los Angeles, CA  90025

     Myron M. Kaplan (7)...................................     1,386,600         9.9%
     P.O. Box 385
     Leonia, NJ  07605
     Wasatch Advisors, Inc. (8)............................     1,331,952         9.5%
     150 Social Hall Avenue
     Salt Lake City, UT 84111

     Dimensional Fund Advisors Inc. (9)....................     1,022,750         7.3%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA  90401

     Directors and Executive Officers

     Hugh M. Patinkin (10).................................            --          --
     Matthew M. Patinkin (11)..............................       890,936         6.2%
     John R. Desjardins (12)...............................       670,664         4.7%
     Manny A. Brown (13)...................................       127,920         *
     Norman J. Patinkin (14)...............................        90,645         *
     Daniel H. Levy (15)...................................        64,385         *
     Richard K. Berkowitz (16).............................        61,247         *
     Lucinda M. Baier (17).................................        50,000         *
     Sanford Shkolnik (18).................................        29,697         *
     Debbie Nicodemus-Volker (19)..........................        20,000         *
     All executive officers and directors as a group.......     2,005,494        13.4%

----------
    * Less than 1%.

(1) Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 13,960,067 shares of common stock outstanding on May 26, 2005. Where indicated in the footnotes, this table also includes common stock issuable pursuant to stock options exercisable within 60 days of the filing of this report.

(3) Includes 1,368,203 shares of common stock issuable pursuant to presently exercisable stock options. Includes 388,439 shares owned by MJSB Investment Partners, L.P., a Delaware limited partnership, U/A/D 10/28/97, of which the Hugh M. Patinkin Trust, dated December 12, 1986, as amended, is the 1% general partner and various trusts created for Sheila C. Patinkin and the children of Hugh M. Patinkin are the 99% limited partners, and for which Sheila C. Patinkin and Harold S. Patinkin, as Trustees of the Hugh M. Patinkin Trust, jointly exercise the rights of the general partner as the sole managing agent of the partnership. Includes 9,916 shares held by Sheila C. Patinkin and Harold S. Patinkin, as Trustees of various other trusts for the children of Hugh M. Patinkin and Sheila C. Patinkin, with respect to which shares Sheila C. Patinkin and Harold S. Patinkin share voting and investment power.

(4) Share information based solely on information contained on a Schedule 13D, dated April 18, 2005, filed with the Securities and Exchange Commission. This Schedule 13D indicates that Newcastle Partners, L.P. beneficially owns 2,018,400 shares of common stock and has sole voting and investment power with respect to the reported shares. Newcastle Capital Management, L.P., as the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of common stock beneficially owned by Newcastle Partners, L.P. Newcastle Capital Group, L.L.C., as the general partner of Newcastle Capital Management, L.P., which in turn is the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of common stock beneficially owned by Newcastle Partners, L.P. Mark E. Schwarz, as the managing member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P., which in turn is the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of common stock beneficially owned by Newcastle Partners, L.P. Newcastle Capital Management, L.P., Newcastle Capital Group, L.L.C. and Mr. Schwarz disclaim beneficial ownership of the shares of common stock held by Newcastle Partners, L.P., except to the extent of their pecuniary interest therein. By virtue of his position with Newcastle Partners, L.P., Newcastle Capital Management, L.P. and Newcastle Capital Group, L.L.C., Mark E. Schwarz has the sole power to vote and dispose of the shares of common stock owned by Newcastle Partners, L.P.

(5) Share information based solely on information contained on a Schedule 13G/A, dated February 14, 2005, filed with the Securities and Exchange Commission. This Schedule 13G/A indicates that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under section 203 of the Investment Advisers Act of 1940, has sole investment power with respect to 1,131,900 of the reported shares. The Schedule 13G/A further indicates that Edward C. Johnson 3d, Chairman of FMR Corp., and FMR Corp., through their control of Fidelity Management & Research Company, have sole power to dispose of the 1,131,900 shares. This Schedule 13G/A also indicates that Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in
     Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 417,000 of the reported shares as a result of its serving as investment manager of the institutional account(s). This Schedule 13G/A further indicates that Edward C. Johnson 3d and FMR Corp., through their control of Fidelity Management Trust Company, each has sole dispositive power over 417,000 shares and sole power to vote or to direct the voting of 417,000 shares of Common Stock owned by the institutional account(s) as reported above. In addition, the Schedule 13G/A indicates that Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Board of Directors of Trustees of the Fidelity Funds, that members of the Edward C. Johnson 3d family own approximately 49% of the voting power of FMR Corp., and that the Johnson family group and all Class B shareholders of FMR Corp. have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Furthermore, the
     Schedule 13G states that through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(6) Share information based solely on information contained on a Schedule 13G/A, dated April 18, 2005, filed with the Securities and Exchange Commission. This Schedule 13G/A indicates that Reed Conner & Birdwell LLC, an investment adviser registered under section 203 of the Investment Advisers Act of 1940, has sole voting and investment power with respect to the reported shares.

(7) Share information based solely on information contained on a Form 4, dated April 15, 2005, filed with the Securities and Exchange Commission. This Form 4 indicates that Myron M. Kaplan has sole voting and investment power with respect to the reported shares.

(8) Share information based solely on information contained on a Schedule 13G/A, dated February 14, 2005, filed with the Securities and Exchange Commission. This Schedule 13G/A indicates that Wasatch Advisors, Inc., an investment adviser registered under section 203 of the Investment Advisers Act of 1940, has sole voting and investment power with respect to the reported shares.

(9) Share information based solely on information contained on a Schedule 13G, dated February 9, 2005, filed with the Securities and Exchange Commission. This Schedule 13G indicates that Dimensional Fund Advisors Inc., an investment adviser registered under section 203 of the Investment Advisers Act of 1940, has sole voting and investment power with respect to the reported shares.

(10) Mr. Hugh M. Patinkin passed away prior to May 26, 2005, the date as of which the table speaks. Mr. Patinkin served as Chairman and Chief Executive Officer of the Company until the time of his death. See footnote 3 above.

(11) Includes 381,202 shares of common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days of this report. Includes 185,208 shares solely owned by Robin J. Patinkin, as Trustee of the Robin Patinkin UA2-2-92 Trust. Robin
     J. Patinkin, Matthew Patinkin's wife, has sole investment power with respect to such shares. Includes 32,406 shares held by Matthew M. Patinkin and Robin J. Patinkin, as Trustees of various trusts for the benefit of their children. Includes 13,281 shares held by Robin J. Patinkin, as Trustee of various trusts for the benefit of the children of Matthew M. Patinkin and Robin J. Patinkin, with respect to which shares Matthew M. Patinkin disclaims beneficial ownership because Robin J. Patinkin has sole voting and investment power with respect to such shares. The mailing address of Matthew M. Patinkin is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.

(12) Includes 396,159 shares of common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days of this report. Includes 35,748 shares beneficially owned by John R. Desjardins, which shares are held by Cheryl Desjardins and Stephen Kendig, as Trustees of the John R. Desjardins 1995 Family Trust U/A/D 12/28/95. Cheryl Desjardins and Stephen Kendig have shared investment power with respect to such shares. Shares beneficially owned by Mr. Desjardins include shares allocated to his account in the ESOP (12,440 shares), as to which he shares voting power with the ESOP. The ESOP has sole investment power with respect to such shares. The mailing address of John R. Desjardins is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.

(13) Includes 124,632 shares of common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days of this report. Mr. M. Brown tendered his resignation effective December 17, 2004. Pursuant to his separation and release agreement, Mr. M. Brown's employment with the Company was deemed to have been terminated for good reason and therefore his options to purchase shares of the Company's common stock vested in full and remain exercisable until December 17, 2006. Includes 750 shares owned by Marcy Brown, Mr. M. Brown's wife, in her self directed IRA account, with respect to which shares Manny A. Brown disclaims beneficial ownership. The mailing address of Manny A. Brown is 184 Oak Knoll Terrace, Highland Park, IL 60035.

(14) Includes 47,366 shares of common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days of this report. Includes 1,111 shares of restricted common stock granted on February 19, 2004, which restrictions lapse in equal installments on February 19, 2006 and February 19, 2007. Includes 1,667 shares of restricted common stock granted on March 3, 2005, which restrictions lapse in equal installments on March 3, 2006, March 3, 2007 and March 3, 2008. Includes 1,402 shares of restricted common stock granted on April 13, 2005, which restrictions lapse on April 13, 2006. The mailing address of Norman J. Patinkin is c/o United Marketing Group, L.L.C., 5724 North Pulaski, Chicago, Illinois 60647.

(15) Includes 49,444 shares of common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days of this report. Includes 1,111 shares of restricted common stock granted on February 19, 2004, which restrictions lapse in equal installments on February 19, 2006 and February 19, 2007. Includes 1,667 shares of restricted common stock granted on March 3, 2005, which restrictions lapse in equal installments on March 3, 2006, March 3, 2007 and March 3, 2008. Includes 1,402 shares of restricted common stock granted on April 13, 2005, which restrictions lapse on April 13, 2006. The mailing address for Daniel H. Levy is c/o Donnkenny, Inc., 1411 Broadway, New York, New York 10019.

(16) Includes 46,306 shares of common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days of this report. Includes 1,111 shares of restricted common stock granted on February 19, 2004, which restrictions lapse in equal installments on February 19, 2006 and February 19, 2007. Includes 1,667 shares of restricted common stock granted on March 3, 2005, which restrictions lapse in equal installments on March 3, 2006, March 3, 2007 and March 3, 2008. Includes 1,402 shares of restricted common stock granted on April 13, 2005, which restrictions lapse on April 13, 2006. The mailing address for Richard K. Berkowitz is 3201 NE 183rd Street, Unit 1905, Aventura, Florida 33160.

(17) Includes 50,000 shares of restricted common stock which may not be sold or transferred until after November 30, 2005. The mailing address of Lucinda
     M. Baier is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.

(18) Includes 6,141 shares of common stock issuable pursuant to presently exercisable stock options. Includes 1,111 shares of restricted common stock granted on February 19, 2004, which restrictions lapse in equal installments on February 19, 2006 and February 19, 2007. Includes 1,667 shares of restricted common stock granted on March 3, 2005, which restrictions lapse in equal installments on March 3, 2006, March 3, 2007 and March 3, 2008. Includes 1,402 shares of restricted common stock granted on April 13, 2005, which restrictions lapse on April 13, 2006. The mailing address of Sanford Shkolnik is c/o Encore Investments, LLC, 101 West Grand Avenue, Chicago, Illinois 60610.

(19) Includes 20,000 shares of restricted common stock which may not be sold or transferred until after June 1, 2005. The mailing address of Debbie Nicodemus-Volker is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

         The following table provides information as of January 31, 2005 regarding the number of shares of the Company's common stock that may be issued under its equity compensation plans.

---------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
        Plan Category           Number of securities to be    Weighted-average exercise       Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             2,695,419                     $11.84                       430,008
---------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Whitehall merchandise at approximately ten percent above the Company's cost. No such purchases were made under this program during fiscal year 2004 as compared to approximately $174,000 of such purchases in fiscal year 2003. This program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors, are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company's support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Representatives of PricewaterhouseCoopers ("PwC"), the Company's independent registered public accounting firm for the last fiscal year, are expected to be present at the annual meeting and will have an opportunity to make a statement and to respond to appropriate questions raised by stockholders at the annual meeting or submitted in writing prior thereto.

AUDIT AND NON-AUDIT FEES

     The following table sets forth the fees billed for each of fiscal years 2004 and 2003 for professional services rendered by PwC.

                                      2004             2003
AUDIT FEES (1)                     $1,102,224       $2,429,679
AUDIT-RELATED FEES (2)             $   28,844       $   35,000
TAX FEES (3)                       $   83,076       $  153,527
ALL OTHER FEES (4)                 $    5,000       $   48,800
                                   ----------       ----------
                           TOTAL   $1,219,144       $2,667,006
                                   ==========       ==========

(1) Audit fees related to professional services rendered for the audit of the Company's annual financial statements and quarterly review of financial statements included in the Company's quarterly reports on Form 10-Q. The fiscal year 2004 audit fee decreased primarily as a result of the settlement of the consolidated Capital Factors actions and the non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York.

(2) Audit-related fees include professional services related to the audit of the Company's financial statements, consultation on accounting standards or transactions and audits of employee benefit plans.

(3) Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.

(4) All other fees for fiscal year 2003 included professional services rendered in connection with the production of information in response to a subpoena from the Supreme Court of the State of New York regarding the Capital Factors civil litigation.

APPROVAL OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM SERVICES AND FEES

     Under the Company's policy approved by the Audit Committee, the Audit Committee must pre-approve all services provided by the Company's independent registered public accounting firm and fees charged. The Audit Committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the Audit Committee will periodically monitor the levels of PwC fees against the pre-approved limits. The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for approval. All fiscal year 2004 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Securities and Exchange Commission Regulation S-K,
Item 601:

EXHIBIT NO.    DESCRIPTION
----------

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

*10.17 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 1998 (Registration No. 333-50159). (1)

*10.18 Amendment Number One to the 1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 1-15615. (1)

*10.19 Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, file No. .0-028176 (1)

*10.20 Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29, 2003, among the Company, LaSalle Bank National Association, as administrative agent for the banks party thereto ("Banks"), the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2003, file No. 1-15615.

*10.21 First Amendment, dated as of March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks the Banks, ABN AMRO Bank, N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 23, 2004, file No. 1-15615.

*10.22 Second Amendment, dated as of January 31, 2005, to the Second Amendment and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 31, 2005, file No. 1-15615.

*10.23 Third Amendment, dated as of April 5, 2005, to the Second Amendment and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 8, 2005, file No. 1-15615.

*10.24 Letter Agreement dated December 15, 2003 relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2003, file No. 1-15615.

*10.25 Letter Agreement, dated March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks party thereto, the Banks, ABN AMRO Bank, N.V., as syndication agent, JP Morgan Chase Bank, as documentation agent. Incorporated by reference to
               Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 23, 2004, file No. 1-15615.

*10.26 401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, file No. 0-028176. (1)

*10.27         Second Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1) (2)

*10.28         Third Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.29         Fourth Amendment to 401(k) Plan. Incorporated by reference to
               Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, file No. 0-028176. (1)

*10.30         Whitehall Jewellers, Inc. Employee Stock Purchase Plan.
               Incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001 (Registration No. 333-70510). (1)

*10.31         Separation and Release Agreement dated March 3, 2004 between Jon
               H. Browne and the Company. Incorporated by reference to Exhibit
               10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, file No. 1-15615. (1)

*10.32 Separation and Release Agreement, dated December 13, 2004, between the Company and Manny A. Brown. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 15, 2004, file No. 1-15615.

*10.33 Separation and Release Agreement, dated May 18, 2005, between the Company, WH Inc. of Illinois and Lynn D. Eisenheim. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2005, file No. 1-15615.

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

***21          Subsidiaries of the Company

***23          Consent of Independent Registered Public Accounting Firm

***24          Powers of Attorney (included on signature page)

 **31.1 Certificate Pursuant to Rule 13a-14a under the Securities Exchange Act of 1934 of the Principal Executive Officer.

 **31.2 Certificate Pursuant to Rule 13a-14a under the Securities Exchange Act of 1934 of the Principal Financial Officer.

***32.1 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2 Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------------

(1) Represents management contract or compensatory plan or arrangement.

(2) There is no First Amendment to 401(k) Plan.

--------------------
*incorporated by reference
**filed herewith
***previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2005            WHITEHALL JEWELLERS, INC.
                              (Registrant)

                              By:  /s/ John R. Desjardins
                              ---------------------------
                              John R. Desjardins
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                              (Principal financial and accounting officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of May, 2005.

               Name                                                Capacity
               ----                                                --------
/s/ *                                         Chairman of the Board
------------------------------------
Daniel H. Levy

/s/ *                                         Director
------------------------------------
Richard K. Berkowitz

/s/ *                                         Director
------------------------------------
Norman J. Patinkin

/s/ *                                         Director
------------------------------------
Sanford Shkolnik

/s/ *                                         Chief Executive Officer, President and Chief Operating
------------------------------------          Officer
Lucinda M. Baier                              (Principal executive officer)

/s/ John R. Desjardins                        Executive Vice President, Chief Financial Officer,
------------------------------------          Treasurer and Secretary
John R. Desjardins                            (Principal financial and accounting officer)


*/s/ John R. Desjardins                       Attorney-in-fact
 -----------------------------------
John R. Desjardins