Form 10-Q
period 2005-04-30
WHITEHALL JEWELLERS INC
filed 2005-06-09
CIK 868984

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2005

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

      The number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of June 1, 2005 was 13,960,067 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of June 1, 2005 was 142.

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
               for the three months ended April 30, 2005 and 2004
                                   (unaudited)
                     (in thousands, except per share data)

                                                                           Three months ended
                                                                    --------------------------------
                                                                    April 30, 2005    April 30, 2004
                                                                    --------------    --------------
Net sales                                                           $       70,998    $       73,028

Cost of sales (including buying and occupancy expenses)                     48,442            48,752
                                                                    --------------    --------------

      Gross profit                                                          22,556            24,276

Selling, general and administrative expenses                                27,690            27,036

Professional fees and other charges                                          1,222             2,653
                                                                    --------------    --------------

     Loss from operations                                                   (6,356)           (5,413)

Interest expense                                                             1,298               905
                                                                    --------------    --------------

     Loss before income taxes                                               (7,654)           (6,318)

Income tax benefit                                                          (2,705)           (2,622)
                                                                    --------------    --------------

     Net loss                                                       $       (4,949)   $       (3,696)
                                                                    ==============    ==============

Basic earnings per share:

     Net loss                                                       $        (0.35)   $        (0.27)
                                                                    ==============    ==============

     Weighted average common shares and common share equivalents            13,958            13,930
                                                                    ==============    ==============

Diluted earnings per share:

     Net loss                                                       $        (0.35)   $        (0.27)
                                                                    ==============    ==============

     Weighted average common shares and common share equivalents            13,958            13,930
                                                                    ==============    ==============

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
            As of April 30, 2005, January 31, 2005 and April 30, 2004
                  (unaudited, in thousands, except share data)

                                                                   April 30, 2005        January 31, 2005        April 30, 2004
                                                                   --------------        ----------------        --------------
      ASSETS
Current Assets:
   Cash                                                               $   1,444              $   2,206              $  1,432
   Accounts receivable, net                                               3,034                  2,688                 1,078
   Merchandise inventories                                              195,150                183,676               197,990
   Current income tax benefit                                             3,714                  3,959                 4,591
   Other current assets                                                     957                    383                   837
   Deferred financing costs                                                 948                    360                   278
   Deferred income taxes, net                                             2,758                  2,255                 5,791
                                                                      ---------              ---------              --------
           Total current assets                                         208,005                195,527               211,997

Property and equipment, net                                              52,698                 54,200                60,032
Goodwill, net                                                             5,662                  5,662                 5,662
Deferred income taxes, net                                                3,402                    902                    --
Deferred financing costs                                                    237                    539                   690
                                                                      ---------              ---------              --------
           Total assets                                               $ 270,004              $ 256,830              $278,381
                                                                      =========              =========              ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolver loan                                                      $  84,333              $  73,793              $104,849
   Current portion of long-term debt                                         --                     --                   640
   Accounts payable                                                      64,380                 60,076                32,289
   Customer deposits                                                      3,336                  3,042                 3,587
   Accrued payroll                                                        4,651                  3,829                 4,542
   Other accrued expenses                                                16,581                 14,587                23,471
                                                                      ---------              ---------              --------
      Total current liabilities                                         173,281                155,327               169,378

   Deferred income taxes, net                                                --                     --                 3,352
   Other long-term liabilities                                            4,932                  4,880                 3,534
                                                                      ---------              ---------              --------
           Total liabilities                                            178,213                160,207               176,264

Commitments and contingencies                                                --                     --                    --

Stockholders' equity:

   Common stock ($.001 par value;
    60,000,000 shares authorized;
    18,058,902; 18,058,902 and
    18,058,985 shares issued, respectively)                                  18                     18                    18
   Class B common stock ($1.00 par
    value; 26,026 shares authorized;
    142 shares issued and outstanding)                                       --                     --                    --
   Additional paid-in capital                                           106,161                106,123               106,122
   Retained earnings                                                     24,479                 29,428                35,615

   Treasury stock, at cost (4,099,775;
    4,108,703 and 4,119,010 shares, respectively)                       (38,867)               (38,946)              (39,638)
                                                                      ---------              ---------              --------
      Total stockholders' equity, net                                    91,791                 96,623               102,117
                                                                      ---------              ---------              --------
      Total liabilities and stockholders' equity                      $ 270,004              $ 256,830              $278,381
                                                                      =========              =========              ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the three months ended April 30, 2005 and 2004
                            (unaudited, in thousands)

                                                                             Three months ended
                                                                     ------------------------------------
                                                                     April 30, 2005        April 30, 2004
                                                                     --------------        --------------
Cash flows from operating activities:
   Net loss                                                             $ (4,949)            $  (3,696)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
   Depreciation and amortization                                           3,179                 3,142
   Loss on disposition of assets                                               6                   138
   Deferred compensation expense                                             106                    25
   Changes in assets and liabilities:
           (Increase) decrease in accounts receivable, net                  (346)                1,466
           (Increase) decrease in merchandise inventories                (11,474)                8,156
           (Increase) decrease in other current assets                      (574)                   38
           Decrease (increase) in current income tax benefit                 245                (2,297)
           (Decrease) in deferred income taxes, net                       (3,003)                 (366)
           (Decrease) in accounts payable                                 (1,993)              (28,709)
           Increase (decrease) in customer deposits                          294                   (14)
           Increase in accrued payroll                                       822                    85
           Increase (decrease) in accrued liabilities                      2,121                (1,008)
           (Decrease) other long-term liabilities                            (75)                   (1)
                                                                        --------             ---------
   Net cash (used in) operating activities                               (15,641)              (23,041)
Cash flows from investing activities:
   Capital expenditures                                                   (1,544)               (2,297)
                                                                        --------             ---------
   Net cash (used in) investing activities                                (1,544)               (2,297)
Cash flows from financing activities:
   Borrowing on revolver loan                                             87,343               275,400
   Repayment of revolver loan                                            (76,803)             (250,891)
   Outstanding checks increase                                             6,297                   460
   Financing costs                                                          (425)                 (120)
   Proceeds from employee stock purchase plan                                 11                    14
   Proceeds from exercise of stock options                                    --                     6
                                                                        --------             ---------
   Net cash provided by financing activities                              16,423                24,869
                                                                        --------             ---------
Net change in cash and cash equivalents                                     (762)                 (469)
Cash and cash equivalents at beginning of period                           2,206                 1,901
                                                                        --------             ---------
Cash and cash equivalents at end of period                              $  1,444             $   1,432
                                                                        ========             =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1.    DESCRIPTION OF OPERATIONS

      The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 386 stores as of April 30, 2005, located in 38 states, operating in regional or superregional shopping malls.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2005, as amended on May 31, 2005. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

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

      Certain of the Company's agreements with merchandise vendors provide credits for co-op advertising calculated as a percentage of net merchandise purchases. The Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in fiscal year 2002, which was effective for all arrangements entered into after December 31, 2002. In accordance with EITF 02-16, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company has recorded such merchandise vendor allowances as a reduction of inventory cost. The Company earned $547,000 and $426,000 of vendor allowances for advertising for the first quarter of fiscal years 2005 and 2004, respectively. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company will recognize a lower cost of sales.

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

      Effective beginning in the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement. Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense.

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

Advertising and Marketing Expense

      The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $1,765,000 and $1,776,000 for the first quarter of fiscal years 2005 and 2004, respectively.

      Direct-response advertising consists primarily of mailings to customers including special price-off merchandise offers and value-off coupons for merchandise.

Store Pre-opening Expense

      Expenses associated with the opening of new store locations are expensed in the period such costs are incurred.

Lease Expense

      The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. The Company's retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments. Minimum lease expense under these agreements is recognized on a straight-line basis over the term of the respective leases.

      Effective beginning in the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement. Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense.

      Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

Income Taxes

      Due to the seasonal nature of the business, the Company tends to generate all or a majority of its income in the fourth quarter. While the 35.3% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2005 could vary significantly from that of the first quarter.

      At April 30, 2005, the Company had $7.5 million of federal net operating loss carryforwards available. The deferred tax asset for net operating loss carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences and management's forecast of future taxable income. Management has concluded that no valuation allowance was necessary on the federal net operating loss carryforward and remaining net deferred tax assets as utilization is considered more likely than not to occur.

Stock-Based Compensation

      The Financial Accounting Standards Board (the "FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. SFAS 148 amends Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 as of January 31, 2003.

      The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.

      The following table illustrates the effect on net income and earnings per share for the three months ended April 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                                                                  April 30, 2005              April 30, 2004
                                                                  --------------              --------------
Net loss, as reported                                                $ (4,949)                   $ (3,696)

Deduct: Total stock-based employee compensation expense
  determined under fair value based method, net of
  related tax effects                                                      42                         156
                                                                     --------                    --------

Pro forma net loss                                                   $ (4,991)                   $ (3,852)
                                                                     ========                    ========

Earnings per share:
    Basic-as reported                                                $  (0.35)                   $  (0.27)
                                                                     ========                    ========
    Basic-pro forma                                                  $  (0.36)                   $  (0.28)
                                                                     ========                    ========

    Diluted-as reported                                              $  (0.35)                   $  (0.27)
                                                                     ========                    ========
    Diluted-pro forma                                                $  (0.36)                   $  (0.28)
                                                                     ========                    ========

      The FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment" ("SFAS 123R"). This statement revised SFAS No. 123 and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize this expense over the remaining vesting period associated with unvested options outstanding for fiscal years beginning after June 15, 2005. The Company is currently evaluating which transition method to use and the effects on its financial statements in connection with the adoption of SFAS No. 123R.

Accounting for Guarantees

      In November 2002, the Financial Standards Accounting Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34."

      The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2003. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of April 30, 2005, however, reference should be made to
Note 8 to the financial statements with respect to legal contingencies.

3.    ACCOUNTS RECEIVABLE, NET

      As of April 30, 2005, January 31, 2005 and April 30, 2004, accounts receivable consisted of (in thousands):

                                             April 30, 2005          January 31, 2005          April 30, 2004
                                             --------------          ----------------          --------------
Accounts receivable                             $  3,347                 $   3,083                $  1,616

Less: allowance for doubtful accounts               (313)                     (395)                   (538)
                                                --------                 ---------                --------

Accounts receivable, net                        $  3,034                 $   2,688                $  1,078
                                                ========                 =========                ========

4.    MERCHANDISE INVENTORIES

      As of April 30, 2005, January 31, 2005 and April 30, 2004, merchandise inventories consisted of (in thousands):

                                 April 30, 2005                January 31, 2005                 April 30, 2004
                                 --------------                ----------------                 --------------
Raw Materials                       $   9,932                     $    9,796                      $    9,957
Finished Goods                        185,218                        173,880                         188,033
                                    ---------                     ----------                      ----------
Inventory                           $ 195,150                     $  183,676                      $  197,990
                                    =========                     ==========                      ==========

      Raw materials consist primarily of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory were allowances for inventory shrink, scrap, and miscellaneous costs of $4,002,000; $4,257,000 and $4,703,000 as of April 30, 2005, January 31, 2005 and April 30, 2004,
respectively. As of April 30, 2005, January 31, 2005 and April 30, 2004, consignment inventories held by the Company that were not included in the balance sheets totaled $72,296,000; $82,819,000 and $86,185,000, respectively.

      Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of April 30, 2005, January 31, 2005 and April 30,

2004, the amounts included in inventory were $3,673,000; $3,589,000 and $3,537,000, respectively.

5.    ACCOUNTS PAYABLE

      Accounts payable includes outstanding checks, which were $10,330,000; $4,033,000 and $4,625,000 as of April 30, 2005, January 31, 2005 and April 30,
2004, respectively.

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

      Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense. As of May 1, 2005, the calculated revolver availability, pursuant to the Credit Agreement, was $112.7 million. The Company had $84.3 million of outstanding borrowings under the revolving loan facility as of April 30, 2005.

      The Company amended the Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle Bank National Association ("LaSalle") and Back Bay Capital Funding LLC ("Back Bay") which was funded at closing and will be due July 31, 2006, (ii) add a discretionary overadvance subfacility from LaSalle in the amount of $2 million, (iii) terminate the precious metal consignment facility,
(iv) change the maturity date for all outstanding amounts under the Credit Agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the Credit Agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base effective February 1, 2006. The field examination report referred to in clause (ix) above was subsequently completed during April 2005, and the $7.0 million reserve was removed in May 2005.

      The Company was in compliance with the financial covenants of the amended Credit Agreement as of April 30, 2005. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year.

7.    DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

      The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations at April 30, 2005 and 2004.

                                                                               Three months ended
                                                                       April 30, 2005     April 30, 2004
                                                                       --------------     --------------
                                                                                (in thousands)
Net loss                                                                  $ (4,949)          $ (3,696)

Weighted average shares for basic EPS                                       13,958             13,930

Incremental shares upon conversions:
Stock options                                                                   --                 --

Weighted average shares for diluted EPS                                     13,958             13,930

      Stock options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2005 and 2004, were 2,658,929 and 2,259,661 respectively, due to their antidilutive effect on the calculations.

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

      On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint. The motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. Briefing on this motion is complete and the parties are awaiting the Court's ruling. If the Company is successful on its motion, the class in this action may be limited to the period November 19, 2001 through June 6, 2002. On April 19, 2005, the Court issued an order, sua sponte, directing the parties to submit simultaneous briefs addressing what impact, if any, the Supreme Court's ruling in Dura Pharmaceuticals, Inc. v. Broudo, 125 S.Ct. 1627 (2005), has on Plaintiff's loss causation allegations. In response to this order, the Company filed a brief on May 4, 2005 in which it requested that the Court dismiss the amended complaint in its entirety for failure to adequately plead loss causation. The Court has not yet ruled on this issue.

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

      On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, et al., Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Richard Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. The defendants' time to answer or otherwise plead has not yet come. On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on May 25, 2005.

      On April 19, 2005, a shareholder derivative action complaint captioned Marilyn Perles v. Executor of the Estate of Hugh M. Patinkin, et al., Case No. 05 CH 06926, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against, inter alia, certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Cusack complaint discussed above. The defendants' time to answer or otherwise plead has not yet come.

      The Company intends to contest vigorously these putative class action complaints and the shareholder derivative complaints and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

      As previously disclosed, in September 2003 the Securities and Exchange Commission (the "SEC") initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions. The Company has fully cooperated with the SEC in connection with this formal investigation.

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

10.   SALES BY MERCHANDISE CATEGORY

      The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                                       Three Months Ended
                                                ---------------------------------
                                                April 30, 2005     April 30, 2004
                                                --------------     --------------
Diamonds                                             67.8%              65.8%
Gold                                                 16.2               16.1
Precious/Semi-Precious                               11.5               13.8
Watches                                               4.5                4.3
                                                    -----              -----
Total Merchandise Sales                             100.0%             100.0%
                                                    =====              =====

      Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 2.9% of net sales in each of the three months ended April 30, 2005 and 2004, respectively) and jewelry service plans provided through a third party provider (sales from which represented 3.2% and 3.0% in the three months ended April 30, 2005 and 2004, respectively). Jewelry repair services are provided through independent jewelers under contract.

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

Results of Operations

Overview

      The Company is a mall-based national retailer of fine jewelry operating 386 stores in 38 states as of April 30, 2005. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions affecting disposable consumer income.

      On March 30, 2005, Hugh M. Patinkin, the Company's Chairman and Chief Executive Officer, passed away unexpectedly. The Company's Board of Directors appointed Daniel H. Levy, a member of the Company's Board of Directors since 1997, as Chairman and Lucinda M. Baier, the Company's President and Chief Operating Officer as Chief Executive Officer, President and Chief Operating Officer.

      The Company's business is highly seasonal. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of store remodels and closures; timing of certain holidays and Company-initiated special events; changes in the Company's merchandise; inventory availability and the Company's ability to fund inventory purchases and to time such purchases correctly; changes in the Company's cost of financing; marketing or credit programs; general economic, industry, weather conditions and disastrous national events that affect consumer spending and the pricing, merchandising, marketing, credit and other programs of competitors.

Results of Operations

  The following table sets forth for the periods indicated certain information derived from the unaudited statements of operations of the Company expressed as a percentage of net sales for such periods.

                                                                                      Three months ended
                                                                            ----------------------------------------
Percentage of net sales                                                     April 30, 2005            April 30, 2004
-----------------------                                                     --------------            --------------
Net sales                                                                       100.0%                    100.0%
Cost of sales (including buying and occupancy expenses)                          68.2                      66.8
                                                                                -----                     -----
  Gross profit                                                                   31.8                      33.2
Selling, general and administrative expenses                                     39.0                      37.0
Professional fees and other charges                                               1.8                       3.6
                                                                                -----                     -----
  Loss from operations                                                           (9.0)                     (7.4)
Interest expense                                                                  1.8                       1.2
                                                                                -----                     -----
  Loss before income taxes                                                      (10.8)                     (8.6)
Income tax benefit                                                               (3.8)                     (3.6)
                                                                                -----                     -----
  Net loss                                                                       (7.0%)                    (5.0%)
                                                                                =====                     =====

Net Sales

      Net sales for the first quarter of fiscal 2005 decreased $2.0 million, or 2.8%, to $71.0 million from $73.0 million in the first quarter of fiscal 2004. Comparable store sales decreased $2.7 million, or 3.8%, in the first quarter of fiscal year 2005 compared to the same period in fiscal year 2004. Additionally, sales decreased by $0.1 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $0.7 million. In addition, sales increased by $0.1 million due to changes in the provision for sales returns and allowances primarily due to a decrease in sales in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. The comparable store sales decrease was primarily due to lower unit sales in the first quarter of fiscal year 2005 in comparison to the prior year period. The total number of merchandise units sold decreased by 21.1% in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 while the average price per item sold increased by approximately 22.8% to $341 in the first quarter of fiscal year 2005 from $278 in the prior year period. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. Credit sales as a percentage of net sales increased to 41.3% in the first quarter of fiscal year 2005 from 39.6% in the first quarter of fiscal year 2004. The Company opened 4 new stores in the first quarter of fiscal year 2005, and on April 30, 2005 operated 386 stores. As of April 30, 2004, the Company operated 385 stores.

Gross Profit

      Gross profit decreased $1.7 million, or 7.1%, to $22.6 million from $24.3 million in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. Gross profit as a percentage of sales decreased to 31.8% in the first quarter of fiscal 2005 compared to 33.2% in the first quarter of fiscal 2004. The gross profit rate decreased by approximately 80 basis points due to increases in store occupancy, depreciation and buying costs, and the de-leveraging of such costs due to the decrease in first quarter fiscal year 2005 sales. Merchandise gross margins declined by approximately 130 basis points resulting primarily from price reductions on certain discontinued merchandise beginning mid-July 2004. In addition, the gross profit rate decreased by approximately 40 basis points due to lower vendor discounts and allowances recognized during the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. These declines in the gross margin rate were partially offset by an increase of approximately 140 basis points due to a lower provision recorded for damaged inventory in comparison to the prior year period.

      The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that, in addition to the items remaining in the Company's clearance program, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $5.7 million with an approximate merchandise cost of $3.6 million in the first quarter of fiscal year 2005. In addition, the Company has reduced such discontinued merchandise by approximately $2.2 million due in part to vendor returns during the first quarter of fiscal year 2005. As of April 30, 2005, the Company had approximately $44.0 million, at cost, of such discontinued merchandise inventory. The impact of these sales accounted for a margin decline of approximately 130 basis points during the first quarter of fiscal year 2005. Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical merchandise margins on such merchandise. It is the Company's current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise in future periods, which will negatively impact margins. The Company in future periods may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

Expenses

      Selling, general and administrative expenses, excluding professional fees and other charges, increased $0.7 million, or 2.4%, to $27.7 million from $27.0 million in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. Selling, general and administrative expense as a percent of sales increased to 39.0% versus 37.0% in first quarter 2004. The dollar increase primarily related to higher personnel expense ($0.7 million) partially offset by lower credit expense ($0.1 million). The increase in personnel expense is primarily attributable to the addition of support office positions and higher salary and wage rates. The decrease in credit expense is primarily due to a shift in the mix of private label credit card promotions that carried a lower discount rate partially offset by an increase in credit card sales in comparison to the prior year period.

      Professional fees and other charges decreased by $1.5 million to a total of $1.2 million in the first quarter of fiscal 2005 from $2.7 million in the prior year period, primarily attributable to the decrease in legal fees and charges associated with the consolidated Capital Factors actions and the related United States Attorney and Securities and Exchange Commission (the "SEC") investigations.

Loss from Operations

      As a result of the factors discussed above, loss from operations was $6.4 million in the first quarter of fiscal 2005 compared to a loss of $5.4 million in the first quarter of fiscal 2004. As a percentage of net sales, loss from operations was 9.0% in the first quarter of fiscal 2005 as compared to 7.4% in the prior year period.

Interest Expense

      Interest expense increased $0.4 million, or 43.4%, to $1.3 million in the first quarter of fiscal year 2005 from $0.9 million in the prior year period. The increase in interest expense resulted from higher average interest rates and higher amortization of deferred loan costs associated with the amended Credit Agreement, which were partially offset by lower average outstanding borrowings.

Income Tax Benefit

      Income tax benefit of $2.7 million in the first quarter of 2005 compared to an income tax benefit of $2.6 million in the first quarter of 2004, reflects an expected annual effective tax rate of 35.3% for fiscal 2005. While the 35.3% effective tax rate currently estimated for the year is management's best estimate, to the extent that income is significantly more or less than expected, the Company's effective income tax rate for the remainder of fiscal year 2005 could vary significantly from that of the first quarter. The Company's annual effective tax rate was 30.6% for fiscal 2004.

      At April 30, 2005, the Company had $7.5 million of federal net operating loss carryforwards available. The deferred tax asset for net operating loss carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences and management's forecast of future taxable income. Management has concluded that no valuation allowance was necessary on the federal net operating loss carryforward and remaining net deferred tax assets as utilization is considered more likely than not to occur. However, should actual taxable income for fiscal year 2005 differ unfavorably in comparison to management's forecast of future taxable income, a valuation allowance against the full amount of the federal net operating loss may be required.

Liquidity and Capital Resources

      The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Agreement dated July 29, 2003 (the "Credit Agreement"), as amended. The Company had $84.3 million of outstanding borrowings under the revolving loan facility as of April 30, 2005.

      The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of May 1, 2005, the maximum availability under the credit facility was $112.7 million as determined by the borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

      A net loss of $4.9 million and increases in merchandise inventories ($11.5 million), other current assets ($0.6 million) and accounts receivable ($0.3 million) and decreases in deferred income taxes ($3.0 million) and accounts payable ($2.0 million) were partially offset by increases in accrued liabilities ($2.1 million), accrued payroll ($0.8 million) and customer deposits ($0.3 million). The increase in merchandise inventories was attributable to the purchase of goods previously held on consignment and increased purchasing activity related to new merchandise assortments.

      Cash used in investing activities included the funding of capital expenditures of $1.5 million, related primarily to the opening of 4 new stores during the first quarter of fiscal 2005, compared to $2.3 million used for capital expenditures primarily related to the opening of 5 new stores during the first quarter of 2004.

      The Company generated cash from financing activities in the first quarter of fiscal 2005 by increases in its revolver borrowing ($10.5 million) and outstanding checks ($6.3 million). The Company paid financing costs ($0.4 million) associated with the amendment to the Credit Agreement.

      The Company amended the Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle Bank National Association ("LaSalle") and Back Bay Capital Funding LLC ("Back Bay") which was funded at closing and will be due July 31, 2006, (ii) add a discretionary overadvance subfacility from LaSalle in the amount of $2 million, (iii) terminate the precious metal consignment facility,
(iv) change the maturity date for all outstanding amounts under the Credit Agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the Credit Agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base effective February 1, 2006. The field examination report referred to in clause (ix) above was subsequently completed during April 2005, and the $7.0 million reserve was removed in May 2005. The Company expects to have adequate availability under its revolving credit facility throughout fiscal year 2005. However, should actual financial results differ unfavorably from the Company's current expectations, the availability under its revolving credit facility may be adversely impacted.

      The Company was in compliance with the financial covenants of the amended Credit Agreement as of April 30, 2005. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. The Fixed Charge Coverage Ratio is sensitive to changes in the level of the Company's profitability. Should actual financial results differ unfavorably from the Company's current expectations, such results may have an adverse impact on the Fixed Charge Coverage Ratio. If an event of default occurs pursuant to the Credit Agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

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

      The Company is involved in certain putative class action claims and derivative suits as described in Note 8 to the financial statements. The Company intends to contest vigorously the putative class action complaints and the shareholder derivative complaints and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

Contractual Obligations

      The following summarizes the Company's contractual obligations at April 30, 2005:

                                                                          PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------
                                                                Less
                                                                than       1 - 3        4 - 5       More than
(in thousands)                                 Total          1 year       Years        Years         5 years
--------------                               ---------       --------     --------     --------     ---------
Revolver                                     $  84,333       $     --     $ 84,333     $     --     $      --
Operating leases                               178,480         30,210       82,095       36,398        29,777
                                             ---------       --------     --------     --------     ---------
Total contractual obligations                $ 262,813       $ 30,210     $166,428     $ 36,398     $  29,777
                                             ---------       --------     --------     --------     ---------

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

      During fiscal year 2005, the Company entered into a letter agreement with one of its merchandise vendors. Under the terms of this letter agreement, the merchandise vendor has the sole option to require the Company to purchase certain consignment goods up to a maximum of $2,010,000, based on current prices, held by the Company as of February 1, 2006. The Company fulfilled the terms of this letter agreement during the first quarter of fiscal year 2005 through the purchase of such consignment goods.

Critical Accounting Policies and Estimates

      The Company's critical accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K filing for the year ended January 31, 2005. These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors.

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

      The Company earned $547,000 and $426,000 of vendor allowances for advertising during the first quarter of fiscal years 2005 and 2004, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR EXCHANGES OF NONMONETARY ASSETS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS No. 153"), "Exchanges of Nonmonetary Assets - An Amendment of Accounting Principles Board Opinion No. 29 ("APB No. 29"), "Accounting for Nonmonetary Transactions." SFAS No. 153 eliminated the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company.

ACCOUNTING FOR STOCK BASED COMPENSATION

The FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R"). This statement revised SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005. Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans. No stock option based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

      Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize this expense over the remaining vesting period associated with unvested options outstanding for fiscal years beginning after June 15, 2005. The Company is currently evaluating which transition method to use and the effects on its financial statements in connection with the adoption of SFAS No. 123R.

ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15,

2005. The Company is in the process of evaluating the expected effects of the adopting of FIN 47 on its financial statements.

Transactions with Affiliates and Related Parties

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

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of April 30, 2005, however, reference should be made to Note 8 to the financial statements with respect to legal contingencies.

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

Item 4. - Controls and Procedures

      The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, Whitehall filed a motion to dismiss the consolidated amended complaint. The motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. Briefing on this motion is complete and the parties are awaiting the Court's ruling. If the Company is successful on its motion, the class in this action may be limited to the period November 19, 2001 through June 6, 2002. On April 19, 2005, the Court issued an order, sua sponte, directing the parties to submit simultaneous briefs addressing what impact, if any, the Supreme Court's ruling in Dura Pharmaceuticals, Inc. v. Broudo, 125 S.Ct. 1627 (2005), has on Plaintiff's loss causation allegations. In response to this order, the Company filed a brief on May 4, 2005 in which it requested that the Court dismiss the amended complaint in its entirety for failure to adequately plead loss causation. The Court has not yet ruled on this issue.

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

      On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, et al., Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Richard Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. The defendants' time to answer or otherwise plead has not yet come. On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions and these cases were consolidated on May 25, 2005.

      On April 19, 2005, a shareholder derivative action complaint captioned Marilyn Perles v. Executor of the Estate of Hugh M. Patinkin, et al., Case No.

05 CH 06926, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts, inter alia, claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Cusack complaint discussed above. The defendants' time to answer or otherwise plead has not yet come.

      The Company intends to contest vigorously these putative class action complaints and the shareholder derivative complaints and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

      As previously disclosed, in September 2003 the Securities and Exchange Commission (the "SEC") initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions. The Company has fully cooperated with the SEC in connection with this formal investigation.

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

Item 5. Other Information

Forward Looking Statements

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," "opinion" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (2) reduced levels of mall traffic caused by economic or other factors;
(3) increased competition from specialty jewelry retail stores, the Internet and mass merchant discount stores which may adversely impact our sales and gross margin; (4) our ability to execute our business strategy and the related effects on comparable store sales and other results; (5) the extent and results of our store expansion strategy and associated occupancy costs, and access to funds for new store openings and the ability to exit underperforming stores; (6) the high degree of fourth quarter seasonality of our business and the impact on the Company's sales, profitability and liquidity; (7) the extent and success of our merchandising, marketing and/or promotional programs; (8) personnel costs and the extent to which we are able to retain and attract key personnel; (9) the effects of competition on the Company including merchandise availability, real estate opportunities and retention of personnel; (10) the availability, terms and cost of consumer credit; (11) relationships with suppliers including the timely delivery to the Company of appropriate merchandise and services on payment and other terms consistent with past practice; (12) our ability to maintain adequate information systems capacity and infrastructure; (13) our continued ability to secure sufficient financing on acceptable terms, including, if an event of default were to occur pursuant to the Company's revolving loan facility, that the Company may be required to negotiate relief with its lenders or seek new financing with respect to which there may be no assurance that new financing agreements would be available on acceptable terms or at all; (14) our leverage, liquidity, and cost of funds and changes in interest rates that may increase such costs; (15) our ability to maintain adequate loss prevention measures; (16) fluctuations in raw material prices, including diamond, gem and gold prices; (17) the impact of current or future price reductions on margins and resultant valuation allowances taken on certain merchandise inventory identified from time to time as items which would not be part of the Company's future merchandise presentation as well as alternative methods of disposition of this merchandise inventory and resultant valuations taken; (18) developments relating to settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, the Securities and Exchange Commission (the "SEC") investigation, and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (19) regulation affecting the industry generally, including regulation of marketing practices; and (20) the risk factors identified from time to time in our filings with the SEC.

Item 6. - Exhibits

Exhibit No.                Description
-----------                -----------------------------------------------------------
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

                                       WHITEHALL JEWELLERS, INC.
                                       (Registrant)

Date: June 9, 2005                 By: /s/ John R. Desjardins
                                       ----------------------
                                       John R. Desjardins
                                       Executive Vice President;
                                       Chief Financial Officer and Treasurer
                                       (Duly authorized officer and principal
                                       financial officer)