Form 10-Q
period 2005-07-31
WHITEHALL JEWELLERS INC
filed 2005-11-01
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

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

________________________________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of October 24, 2005 was 13,961,216 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of October 24, 2005 was 142.

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this release, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," "opinion," "will" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this release with respect to future events, the outcome of which is subject to certain risks, including the factors described above and below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this release: (1) our ability to execute our business strategy and our continued net losses and declines in comparable store sales; (2) our ability to manage our liquidity and to obtain adequate financing on acceptable terms and the effect on us if an event of default were to occur under any of the Company's financing arrangements; (3) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (4) reduced levels of mall traffic caused by economic or other factors; (5) increased competition from specialty jewelry retail stores, the Internet and mass merchant discount stores which may adversely impact our sales and gross margin; (6) the high degree of fourth quarter seasonality of our business and the impact on the Company's sales, profitability and liquidity; (7) the extent and success of our merchandising, marketing and/or promotional programs; (8) personnel costs and the extent to which we are able to retain and attract key personnel and disruptions caused by the loss of key personnel; (9) the availability, terms and cost of consumer credit; (10) relationships with suppliers including the timely delivery to the Company of appropriate merchandise on acceptable payment, delivery and other terms; (11) our ability to maintain adequate information systems, capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase financing costs; (13) developments relating to the Securities Purchase Agreement, Notes, Warrants and Registration Rights Agreement with Prentice Capital Management, L.P. and Holtzman Opportunity Fund, L.P., including the impact of any adverse developments with respect to such agreements, that may require the Company to seek new financing, for which there can be no assurance of availability on acceptable terms or at all; (14) the lease termination and other expenses that we will incur in connection with closing stores and the revenues we achieve in the liquidation of their inventory and associated inventory valuation allowances taken; (15) our ability to maintain adequate loss prevention measures; (16) fluctuations in raw material prices, including diamond, gem and gold prices; (17) the impact of current or future price reductions on margins and resultant valuation allowances taken on certain merchandise inventory identified from time to time as items which would not be part of the Company's future merchandise presentation as well as alternative methods of disposition of this merchandise inventory and resulting valuation allowances taken; (18) developments relating to settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, the SEC investigation, and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (19) regulation affecting the industry generally, including regulation of marketing practices; and (20) the risk factors identified from time to time in our filings with the SEC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
        for the three months and six months ended July 31, 2005 and 2004
                (unaudited, in thousands, except per share data)

                                                 Three months ended     Six months ended
                                                -------------------   -------------------
                                                July 31,   July 31,   July 31,   July 31,
                                                  2005       2004       2005       2004
                                                --------   --------   --------   --------
Net sales                                       $ 68,410   $72,284    $139,409   $145,312

Cost of sales (including buying and occupancy
   expenses)                                      50,928    48,220      99,371     96,971
                                                --------   -------    --------   --------
   Gross profit                                   17,482    24,064      40,038     48,341

Selling, general and administrative expenses      27,652    26,972      55,336     54,007
Professional fees and other charges                1,007     1,644       2,229      4,298
Impairment of goodwill                             5,662        --       5,662         --
                                                --------   -------    --------   --------
   Loss from operations                          (16,839)   (4,552)    (23,189)    (9,964)

Interest expense                                   2,123     1,094       3,421      2,000
                                                --------   -------    --------   --------
   Loss before income taxes                      (18,962)   (5,646)    (26,610)   (11,964)
Income tax expense (benefit)                       5,124    (2,463)      2,420     (5,085)
                                                --------   -------    --------   --------
   Net loss                                     $(24,086)  $(3,183)   $(29,030)  $ (6,879)
                                                ========   =======    ========   ========

Basic earnings per share:
   Net loss                                     $  (1.72)  $ (0.23)   $  (2.08)  $  (0.49)
                                                ========   =======    ========   ========
   Weighted average common shares and common
      share equivalents                           13,967    13,947      13,962     13,937
                                                ========   =======    ========   ========

Diluted earnings per share:
   Net loss                                     $  (1.72)  $ (0.23)   $  (2.08)  $  (0.49)
                                                ========   =======    ========   ========
   Weighted average common shares and common
      share equivalents                           13,967    13,947      13,962     13,937
                                                ========   =======    ========   ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
             As of July 31, 2005, January 31, 2005 and July 31, 2004
                  (unaudited, in thousands, except share data)

                                                       July 31,   January 31,   July 31,
                                                         2005         2005        2004
                                                       --------   -----------   --------
                       ASSETS
Current Assets:
   Cash                                                $  1,530    $  2,206     $  1,433
   Accounts receivable, net                               2,909       2,688        2,295
   Merchandise inventories                              199,221     183,676      199,241
   Other current assets                                     682         383          797
   Current income tax benefit                               249       3,959        4,255
   Deferred financing costs                                 988         360          301
   Deferred income taxes, net                                --       2,255        6,273
                                                       --------    --------     --------
      Total current assets                              205,579     195,527      214,595

Property and equipment, net                              48,179      54,200       57,750
Goodwill, net                                                --       5,662        5,662
Deferred income taxes, net                                   --         902           --
Deferred financing costs                                     --         539          603
                                                       --------    --------     --------
      Total assets                                     $253,758    $256,830     $278,610
                                                       ========    ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolver loans                                      $102,426    $ 73,793     $ 97,496
   Current portion of long-term debt                         --          --          640
   Accounts payable                                      56,599      60,076       42,559
   Customer deposits                                      3,009       3,042        3,047
   Accrued payroll                                        3,314       3,829        3,474
   Other accrued expenses and credits                    14,202      14,587       25,828
                                                       --------    --------     --------
      Total current liabilities                         179,550     155,327      173,044

Deferred income taxes, net                                   --          --        2,990
Other long-term liabilities and credits                   6,433       4,880        3,589
                                                       --------    --------     --------
      Total liabilities                                 185,983     160,207      179,623
                                                       --------    --------     --------

Commitments and contingencies                                --          --           --

Stockholders' Equity:
   Common stock ($.001 par value; 60,000,000 shares
      authorized; 18,058,902; 18,058,902 and
      18,058,152 shares issued, respectively)                18          18           18
   Class B common stock ($1.00 par value; 26,026
      shares authorized; 142 shares issued and
      outstanding)                                           --          --           --
   Additional paid-in capital                           106,162     106,123      106,162
   Retained earnings                                        398      29,428       32,432

   Treasury stock, at cost (4,092,611; 4,108,703 and
      4,117,172 shares, respectively)                   (38,803)    (38,946)     (39,625)
                                                       --------    --------     --------
      Total stockholders' equity, net                    67,775      96,623       98,987
                                                       --------    --------     --------
      Total liabilities and stockholders' equity       $253,758    $256,830     $278,610
                                                       ========    ========     ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
                 for the six months ended July 31, 2005 and 2004
                            (unaudited, in thousands)

                                                         Six months ended
                                                      ---------------------
                                                       July 31,    July 31,
                                                         2005        2004
                                                      ---------   ---------
Cash flows from operating activities:
   Net loss                                           $ (29,030)  $  (6,879)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
   Depreciation and amortization                          6,412       6,253
   Impairment of long-lived assets                        3,070          --
   Impairment of goodwill                                 5,662          --
   Loss on disposition of assets                             27         148
   Deferred compensation expense                            186          64
   Proceeds from private label credit card contract
      sign-on bonus                                       2,000          --
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable,
         net                                               (244)        249
      (Increase) decrease in merchandise
         inventories                                    (15,545)      6,905
      (Increase) decrease in other current assets          (299)         78
      Decrease(increase) in current income tax
         benefit                                          3,710      (1,961)
      Decrease (increase) in deferred income
         taxes, net                                       3,157      (1,210)
      (Decrease) in customer deposits                       (33)       (554)
      (Decrease) in accounts payable                     (6,988)    (16,135)
      (Decrease) in accrued payroll                        (515)       (983)
      (Decrease) increase in accrued liabilities           (658)      1,349
      (Decrease) increase in other long-term
         liabilities                                       (108)         54
                                                      ---------   ---------
      Net cash used in operating activities             (29,196)    (12,622)
Cash flows from investing activities:
      Capital expenditures                               (3,172)     (3,060)
                                                      ---------   ---------
      Net cash used in investing activities              (3,172)     (3,060)
Cash flows from financing activities:
   Borrowing on revolver loan                           181,438     536,257
   Repayment of revolver loan                          (152,805)   (519,101)
   Proceeds from exercise of stock options                   --           7
   Proceeds under employee stock purchase plan               20          27
   Financing costs                                         (472)       (132)
   Increase(decrease) in outstanding checks, net          3,511      (1,844)
                                                      ---------   ---------
      Net cash provided by financing activities          31,692      15,214
                                                      ---------   ---------
      Net change in cash and cash equivalents              (676)       (468)
Cash and cash equivalents at beginning of period          2,206       1,901
                                                      ---------   ---------
Cash and cash equivalents at end of period            $   1,530   $   1,433
                                                      =========   =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1. DESCRIPTION OF OPERATIONS

          The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 388 stores as of July 31, 2005, located in 38 states, operating in regional and superregional shopping malls.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

          The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under accounting principles generally accepted in the United States of America for complete financial statements.

          The unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations in the first six months of fiscal year 2005 and in the two previous fiscal years. During the second quarter of fiscal year 2005, the Company slowed payments to certain vendors and received temporary extension of payment terms with certain other vendors in order to manage its liquidity needs. Subsequent to July 31, 2005, the Company has received temporary extension of payment terms, beyond the stated payment terms, with certain of its key merchandise vendors. On October 3, 2005, the Company signed a securities purchase agreement with funds managed by Prentice Capital Management, L.P. and the Holtzman Opportunity Fund, L.P. (collectively "Prentice") which, if approved by the shareholders of the Company, would bring substantial additional capital to the Company. For information regarding the securities purchase agreement, refer to Note 13 to the financial statements. Should the Company be unable to consummate the transaction contemplated by the securities purchase agreement or other financing alternatives, the Company may be unable to continue as a going concern and, therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto included in the Whitehall Jewellers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2005, as amended on May 31, 2005. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

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

Merchandise Inventories

          Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from merchandise vendors. Periodic credits or payments from merchandise vendors in the form of consignment conversions, volume or other purchase discounts and other vendor consideration are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon analysis and estimates by the Company.

          Certain of the Company's agreements with merchandise vendors provide credits for co-op advertising calculated as a percentage of net merchandise purchases. The Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in fiscal year 2002, which was effective for all arrangements entered into after December 31, 2002. In accordance with EITF 02-16, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company earned $1,075,000 and $978,000 of vendor allowances for advertising for the first six months of fiscal years 2005 and 2004, respectively. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company will recognize a lower cost of sales.

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

Long-Lived Assets

          On a quarterly basis or earlier whenever facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. In evaluating long-lived retail store assets for impairment, the Company considers a number of factors such as a history of consistent store operating losses, sales trends, store management turn-over, local competition and changes in mall demographic profiles.

Advertising and Marketing Expense

          The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $3,266,000 and $3,292,000 for the first six months of fiscal years 2005 and 2004, respectively.

          Direct-response advertising consists primarily of mailings to customers including special price-off merchandise offers and value-off coupons for merchandise.

Contract Sign-on Bonus

          During the second quarter of fiscal year 2005, the Company received a $2.0 million contract sign-on bonus related to the renewal of the Company's private label credit card contract. The Company is amortizing the contract proceeds over the five-year term of the contract as a reduction to credit expense. The unamortized portion of the contract sign-on bonus is included in the Company's balance sheet.

Income Taxes

          In the second quarter of fiscal year 2005, the Company recorded a valuation allowance of $13.5 million against all of its deferred tax assets. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income.

          Due to the seasonal nature of its business, the Company tends to generate all or a significant majority of its income in the fourth quarter. In accordance with the guidance in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28" ("FIN 18"), the Company's current estimate of the income tax expense associated with the cumulative year-to-date fiscal year 2005 loss and valuation allowance recorded against its deferred tax assets results in an effective income tax rate of 9.1%. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax expense that can be recorded in the interim period. The effective income tax rate of 27.0% for the three months ended July 31, 2005 is the result of reducing the cumulative year-to-date effective tax rate from a benefit of 35.3% used in the first three months to an expense of 9.1% in the second quarter. To the extent that results in the third and fourth quarter quarters are significantly more or less than expected, the Company's effective income tax rate for the third and fourth quarters and for the full year could vary significantly from that of the first six months of fiscal year 2005.

          The provision for income taxes on income differs from the statutory tax expense computed by applying the federal corporate rate of 34% for the respective three and six-month periods ended July 31, 2005 and 2004.

                                Three months ended     Six months ended
                               -------------------   -------------------
                               July 31,   July 31,   July 31,   July 31,
                                 2005       2004       2005       2004
                               --------   --------   --------   --------
(in thousands)
Taxes (benefit) computed at
   statutory rate              $(6,447)   $(1,919)   $(9,049)   $(4,068)
State income tax (benefit)
   net of federal tax effect      (850)      (269)    (1,369)      (967)
Valuation expense               13,508        100     13,704        318
Other                           (1,087)      (375)      (866)      (368)
                               -------    -------    -------    -------
Total income tax expense
   (benefit)                   $ 5,124    $(2,463)   $ 2,420    $(5,085)
                               =======    =======    =======    =======

Stock-Based Compensation

          The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure," during 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 as of January 31, 2003.

          The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value.

          The following table illustrates the effect on net income and earnings per share for the three and six months ended July 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

                                         Three months ended     Six months ended
                                        -------------------   -------------------
                                        July 31,   July 31,   July 31,   July 31,
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
                                      (in thousands, except for per share amounts)
Net loss, as reported                   $(24,086)  $(3,183)   $(29,030)  $(6,879)

Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method, net of related tax
   effects                                    84       122         142       276
                                        --------   -------    --------   -------
Pro forma net loss                      $(24,170)  $(3,305)   $(29,172)  $(7,155)
                                        ========   =======    ========   =======
Earnings per share:
   Basic-as reported                    $  (1.72)  $ (0.23)   $  (2.08)  $ (0.49)
                                        ========   =======    ========   =======
   Basic-pro forma                      $  (1.73)  $ (0.24)   $  (2.09)  $ (0.51)
                                        ========   =======    ========   =======
   Diluted-as reported                  $  (1.72)  $ (0.23)   $  (2.08)  $ (0.49)
                                        ========   =======    ========   =======
   Diluted-pro forma                    $  (1.73)  $ (0.24)   $  (2.09)  $ (0.51)
                                        ========   =======    ========   =======

          The FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment" ("SFAS 123R"). This statement revised SFAS No. 123 and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize compensation expense over the remaining vesting period associated with unvested options outstanding for fiscal years beginning after June 15, 2005. The Company is currently evaluating which transition method to use and the effects on its financial statements in connection with the adoption of SFAS No. 123R.

Accounting for Guarantees

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."

          The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the fiscal year ended January 31, 2003. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of July 31, 2005; however, reference should be made to Note 10 to the financial statements with respect to legal contingencies.

3. ACCOUNTS RECEIVABLE, NET

          As of July 31, 2005, January 31, 2005 and July 31, 2004, accounts receivable consisted of (in thousands):

                           July 31, 2005   January 31, 2005   July 31, 2004
                           -------------   ----------------   -------------
Accounts receivable            $3,263           $3,083            $2,668
Less: allowance for
   doubtful accounts             (354)            (395)             (373)
                               ------           ------            ------
Accounts receivable, net       $2,909           $2,688            $2,295
                               ======           ======            ======

4. MERCHANDISE INVENTORIES

          As of July 31, 2005, January 31, 2005 and July 31, 2004, merchandise inventories consisted of (in thousands):

                          July 31, 2005   January 31, 2005   July 31, 2004
                          -------------   ----------------   -------------
Raw Materials               $  8,256          $  9,796          $ 10,386
Finished Goods               190,965           173,880           188,855
                            --------          --------          --------
Merchandise Inventories     $199,221          $183,676          $199,241
                            ========          ========          ========

          Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within finished goods inventory were allowances for inventory shrink, scrap, and miscellaneous costs of $3,797,000; $4,257,000; and $4,872,000 as of July 31, 2005, January 31, 2005 and July 31,
2004, respectively. As of July 31, 2005, January 31, 2005 and July 31, 2004, consignment inventories held by the Company that were not included in the balance sheets totaled $72,489,000; $82,819,000; and $71,035,000, respectively.

          Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of July 31, 2005, January 31, 2005 and July 31, 2004, the amounts included in inventory were $3,796,000; $3,589,000 and $3,520,000, respectively.

5. IMPAIRMENT OF LONG-LIVED ASSETS

          The Company has recognized impairment charges, included in cost of sales, measured as the excess of net book value of furniture, fixtures and leasehold improvements over their fair values. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. In evaluating long-lived retail store assets for impairment, the Company considers a number of factors such as a history of consistent store operating losses, sales trends, store management turn-over, local competition and changes in mall demographic profiles. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. For the quarter ended July 31, 2005, the Company recorded impairment charges of $3,070,000 compared to none in the prior fiscal year's quarter. The loss on the impairment of long-lived assets was primarily furniture, fixtures and leasehold improvements in thirty-one of the Company's retail stores.

          On November 1, 2005, the Company announced that it plans to close 77 of its retail stores. As a result, the Company will record, in accordance with Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" asset held for use model, an impairment charge of approximately $5.4 million during the third quarter of fiscal year 2005. The Company plans to liquidate inventory through store closure sales, and such sales will require additional inventory valuation allowances. It is currently anticipated that such inventory allowances will be no less than $14.0 million. The Company currently expects to close these stores by February 2006. The decision to close these stores will result in an impairment of the respective stores' long-lived assets, as the carrying amount of the respective stores' long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of its previously estimated useful life.

          In accordance with FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," the Company has not recorded any exit or disposal related expenses, including lease terminations, personnel costs and other expenses, associated with the planned store closures. Such expenses will be recorded in the period in which the liability is incurred. At this time, no agreements have been reached which would permit the Company to estimate such disposal costs, which may be material to the financial statements.

6. GOODWILL, NET

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

          As of July 31, 2005, the Company evaluated goodwill for impairment using discounted cash flow and a market multiple approach for impairment and concluded that the entire amount of the Company's goodwill was impaired. This analysis was based in part upon the Company's sales performance and financial results for the second quarter of fiscal year 2005 and management's current expectation of future financial results. The Company recorded a non-cash impairment charge of $5,662,000 to write-off the entire goodwill asset in the second quarter of fiscal year 2005.

7. ACCOUNTS PAYABLE

          Accounts payable includes outstanding checks, which were $7,544,000, $4,033,000 and $2,322,000 as of July 31, 2005, January 31, 2005 and July 31,
2004, respectively.

8. FINANCING ARRANGEMENTS

          Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement (as amended, the "Credit Agreement") with certain members of its prior bank group to provide for a total facility of up to $125.0 million through July 28, 2007. Interest rates and the commitment fee charged on the unused portion of the facility float based upon the Company's financial performance as calculated quarterly.

          Under the Credit Agreement, the banks have a collateral security interest in substantially all of the assets of the Company. The Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures. The Credit Agreement also requires the Company to maintain a specified ratio of the sum of earnings before interest, taxes, depreciation and amortization plus minimum store rent to the sum of minimum store rent plus cash interest expense. As of July 31, 2005, the calculated revolver availability, pursuant to the Credit Agreement, was $117.1 million. The

Company had $102.4 million of outstanding borrowings under the revolving loan facility as of July 31, 2005.

          On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the "Bridge Loan Agreement") with PWJ Lending LLC ("PWJ Lending"), an investment fund managed by Prentice Capital Management, L.P. ("Prentice Capital"), and Holtzman Opportunity Fund, L.P. ("Holtzman") (together with any other lenders under such agreement from time to time, the "Lenders"), and PWJ Lending as administrative agent and collateral agent for the Lenders. Under the Bridge Loan Agreement, the Lenders provided a term loan (the "Term Loan") to the Company in the aggregate principal amount of $30,000,000 (the "Commitment Amount"), which bears interest at a fixed rate of 18% per annum, payable monthly, and has a stated maturity date as early as December 30, 2005. The proceeds of the Term Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that will promptly be disbursed into a third party escrow account established for the benefit of certain of the Company's trade vendors and to pay fees and expenses associated with the transaction. The Company's obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company's assets which ranks junior in priority to the liens securing the Company's obligations under the Senior Credit Agreement. The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company's Senior Credit Agreement (as amended by the Fourth Amendment). The Company may prepay the Term Loan at any time, provided, however, that if the Term Loan is prepaid with funds from any source other than the proceeds of the Notes (as defined below), then the Company will be required to pay to the Lenders an exit fee of 4% of the Commitment Amount. Under the Bridge Loan Agreement, the Company is required to use the proceeds of a sale of the Notes to retire the Term Loan. While the Lenders may accelerate the obligations of the Company under the Bridge Loan Agreement to be immediately due and payable upon an Event of Default (as defined in the Bridge Loan Agreement), the rights of the Lenders to enforce the obligations are subject to an intercreditor agreement with the holders of debt under the Senior Credit Agreement.

          In connection with the Bridge Loan Agreement, the Company issued 7-year warrants (the "Warrants"), which are immediately exercisable, with an exercise price of $0.75 per share to the Lenders to purchase 2,792,462 shares of the Company's common stock (i.e., 19.99% of the number of shares currently outstanding). The exercise price of the Warrants will be reduced, subject to certain limited exceptions, if the Company subsequently issues common stock or the right to acquire common stock at a price of less than $0.75 per share.

          On October 3, 2005, the Company entered into a Waiver, Consent and Fourth Amendment (the "Fourth Amendment") to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Senior Credit Agreement"), dated as of July 29, 2003, by and among the Company, LaSalle Bank National Association ("LaSalle"), as administrative agent and collateral agent for the banks party thereto ("Banks"), the Banks, Bank of America, N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent.

          Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140,000,000 (the "Revolving Facility") and an accommodation facility of $15,000,000 (the "Accommodation Facility"), each having a maturity date of October 3, 2008. The Fourth Amendment removes the financial performance covenants and modifies the borrowing base calculation and increases the minimum required availability covenant. The Senior Credit Agreement remains secured by substantially all of the assets of the Company. The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. Borrowings under the Revolving Facility shall bear interest at the option of the Company (i) at the LIBOR rate plus 250 basis points, or
(ii) at the lesser of (a) LaSalle Bank, National Association's prime rate and
(b) the federal funds effective rate plus 50 basis points (such lesser rate, the "Base Rate"). Borrowings under the Accommodation Facility bear interest at the Base Rate plus 800 basis points. The Company may prepay without penalty and reborrow under the Revolving Facility. The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid. The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default. The Company intends to use the proceeds for working capital needs, fees and costs associated with the Bridge Loan Agreement and the proposed Note conversion (as described in Note 13 to the financial statements) and for general corporate purposes.

          The Company was in compliance with the financial covenants of the amended Credit Agreement as of July 31, 2005. Should the Company be unable to consummate the transaction contemplated by the securities purchase agreement, as described in Note 13 to the financial statements, the Company would be in default of the Senior Credit Agreement. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year.

9. DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

          The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations for the three and six months ended July 31, 2005 and 2004.

                                    Three months ended               Six Months Ended
                              -----------------------------   -----------------------------
                              July 31, 2005   July 31, 2004   July 31, 2005   July 31, 2004
                              -------------   -------------   -------------   -------------
                                                      (in thousands)
Net loss                        $(24,086)        $(3,183)       $(29,030)        $(6,879)

Weighted average shares for
basic EPS                         13,967          13,947          13,962          13,937

Incremental shares upon
conversions:
Stock options                         --              --              --              --

Weighted average shares for
diluted EPS                       13,967          13,947          13,962          13,937

Stock options excluded from
the calculation of diluted
earnings per share due to
their antidilutive effect
on the calculations                2,667           2,640           2,665           2,314

10. COMMITMENTS AND CONTINGENCIES

Class Action Lawsuits

          On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund v. Whitehall Jewellers, Inc., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. ("Capital Factors") and settled as disclosed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

          On February 17, 2004, a putative class action complaint captioned Michael Radigan v. Whitehall Jewellers, Inc., Case No. 04 C 1196, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On February 19, 2004, a putative class action complaint captioned Milton Pfeiffer, v. Whitehall Jewellers, Inc., Case No. 04 C 1285, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107 consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters action, and dismissed the Radigan and Pfeiffer actions as separate actions. On April 14, 2004, the court designated the Greater Pennsylvania Carpenters Pension Fund as the lead plaintiff in the action and designated Greater Pennsylvania's counsel as lead counsel.

          On June 10, 2004, a putative class action complaint captioned Joshua Kaplan v. Whitehall Jewellers, Inc., Case No. 04 C 3971, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, the Company filed a motion to dismiss the consolidated amended complaint. On January 7, 2005, the motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. On June 30, 2005, the Court denied Defendants' motions to dismiss. On July 28, 2005, Defendants filed their Answers to the First Amended Consolidated Complaint. Written discovery has commenced and document production is ongoing. On September 23, 2005, lead plaintiff filed its motion for class certification. Briefing on this motion is not yet completed. The parties have scheduled a mediation for November 8, 2005 in an attempt to resolve the 10(b)-5 claims and the below described state and federal derivative claims.

State Derivative Complaints

          On June 17, 2004, a shareholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On April 19, 2005, a shareholder derivative action complaint captioned Marilyn Perles v. Executor of the Estate of Hugh M. Patinkin, Case No. 05 CH 06926, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against, inter alia, certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Cusack complaint discussed above. The Perles complaint also purports to assert claims on behalf of the Company against PricewaterhouseCoopers LLP, the Company's outside auditor.

          On June 13, 2005, a shareholder derivative action complaint captioned Carey Lynch v. Berkowitz, Case No. 05CH09913, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts, inter alia, a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Perles complaints discussed above.

          On July 18, 2005, the Circuit Court of Cook County consolidated the Cusack, Perles and, Lynch actions. On August 26, 2005, plaintiffs filed a consolidated amended derivative complaint against certain of the Company's current and former officers and directors and PricewaterhouseCoopers LLP, the Company's outside auditor. On October 3, 2005, defendants, other than PricewaterhouseCoopers LLP, filed their motion to dismiss the consolidated amended derivative complaint based, inter alia, on the failure of plaintiffs to make a pre-suit demand upon the Company's Board of Directors and failure to state a claim.

Federal Derivative Complaints

          On February 22, 2005, a verified derivative complaint captioned Myra Cureton v. Richard K. Berkowitz, Case No. 05 C 1050, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above.

          On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on

May 25, 2005. On June 20, 2005, plaintiffs filed a consolidated amended derivative complaint asserting claims for breach of fiduciary duty of good faith, breach of duty of loyalty, unjust enrichment, a derivative Rule 10b-5 claim, and a claim against Browne for reimbursement of compensation under
Section 304 of the Sarbanes-Oxley Act. On July 15, 2005, defendants moved to stay the consolidated action under the Colorado River doctrine pending the outcome of the state derivative actions. The motion is fully briefed and awaiting decision from the court.

          The Company intends to contest vigorously these putative class actions and the shareholder derivative suits and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

Other

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

          On September 27, 2005, the Company filed an arbitration proceeding, as required under the Beryl Raff employment agreement, seeking damages and to enforce the non-competition provision. See note 13 to the financial statements regarding the employment matters involving Ms. Raff. Ms. Raff's response has not yet been filed. In addition, on October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company's answer is due on or about November 14, 2005.

          The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.

11. RELATED PARTY TRANSACTIONS

          The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are similar to those available to the Company's employees.

12. SALES BY MERCHANDISE CATEGORY

          The following table sets forth our percentage of total merchandise sales by category for the following periods:

                           Three Months Ended     Six Months Ended
                          -------------------   -------------------
                          July 31,   July 31,   July 31,   July 31,
                            2005       2004       2005       2004
                          --------   --------   --------   --------
Diamonds                    66.2%      65.8%      67.1%      65.6%
Gold                        16.2       15.6       16.2       16.0
Precious/Semi-Precious      11.4       12.2       11.4       13.1
Watches                      6.2        6.4        5.3        5.3
                           -----      -----      -----      -----
Total Merchandise Sales    100.0%     100.0%     100.0%     100.0%
                           =====      =====      =====      =====

Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 2.8% and 2.9% of net sales in the three months ended July 31, 2005 and 2004, respectively; and 2.9% of net sales in each of the six months ended July 31, 2005 and 2004, respectively) and jewelry service plans provided through a third party provider (sales from which represented 3.2% and 3.1% in the three months ended July 31, 2005 and 2004, respectively; and 3.2% and 3.0% of net sales in the six months ended July 31, 2005 and 2004, respectively). Jewelry repair services are provided through independent jewelers under contract.

13. SUBSEQUENT EVENTS

          On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company's Board of Directors. On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company. All transition related compensation paid to Ms. Raff has been subsequently returned to the Company. In addition, all incentive stock options granted to Ms. Raff by the Company have been cancelled. Ms. Lucinda Baier, who had served as Chief Executive Officer, continued as President and Chief Operating Officer of the Company. On September 27, 2005, the Company commenced an arbitration proceeding relating to Ms. Raff's employment with the Company seeking damages as well as enforcement of a non-competition agreement. Ms. Raff's response has not yet been filed. On October 21, 2005, the Company was served with a declaratory judgment, filed by J.C Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company's answer is due on or about November 14, 2005.

          On October 11, 2005, the Company's Board of Directors elected Daniel
H. Levy to serve as interim Chief Executive Officer, while the Company conducts a search to find a permanent Chief Executive Officer. On October 12, 2005, the Company announced that Lucinda Baier resigned as President and Chief Operating Officer.

          On November 1, 2005, the Company announced that Robert Baumgardner has been hired as its President and Chief Executive Officer. Mr. Baumgardner plans to join the Company on November 14, 2005.

          On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the "Bridge Loan Agreement") with PWJ Lending LLC ("PWJ Lending"), an investment fund managed by Prentice Capital Management, L.P. ("Prentice Capital"), and Holtzman Opportunity Fund, L.P. ("Holtzman") (together with any other lenders under such agreement from time to time, the "Lenders"), and PWJ Lending as administrative agent and collateral agent for the Lenders. Under the Bridge Loan Agreement, the Lenders provided a term loan (the "Term Loan") to the Company in the aggregate principal amount of $30,000,000 (the "Commitment Amount"), which bears interest at a fixed rate of 18% per annum, payable monthly, and has a stated maturity date as early as December 30, 2005, but no later than January 31, 2005. The proceeds of the Term Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that will promptly be disbursed into a third party escrow account established for the benefit of certain of the Company's trade vendors and to pay fees and expenses associated with the transaction. The Company's obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company's assets which ranks junior in priority to the liens securing the Company's obligations under the Senior Credit Agreement. The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company's Senior Credit Agreement (as amended by the Fourth Amendment). The Company may prepay the Term Loan at any time, provided, however, that if the Term Loan is prepaid with funds from any source other than the proceeds of the Notes (as defined below), then the Company will be required to pay to the Lenders an exit fee of 4% of the Commitment Amount. Under the Bridge Loan Agreement, the Company is required to use the proceeds of a sale of the Notes to retire the Term Loan. While the Lenders may accelerate the obligations of the Company under the Bridge Loan Agreement to be immediately due and payable upon an Event of Default (as defined in the Bridge Loan Agreement), the rights of the Lenders to enforce the obligations are subject to an intercreditor agreement with the holders of debt under the Senior Credit Agreement.

          In connection with the Bridge Loan Agreement, the Company issued 7-year warrants (the "Warrants"), which are immediately exercisable, with an exercise price of $0.75 per share to the Lenders to purchase 2,792,462 shares of the Company's common stock (i.e., 19.99% of the number of shares currently outstanding). The exercise price of the Warrants will be reduced, subject to certain limited exceptions, if the Company subsequently issues common stock or the right to acquire common stock at a price of less than $0.75 per share.

          Contemporaneously with the entry into the Bridge Loan Agreement, the Company, PWJ Funding LLC ("PWJ Funding"), another fund affiliated with Prentice Capital, and Holtzman entered into a Securities Purchase Agreement (the "Purchase Agreement," and PWJ Lending, PWJ Funding and Holtzman are collectively referred to herein as "Prentice").

          Subject to certain terms and conditions set forth in the Purchase Agreement, the Company has agreed to issue to Prentice $50,000,000 of secured convertible notes (the "Notes"). The stated maturity of the Notes will be three years after the date of issuance which maturity generally may be extended by the Company for up to two years. Prentice will have the option to extend the maturity date in the event and for so long as an event of default shall have occurred and be continuing under the Notes or through the date that is ten business days after the consummation of a change of control of the Company in the event a change of control is publicly announced prior to the maturity date. The Notes will be secured by the same second security interest that secures the Term Loan.

          The Notes will bear interest at a rate of 12% per annum, payable quarterly. Interest that becomes payable during the initial three year term of the Notes will be paid in shares of common stock of the Company at the Conversion Price (initially $0.75 per share). The Conversion Price will be reduced, subject to certain limited exceptions, if the Company subsequently issues common stock or the right to acquire common stock at a price of less than $0.75 per share. Interest that becomes payable after the initial three year term of the Notes will be paid in cash.

          Upon a change of control of the Company (as defined in the Purchase Agreement), the holder of a Note may require the Company to redeem all or any portion of the Note for a price equal to (i) the outstanding principal amount of the Notes, together with any accrued and unpaid interest or late charges thereon multiplied by (ii) 125% (unless the change of control is not approved by a majority of the disinterested members of the Company's board of directors, in which case the 125% will be 100%).

          The issuance of the Notes under the Purchase Agreement is subject to certain conditions including (i) the approval by the stockholders of the Company of (A) the issuance of the shares of common stock pursuant to the terms of the Notes, (B) an amendment to the Company's certificate of incorporation providing for a 1-for-2 reverse stock split, and (C) the election of persons designated by Prentice to the Company's board of directors (the "Board Nominees"), (ii) upon election, such Board Nominees constituting a majority of the members of the board of directors, and (iii) no occurrence of an event, circumstance or fact which resulted in, would result in or could reasonably be expected to a result in an extremely detrimental event to the Company. The Company may terminate the Purchase Agreement under certain circumstances in order to accept a superior proposal. The Notes will contain certain covenants, including limitations on indebtedness, and liens and a prohibition on dividends.

          Under the Purchase Agreement, the Company may not solicit offers, inquiries or proposals or conduct negotiations with any third parties regarding a transaction that involved debt or equity fundraising or that would otherwise be done in lieu of the transaction with Prentice, subject to the Company's board of directors fulfilling its fiduciary duties to the Company's shareholders and creditors. The Company may terminate the Purchase Agreement under certain circumstances in order to accept a superior proposal.

          The shares of common stock issuable (i) upon exercise of the Warrants,
(ii) upon conversion of the Notes, and (iii) as payment of interest under the Notes, will represent approximately 87% of the issued and outstanding shares of common stock of the Company, assuming (A) no anti-dilution adjustment to the Conversion Price or the Exercise Price and (B) no issuance of common stock or securities convertible, exercisable or exchangeable for common stock prior to the closing of the transaction, other than pursuant to the Notes and Warrants.

          The proceeds to be received by the Company upon the sale of the Notes will be used to retire the Term Loan and for general working capital purposes.

          The Purchase Agreement contains a provision contemplating that 80% of any proceeds to the Company from any proceedings by the Company against Beryl Raff or certain other persons relating to the termination of her employment with the Company, net of litigation costs and the costs relating to any counterclaim against the Company, would be paid by the Company to a trust or other vehicle to be established for the benefit of certain shareholders prior to the closing under the Purchase Agreement and possibly certain creditors.

          Contemporaneously with the entry into the Bridge Loan Agreement and the Purchase Agreement, the Company and Prentice entered into a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights with respect to the shares of common stock that may be issued (i) upon exercise of the Warrants, (ii) upon conversion of the Notes, and
(iii) in payment of interest under the Notes.

          The Company's Board of Directors formed a Special Committee to consider the terms of the Bridge Loan Agreement, Warrants, Securities Purchase Agreement and Registration Rights Agreement, as well as other financing alternatives. In connection with their evaluation of these transactions the Special Committee and the Board of Directors received the opinion of Duff & Phelps, LLC that the terms of these transactions are fair to the shareholders of the Company from a financial point of view.

          Contemporaneously with the entry into the Bridge Loan Agreement and the Purchase Agreement, the Company entered into a Waiver, Consent and Fourth Amendment (the "Fourth Amendment") to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Senior Credit Agreement"), dated as of July 29, 2003, by and among the Company, LaSalle Bank National Association ("LaSalle"), as administrative agent and collateral agent for the banks party thereto ("Banks"), the Banks, Bank of America, N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent.

          Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140,000,000 (the "Revolving Facility") and an accommodation facility of $15,000,000 (the "Accommodation Facility"), each having a maturity date of October 3, 2008. The Fourth Amendment removes the financial performance covenants and modifies the borrowing base calculation and increases the minimum required availability covenant. The Senior Credit Agreement remains secured by substantially all of the assets of the Company. The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. Borrowings under the Revolving Facility shall bear interest at the option of the Company (i) at the LIBOR rate plus 250 basis points, or
(ii) at the lesser of (a) LaSalle Bank, National Association's prime rate and
(b) the federal funds effective rate plus 50 basis points (such lesser rate, the "Base Rate"). Borrowings under the Accommodation Facility bear interest at the Base Rate plus 800 basis points. The Company may prepay without penalty and reborrow under the Revolving Facility. The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid. The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default. The Company intends to use the proceeds for working capital needs, fees and costs associated with the Bridge Loan Agreement and the proposed Note conversion and for general corporate purposes.

          The Company, Prentice Capital and the Banks executed a term sheet (the "Term Sheet") with certain trade vendors. Vendors holding over 99% of the Company's aggregate trade debt to inventory suppliers ("Suppliers") have now executed the Term Sheet. The Term Sheet provides a mechanism for (i) the Company's satisfaction of its current trade debt ("Trade Debt") to participating Suppliers, and (ii) the participating Suppliers' prompt delivery of merchandise to the Company for the upcoming holiday season. Under the provisions of the Term Sheet, the Company will make payments totaling 50% of the Trade Debt at various times up to January 16, 2006. A final payment in the amount of 50% of the Trade Debt, plus accrued interest at 6% from and after January 17, 2006, is required to be made on or about September 30, 2007. The obligations to pay the final 50% of the Trade Debt will be secured by a security interest in substantially all of the Company's assets ranking junior to the interests securing the Senior Credit Agreement, the Bridge Loan Agreement and the Notes. The Term Sheet is subject to and conditioned upon the execution of definitive documentation among the parties.

          Contemporaneously with the execution of the Purchase Agreement, the Company entered into an amendment to its Amended and Restated Stockholders Rights Plan, dated as of April 28, 1999, between the Company and LaSalle Bank, as the Rights Agent (as so amended, the "Stockholders Rights Plan") to provide that none of Prentice, any of the other purchasers that may be added under the Securities Purchase Agreement or any of their affiliates or associates (each, a "Buying Person") shall be deemed to be an Acquired Person (as defined in the Stockholders Rights Plan) and no Distribution Date or Share Acquisition Date (each, as defined in the Stockholders Rights Plan) shall occur and no Rights will otherwise become exercisable as a result of the execution and delivery of the Purchase Agreement, the Notes or the Warrants, the public announcement of such execution and delivery, the performance of the Purchase Agreement, the Notes or the Warrants or the consummation of the other transactions contemplated thereby. After the closing of sale of the Notes under the Purchase Agreement, each Buying Person shall be deemed to be an "Exempt Person" for purposes of the definition of Acquiring Person and, therefore, not an Acquiring Person regardless of the amount of common stock of the Company beneficially owned by such Buying Person.

          On November 1, 2005, the Company announced that it plans to close 77 of its retail stores. As a result, the Company will record, in accordance with FAS 144 asset held for use model, an impairment charge of approximately $5.4 million during the third quarter of fiscal year 2005. The Company plans to liquidate inventory through store closure sales, and such sales will require additional inventory valuation allowances. It is currently anticipated that such inventory allowances will be no less than $14.0 million. The Company currently expects to close these stores by February 2006. The decision to close these stores will result in an impairment of the respective stores' long-lived assets, as the carrying amount of the respective stores' long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of its previously estimated useful life.

          In accordance with FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," the Company has not recorded any exit or disposal related expenses, including lease terminations, personnel costs and other expenses, associated with the planned store closures. Such expenses will be recorded in the period in which the liability is incurred. At this time, no agreements have been reached which would permit the Company to estimate such disposal costs, which may be material to the financial statements.

          On September 1, 2005, the Company's retail store located in the Oakwood Mall in Gretna, Louisiana, was damaged by fire. Prior to the fire, the mall was damaged by hurricane Katrina. During the third quarter of fiscal year 2005, the Company will write-down the net book value of the store's fixed assets of approximately $0.2 million. The Company expects to file a claim with its insurance carriers in connection with this loss. It has not yet been determined if this mall will be reconstructed. As such, the Company is unable to determine if it will reopen this retail store.

          On October 17, 2005, the Company received notification from the New York Stock Exchange (the "NYSE") that the Company was not in compliance with the NYSE continued listing standards because its average market capitalization had been less than $25 million over a consecutive 30 trading-day period. The Company's common stock was delisted from the NYSE as of the close of the market on October 27, 2005. The Company's common stock currently is quoted on the "pink sheets".

          On October 26, 2005, the Company received a proposal from Newcastle Partners, L.P. ("Newcastle"). The proposal, which is subject to a number of conditions and definitive documentation, expresses Newcastle's willingness to offer $1.10 per share in cash by merger or otherwise and cash out warrants and in-the-money options based on that price. Under the proposal, Newcastle would pay off the Company's recent $30 million bridge loan. Newcastle expects to obtain a commitment to replace the Company's Senior Credit Agreement or obtain consents from the Company's senior lenders. A copy of the proposal letter was contained in an amendment to Newcastle's Schedule 13D which was filed electronically with the SEC on October 27, 2005. On October 27, 2005, the Special Committee of the Company's Board of Directors responded to the Newcastle proposal by indicating that, on the advice of its financial advisors and counsel, it could not conclude, from the information provided in the Newcastle proposal, that such proposal is reasonably likely to result in a superior proposal within the meaning of the Securities Purchase Agreement executed by the Company in connection with the Prentice transactions.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, including the notes thereto. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward Looking Statements disclosure included in this Form 10-Q.

Overview

          The Company is a mall-based national retailer of fine jewelry operating 388 stores in 38 states as of July 31, 2005. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions, which affect disposable consumer income and/or its use.

          For the quarter ended July 31, 2005, the Company recorded a net loss of $24.1 million. The primary contributors to the net loss were a 6.2% decline in comparable store sales for the second quarter of fiscal year 2005; a decrease in the merchandise gross margin rate; a $5.7 million non-cash charge to write-down goodwill; a non-cash charge of $13.5 million to record a full valuation allowance against all of its deferred tax assets and a $3.1 million non-cash charge related to the impairment of long-lived assets recorded under FAS 144 asset held for use model, primarily furniture, fixtures and leasehold improvements, in thirty-one of the Company's retail stores.

          On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company's Board of Directors. On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company. All transition related compensation paid to Ms. Raff has been subsequently returned to the Company. In addition, all incentive stock options granted to Ms. Raff by the Company have been cancelled. Ms. Lucinda Baier, who had served as Chief Executive Officer, continued as President and Chief Operating Officer of the Company. On September 27, 2005, the Company commenced an arbitration proceeding relating to Ms. Raff's employment with the Company seeking damages as well as enforcement of a non-competition agreement. Ms. Raff's response has not yet been filed. On October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company's answer is due on or about November 14, 2005.

          On October 11, 2005, the Company's Board of Directors elected Daniel
H. Levy to serve as interim Chief Executive Officer, while the Company conducts a search to find a permanent Chief Executive Officer. On October 12, 2005, the Company announced that Lucinda Baier resigned as President and Chief Operating Officer.

          On November 1, 2005, the Company announced that Robert Baumgardner has been hired as its President and Chief Executive Officer. Mr. Baumgardner plans to join the Company on November 14, 2005.

          The Company entered into a series of transactions on October 3, 2005, designed to significantly improve its financial condition. The Company has entered into agreements ("the Prentice Transaction") with investment funds managed by Prentice Capital Management, L.P. and Holtzman Opportunity Fund, L.P. (collectively, "Prentice") to provide financing to the Company, as described in
Note 13 to the financial statements. The first stage of this financing was a $30 million secured bridge loan made to the Company. The agreements also call for the issuance of $50 million of secured convertible notes not later than January 31, 2006, which is contingent upon shareholder approval. Proceeds of the planned issuance will be used to pay off the bridge loan and provide additional liquidity for operations. Both the bridge loan and the convertible notes are being secured by a lien on substantially all of the Company's assets ranking junior to the liens securing the Company's bank debt. Giving effect to an assumed conversion of the notes, the payment of shares as interest and an exercise of the warrants, Prentice would own 87% of the Company's common stock.

          In addition, the Company, its banks and Prentice have entered into an agreement with key trade vendors who hold more than 99% of the Company's trade debt. This agreement will facilitate the purchase of fresh inventory for the holiday season and provide for full payment of all amounts owed, plus interest, to those vendors over time. Also, the Company reached agreement with its banks, LaSalle, Back Bay and Bank of America, to increase the maximum borrowings under its credit facility, depending on borrowing base calculations, by $15 million to $140 million and extending the term of the facility until October 3, 2008.

          The Company has experienced recurring losses from operations in the first six months of fiscal year 2005 and in the two previous fiscal years. During the second quarter of fiscal year 2005, the Company slowed payments to certain vendors and received temporary extension of payment terms with certain other vendors in order to manage its liquidity needs. Subsequent to July 31, 2005, the Company has received temporary extension of payment terms, beyond the stated payment terms, with certain of its key merchandise vendors. The Company's ability to continue as a going concern is highly dependent upon the Prentice Transaction being approved by the Company's shareholders. In the event that the Prentice Transaction is not approved there can be no assurance that additional funding, or another liquidity event, will become available to the Company. In that event, the Company would be required to consider other alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code or a liquidation of its assets.

          On November 1, 2005, the Company announced that it plans to close 77 of its retail stores. As a result, the Company will record an impairment charge of approximately $5.4 million during the third quarter of fiscal year 2005. The Company plans to liquidate inventory through store closure sales, and such sales will require additional inventory valuation allowances. It is currently anticipated that such inventory allowances will be no less than $14.0 million. The Company currently expects to close these stores by February 2006. The decision to close these stores will result in an impairment of the respective stores' long-lived assets, as the carrying amount of the respective stores' long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of its previously estimated useful life.

          In accordance with FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," the Company has not recorded any exit or disposal related expenses, including lease terminations, personnel costs and other expenses, associated with the planned store closures. Such expenses will be recorded in the period in which the liability is incurred. At this time, no agreements have been reached which would permit the Company to estimate such disposal costs, which may be material to the financial statements.

          On October 17, 2005, the Company received notification from the New York Stock Exchange (the "NYSE") that the Company was not in compliance with the NYSE continued listing standards because its average market capitalization had been less than $25 million over a consecutive 30 trading-day period. The Company's common stock was delisted from the NYSE as of the close of the market on October 27, 2005. The Company's common stock currently is quoted on the "pink sheets".

          On October 26, 2005, the Company received a proposal from Newcastle Partners, L.P. ("Newcastle"). The proposal, which is subject to a number of conditions and definitive documentation, expresses Newcastle's willingness to offer $1.10 per share in cash by merger or otherwise and cash out warrants and in-the-money options based on that price. Under the proposal, Newcastle would pay off the Company's recent $30 million bridge loan. Newcastle expects to obtain a commitment to replace the Company's Senior Credit Agreement or obtain consents from the Company's senior lenders. A copy of the proposal letter was contained in an amendment to Newcastle's Schedule 13D which was filed electronically with the SEC on October 27, 2005. On October 27, 2005, the Special Committee of the Company's Board of Directors responded to the Newcastle proposal by indicating that, on the advice of its financial advisors and counsel, it could not conclude, from the information provided in the Newcastle proposal, that such proposal is reasonably likely to result in a superior proposal within the meaning of the Securities Purchase Agreement executed by the Company in connection with the Prentice transactions.

          The Company's business is highly seasonal. Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year. The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue. The Company's quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others: increases or decreases in comparable store sales; inventory availability and the Company's ability to fund inventory purchases and to time such purchases correctly; changes in the Company's cost of financing; marketing or credit programs; timing of certain holidays and Company-initiated special events; changes in the Company's merchandise; the timing of new store openings; net sales contributed by new stores; timing of store remodels and closures; general economic, industry, weather conditions and disastrous events that affect consumer spending and the pricing, merchandising, marketing, credit and other programs of competitors.

Results of Operations

     The following table sets forth for the periods indicated, certain financial information derived from the unaudited statements of operations of the Company expressed as a percentage of net sales.

                                   Three months ended    Six months ended
                                  -------------------   -------------------
                                  July 31,   July 31,   July 31,   July 31,
                                    2005       2004       2005       2004
                                  --------   --------   --------   --------
Percentage of net sales
Net sales                          100.0%     100.0%     100.0%     100.0%
Cost of sales (including buying
   and occupancy expenses)          74.4       66.7       71.3       66.7
                                   -----      -----      -----      -----
   Gross profit                     25.6       33.3       28.7       33.3
Selling, general and
   administrative expenses          40.4       37.3       39.7       37.2
Professional fees and other
   charges                           1.5        2.3        1.6        2.9
Impairment of goodwill               8.3         --        4.0         --
                                   -----      -----      -----      -----
   Loss from operations            (24.6)      (6.3)     (16.6)      (6.8)
Interest expense                     3.1        1.5        2.5        1.4
                                   -----      -----      -----      -----
   Loss before income taxes        (27.7)      (7.8)     (19.1)      (8.2)
Income tax expense (benefit)         7.5       (3.4)       1.7       (3.5)
                                   -----      -----      -----      -----
   Net loss                        (35.2%)     (4.4%)    (20.8%)     (4.7%)
                                   =====      =====      =====      =====

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Net Sales

          Net sales for the second quarter of fiscal 2005 decreased $3.9 million, or 5.4%, to $68.4 million from $72.3 million in the second quarter of fiscal 2004. Comparable store sales decreased $4.4 million, or 6.2%, in the second quarter of fiscal 2005 compared to the same period in fiscal year 2004.

Additionally, sales decreased by $0.5 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $0.7 million. In addition, net sales increased by $0.3 million due to changes in the provision for sales returns and allowances primarily due to a decrease in sales in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004. The comparable store sales decrease was primarily due to lower unit sales in the second quarter of fiscal year 2005 in comparison to the prior year period. The total number of merchandise units sold decreased by 14.4% in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 while the average price per item sold increased by approximately 9.6% to $331 in the second quarter of fiscal year 2005 from $302 in the prior year period. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004. In addition, the decrease in unit sales in the second quarter of fiscal year 2005 was attributable to a major initiative launched in July 2004 to accelerate the sale of merchandise which was inconsistent with the Company's branding strategy. During the second half of July of last year, sales of such merchandise were instrumental in generating double-digit comparable store sales increases.

          Credit sales as a percentage of net sales decreased to 42.9% in the second quarter of fiscal year 2005 from 43.6% in the second quarter of fiscal year 2004. The Company opened 2 new stores in the second quarter of fiscal year 2005, and on July 31, 2005 operated 388 stores. As of July 31, 2004, the Company operated 386 stores.

Gross Profit

Gross profit for the second quarter of fiscal 2005 decreased $6.6 million, or 27.4%, to $17.5 million from $24.1 million in the same period in fiscal 2004. Gross profit as a percentage of net sales decreased to 25.6% in the second quarter of fiscal year 2005 compared to 33.3% in the second quarter of fiscal year 2004. The gross profit rate decreased by approximately 450 basis points due to the $3.1 million non-cash charge recorded during the second quarter of fiscal year 2005 related to the impairment of long-lived store fixed assets. In addition, the gross profit rate decreased by approximately 180 basis points due to the de-leveraging of store occupancy, depreciation and buying costs due to the decrease in second quarter fiscal year 2005 sales, and an increase in such costs as compared to the second quarter of fiscal year 2004. Merchandise gross margins declined by approximately 130 basis points resulting primarily from price reductions on certain discontinued merchandise and by approximately 70 basis points due to lower margins resulting due in part from increases in diamond and gold prices and changes in merchandise sales mix and promotional offers in comparison to the prior year period. The gross margin rate increased by approximately 40 basis points due to a decrease in the provision recorded for damaged inventory and inventory losses in comparison to the prior year period.

          The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that, in addition to the items remaining in the Company's clearance program, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $6.5 million with an approximate merchandise cost of $4.5 million in the second quarter of fiscal year 2005. In addition, the Company has reduced such discontinued merchandise by approximately $1.0 million due in part to vendor returns during the second quarter of fiscal year 2005. As of July 31, 2005, the Company had approximately $38.4 million, at cost, of such discontinued merchandise inventory. The impact of these sales accounted for a margin decline of approximately 130 basis points during the second quarter of fiscal year 2005. The Company continues to review its merchandise inventory presentation and offers discounts to accelerate sales on merchandise that would not be a part of its future merchandise assortment. Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical, merchandise margins on such merchandise. It is the Company's current expectation to continue to offer for sale, in a portion of its stores, the remaining amount of this merchandise in future periods, which will negatively impact margins. The Company in future periods may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

          On November 1, 2005, the Company announced that it plans to close 77 of its retail stores. The Company plans to liquidate inventory through store closure sales, and such sales will require additional inventory valuation allowances. It is currently anticipated that such inventory allowances will be no less than $14.0 million.

Expenses

          Selling, general and administrative expenses, excluding professional fees and other charges, increased $0.7 million, or 2.5%, to $27.7 million from $27.0 million in the second quarter of fiscal 2005 compared to the same period in fiscal 2004. Selling, general and administrative expense as a percent of sales increased to 40.4% versus 37.3% in second quarter 2004. The dollar increase primarily related to higher personnel expense ($1.1 million) partially offset by lower credit expense ($0.3 million). The increase in personnel expense is primarily attributable to the addition of support office positions and higher salary and wage rates. The decrease in credit expense is primarily due to a decrease in credit card sales in comparison to the prior year period and a shift in the mix of private label credit card promotions that carried a lower discount rate. These decreases in credit expense were partially offset by an increase in credit card discount rate due to increases in the U.S. prime rate in comparison to the prior year period.

          Professional fees and other charges decreased by $0.6 million to a total of $1.0 million in the second quarter of fiscal 2005 from $1.6 million in the prior year period, primarily attributable to the decrease in legal fees and charges associated with the consolidated Capital Factors actions and the related United States Attorney and Securities and Exchange Commission (the "SEC") investigations.

Impairment of Goodwill

          As of July 31, 2005, the Company evaluated goodwill for impairment using discounted cash flow and a market multiple approach for impairment and concluded that the entire amount of the Company's goodwill was impaired. This analysis was based in part upon the Company's sales performance and financial results for the second quarter of fiscal year 2005 and management's current expectation of future financial results. The Company recorded a non-cash impairment charge of $5,662,000 to write-off the entire goodwill asset in the second quarter of fiscal year 2005.

Loss from Operations

          As a result of the factors discussed above, loss from operations was $16.8 million in the second quarter of fiscal 2005 compared to a loss of $4.6 million in the second quarter of fiscal 2004. As a percentage of net sales, loss from operations was 24.6% in the second quarter of fiscal 2005 compared to 6.3% in the second quarter of fiscal 2004.

Interest Expense

          Interest expense increased $1.0 million, or 94.1%, to $2.1 million in the second quarter of fiscal year 2005 from $1.1 million in the prior year period. The increase in interest expense resulted from higher average interest rates associated with the amendment to the Credit Agreement in April

2005 and increases in the U.S. prime rate as compared with the year-ago period, and higher amortization of deferred loan costs associated with the amended Credit Agreement. These increases were partially offset by lower average outstanding borrowings. The Company expects increased interest expense associated with the financing transactions described in Note 13 to the financial statements.

Income Tax Expense

          In the second quarter of fiscal year 2005, the Company recorded a valuation allowance of $13.5 million against all of its deferred tax assets. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income.

          The income tax expense was $5.1 million in the second quarter of 2005 compared to an income tax benefit of $2.5 million in the second quarter of 2004. In accordance with the guidance in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28" ("FIN 18"), the Company's current estimate of the income tax expense associated with the cumulative year-to-date fiscal year 2005 loss and valuation allowance recorded against its deferred tax assets results in an effective income tax rate of 9.1%. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax expense that can be recorded in the interim period. The effective income tax rate of 27.0% for the three months ended July 31, 2005 is the result of reducing the cumulative year-to-date effective tax rate from a benefit of 35.3% used in the first three months to an expense of 9.1% in the second quarter. To the extent that results in the third and fourth quarter quarters are significantly more or less than expected, the Company's effective income tax rate for the third and fourth quarters and for the full year could vary significantly from that of the first six months of fiscal year 2005. The Company's annual effective income tax rate was 30.6% for fiscal year 2004.

Six Months Ended July 31, 2005 Compared to Six Months Ended July 31, 2004

Net Sales

          Net sales for the six months ended July 31, 2005 decreased $5.9 million, or 4.1%, to $139.4 million from $145.3 million in the six months ended July 31, 2004. Comparable store sales decreased $7.1 million, or 5.0%, in the first six months of fiscal 2005 from the same period in fiscal 2004. Additionally, sales decreased by $0.6 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $1.4 million. In addition, net sales increased by $0.4 million due to changes in the provision for sales returns and allowances primarily due to a decrease in sales in the first six months of fiscal year 2005 as compared to the first six months of fiscal year 2004. The comparable store sales decrease was primarily due to lower unit sales in the first six months of fiscal year 2005 in comparison to the prior year period. The total number of merchandise units sold decreased by 17.9% in the first six months of fiscal year 2005 compared to the prior year period while the average price per item sold increased by approximately 16.3% to $336 in the first six months of fiscal year 2005 from $289 in the prior year period. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. In addition, the decrease in unit sales in the second quarter of fiscal year 2005 was attributable to a major initiative launched in July 2004 to accelerate the sale of merchandise which was inconsistent with the Company's branding strategy. During the second half of July of last year, sales of such merchandise were instrumental in generating double-digit comparable store sales increases.

          Credit sales as a percentage of net sales increased to 42.1% in the first six months of fiscal year 2005 from 41.6% in the first six months of fiscal year 2004. The Company opened six new stores in the first six months of fiscal year 2005, and on July 31, 2005 operated 388 stores. As of July 31, 2004, the Company operated 386 stores.

Gross Profit

          Gross profit for the first six months of fiscal 2005 decreased $8.3 million, or 17.2%, to $40.0 million from $48.3 million compared to the same period in fiscal 2004. Gross profit as a percentage of net sales decreased to 28.7% in the first six months of fiscal year 2005 compared to 33.3% in the first six months of fiscal year 2004. The gross profit rate decreased by approximately 220 basis points due to the $3.1 million non-cash charge recorded during the second quarter of fiscal year 2005 related to the impairment of long-lived store fixed assets. The gross profit rate decreased by approximately 130 basis points due the de-leveraging of store occupancy, depreciation and buying costs due to the decrease in sales in the first six months of fiscal year 2005, and an increase in such costs as compared to the prior year period. Merchandise gross margins declined by approximately 150 basis points resulting primarily from price reductions on certain discontinued merchandise and by approximately 40 basis points resulting from increases in diamond and gold prices and changes in merchandise sales mix and promotional offers in comparison to the prior year period. In addition, the gross profit rate decreased by approximately 20 basis points due to lower vendor discounts and allowances recognized during the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. The gross margin rate increased by approximately 90 basis points due to a decrease in the provision recorded for damaged inventory and inventory losses in comparison to the prior year period.

          The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that, in addition to the items remaining in the Company's clearance program, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $12.3 million with an approximate merchandise cost of $8.2 million in the first six months of fiscal year 2005. In addition, the Company has reduced such discontinued merchandise by approximately $2.4 million due in part to vendor returns during the first six months of fiscal year 2005. As of July 31, 2005, the Company had approximately $38.4 million, at cost, of such discontinued merchandise inventory. The impact of these sales accounted for a margin decline of approximately 150 basis points during the first six months of fiscal year 2005. The Company continues to review its merchandise inventory presentation and offers discounts to accelerate sales on merchandise that would not be a part of its future merchandise assortment. Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical, merchandise margins on such merchandise. It is the Company's current expectation to continue to offer for sale, in a portion of its stores, the remaining amount of this merchandise in future periods, which will negatively impact margins. The Company in future periods may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

          On November 1, 2005, the Company announced that it plans to close 77 of its retail stores. The Company plans to liquidate inventory through store closure sales, and such sales will require additional inventory valuation allowances. It is currently anticipated that such inventory allowances will be no less than $14.0 million.

Expenses

          Selling, general and administrative expenses, excluding professional fees and other charges, for the first six months of fiscal 2005 increased $1.3 million, or 2.5%, to $55.3 million from $54.0 million for the first six months of fiscal 2004. Selling, general and administrative expense as a percent of sales increased to 39.7% versus 37.2% in the first six months of fiscal year 2005. The dollar increase primarily related to higher personnel expense ($1.8 million) partially offset by lower credit expense ($0.4 million). The increase in personnel expense is primarily attributable to the addition of support office positions and higher salary and wage rates. The decrease in credit expense is primarily due to a shift in the mix of private label credit card promotions that carried a lower discount rate and a decrease in credit card sales partially offset by an increase in the credit card discount rate due to increases in the U.S. prime rate in comparison to the prior year period.

          Professional fees and other charges decreased by $2.1 million to a total of $2.2 million in the first six months of fiscal 2005 from $4.3 million in the prior year period, primarily attributable to the decrease in legal fees and charges associated with the consolidated Capital Factors actions and the related United States Attorney and the SEC investigations.

Impairment of Goodwill

          As of July 31, 2005, the Company evaluated goodwill for impairment using discounted cash flow and a market multiple approach for impairment and concluded that the entire amount of the Company's goodwill was impaired. This analysis was based in part upon the Company's sales performance and financial results for the second quarter of fiscal year 2005 and management's current expectation of future financial results. The Company recorded a non-cash impairment charge of $5,662,000 to write-off the entire goodwill asset in the first six months of fiscal year 2005.

Loss from Operations

          As a result of the factors discussed above, loss from operations was $23.2 million in the first six months of fiscal 2005 compared to a loss of $10.0 million in the first six months of fiscal 2004. As a percentage of net sales, loss from operations was 16.6% in the first six months of fiscal 2005 as compared to 6.8% in the prior year period.

Interest Expense

          Interest expense increased $1.4 million, or 71.1%, to $3.4 million in the first six months of fiscal 2005 from $2.0 million in the first six months of fiscal 2004. The increase in interest expense resulted from higher average interest rates associated with the amendment to the Credit Agreement in April 2005 and increases in the U.S. prime rate as compared with the year-ago period, and higher amortization of deferred loan costs associated with the amended Credit Agreement. These increases were partially offset by lower average outstanding borrowings. The Company expects increased interest expense associated with the financing transactions described in Note 13 to the financial statements.

Income Tax Expense

          In the second quarter of fiscal year 2005, the Company recorded a valuation allowance of $13.5 million against all of its deferred tax assets. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income.

          Income tax expense was $2.4 million in the first six months of fiscal 2005 compared to an income tax benefit of $5.1 million in the first six months of fiscal 2004. In accordance with the guidance in FIN 18, the Company's current estimate of the income tax expense associated with the cumulative year-to-date fiscal year 2005 loss and valuation allowance recorded against its deferred tax assets results in an effective income tax rate of 9.1%. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax expense that can be recorded in the interim period. The effective income tax rate of 27.0% for the three months ended July 31, 2005 is the result of reducing the cumulative year-to-date effective tax rate from a benefit of 35.3% used in the first three months to an expense of 9.1% in the second quarter. To the extent that results in the third and fourth quarter quarters are significantly more or less than expected, the Company's effective income tax rate for the third and fourth quarters and for the full year could vary significantly from that of the first six months of fiscal year 2005. The Company's annual effective income tax rate was 30.6% for fiscal year 2004.

Liquidity and Capital Resources

          The Company's cash requirements consist principally of funding its highly seasonal working capital needs, inventory for existing and new stores and capital expenditures. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated July 29, 2003 (as amended, the "Credit Agreement"). The Company had $102.4 million of outstanding borrowings under the revolving loan facility as of July 31, 2005.

          The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. As of July 31, 2005, the maximum availability under the Credit Agreement was $117.1 million as determined by the weekly borrowing base formula. The credit facility covenants also require the Company to attain certain operating results.

          During the second quarter of fiscal year 2005, the Company slowed payments to certain vendors and received temporary extension of payment terms with certain other vendors in order to manage its liquidity needs. Subsequent to July 31, 2005, the Company has received temporary extension of payment terms, beyond the stated payment terms, with certain of its key merchandise vendors.

          A net loss of $29.0 million and increases in merchandise inventories ($15.5 million), other current assets ($0.3 million) and accounts receivable ($0.2 million) and decreases in accounts payable ($7.0 million) and accrued payroll ($0.5 million) and accrued liabilities ($0.7 million) were partially offset by decreases in deferred income taxes ($3.2 million) and current income tax benefit ($3.7 million) and the receipt of a $2.0 million contract sign-on bonus related to the renewal of the Company's private label credit card contract.

          The increase in merchandise inventories was attributable to the purchase of goods previously held on consignment and increased purchasing activity related to new merchandise assortments. The increase in accounts payable was due in part to increased purchasing activity as well as slowing payments to vendors in order to manage liquidity.

          Cash used in investing activities included the funding of capital expenditures of $3.2 million, related primarily to the opening of 6 new stores during the first six months of fiscal year 2005, compared to $3.1 million used for capital expenditures primarily related to the opening of 6 new stores during the first six months of 2004.

          The Company generated cash from financing activities in the first six months of fiscal 2005 by increases in its revolver borrowing ($28.6 million) and outstanding checks ($3.5 million). The Company paid financing costs ($0.5 million) associated with the amendment to the Credit Agreement.

          On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the "Bridge Loan Agreement") with PWJ Lending LLC ("PWJ Lending"), an investment fund managed by Prentice Capital Management, L.P. ("Prentice Capital"), and Holtzman Opportunity Fund, L.P. ("Holtzman") (together with any other lenders under such agreement from time to time, the "Lenders"), and PWJ Lending as administrative agent and collateral agent for the Lenders. Under the Bridge Loan Agreement, the Lenders provided a term loan (the "Term Loan") to the Company in the aggregate principal amount of $30,000,000 (the "Commitment Amount"), which bears interest at a fixed rate of 18% per annum, payable monthly, and has a stated maturity date as early as December 30, 2005. The proceeds of the Term Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that will promptly be disbursed into a third party escrow account established for the benefit of certain of the Company's trade vendors and to pay fees and expenses associated with the transaction. The Company's obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company's assets which ranks junior in priority to the liens securing the Company's obligations under the Senior Credit Agreement. The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company's Senior Credit Agreement (as amended by the Fourth Amendment). The Company may prepay the Term Loan at any time, provided, however, that if the Term Loan is prepaid with funds from any source other than the proceeds of the Notes (as defined below), then the Company will be required to pay to the Lenders an exit fee of 4% of the Commitment Amount. Under the Bridge Loan Agreement, the Company is required to use the proceeds of a sale of the Notes to retire the Term Loan. While the Lenders may accelerate the obligations of the Company under the Bridge Loan Agreement to be immediately due and payable upon an Event of Default, the rights of the Lenders to enforce the obligations are subject to an intercreditor agreement with the holders of debt under the Senior Credit Agreement.

          In connection with the Bridge Loan Agreement, the Company issued 7-year warrants (the "Warrants"), which are immediately exercisable, with an exercise price of $0.75 per share to the Lenders to purchase 2,792,462 shares of the Company's common stock (i.e., 19.99% of the number of shares currently outstanding). The exercise price of the Warrants will be reduced, subject to certain limited exceptions, if the Company subsequently issues common stock or the right to acquire common stock at a price of less than $0.75 per share.

          Contemporaneously with the entry into the Bridge Loan Agreement, the Company, PWJ Funding LLC ("PWJ Funding"), another fund affiliated with Prentice Capital, and Holtzman entered into a Securities Purchase Agreement (the "Purchase Agreement," and PWJ Lending, PWJ Funding and Holtzman are collectively referred to herein as "Prentice").

          Subject to certain terms and conditions set forth in the Purchase Agreement, the Company has agreed to sell to Prentice $50,000,000 of secured convertible notes (the "Notes"). The stated maturity of the Notes will be three years after the date of issuance which maturity generally may be extended by the Company for up to two years. Prentice will have the option to extend the maturity date in the event and for so long as an event of default shall have occurred and be continuing under the Notes or through the date that is ten business days after the consummation of a change of control of the Company in the event a change of control is publicly announced prior to the maturity date. The Notes will be secured by the same second security interest that secures the Term Loan.

          The Notes will bear interest at a rate of 12% per annum, payable quarterly. Interest that becomes payable during the initial three year term of the Notes will be paid in shares of common stock of the Company at the Conversion Price (initially $0.75 per share). The Conversion Price will be reduced, subject to certain limited exceptions, if the Company subsequently issues common stock or the right to acquire common stock at a price of less than $0.75 per share. Interest that becomes payable after the initial three year term of the Notes will be paid in cash.

          Upon a change of control of the Company (as defined in the Purchase Agreement), the holder of a Note may require the Company to redeem all or any portion of the Note for a price equal to (i) the outstanding principal amount of the Notes, together with any accrued and unpaid interest or late charges thereon multiplied by (ii) 125% (unless the change of control is not approved by a majority of the disinterested members of the Company's board of directors, in which case the 125% will be 100%).

          The issuance of the Notes under the Purchase Agreement is subject to certain conditions including (i) the approval by the stockholders of the Company of (A) the issuance of the shares of common stock pursuant to the terms of the Notes, (B) an amendment to the Company's certificate of incorporation providing for a 1-for-2 reverse stock split, and (C) the election of persons designated by Prentice to the Company's board of directors (the "Board Nominees"), (ii) upon election, such Board Nominees constituting a majority of the members of the board of directors, and (iii) no occurrence of an event, circumstance or fact which resulted in, would result in or could reasonably be expected to a result in a extremely detrimental event on the Company. The Company may terminate the Purchase Agreement under certain circumstances in order to accept a superior proposal. The Notes will contain certain covenants, including limitations on indebtedness, and liens and a prohibition on dividends.

          Under the Purchase Agreement, the Company may not solicit offers, inquiries or proposals or conduct negotiations with any third parties regarding a transaction that involved debt or equity fundraising or that would otherwise be done in lieu of the transaction with Prentice, subject to the Company's board of directors fulfilling its fiduciary duties to the Company's shareholders and creditors. The Company may terminate the Purchase Agreement under certain circumstances in order to accept a superior proposal.

          The shares of common stock issuable (i) upon exercise of the Warrants,
(ii) upon conversion of the Notes, and (iii) as payment of interest under the Notes, will represent approximately 87% of the issued and outstanding shares of common stock of the Company, assuming (A) no anti-dilution adjustment to the Conversion Price or the Exercise Price and (B) no issuance of common stock or securities convertible, exercisable or exchangeable for common stock prior to the closing of the transaction, other than pursuant to the Notes and Warrants.

          The proceeds to be received by the Company upon the sale of the Notes will be used to retire the Term Loan and for general working capital purposes.

          Contemporaneously with the entry into the Bridge Loan Agreement and the Purchase Agreement, the Company and Prentice entered into a Registration Rights Agreement pursuant to which the Company has agreed to provide certain registration rights with respect to the shares of common stock that may be issued (i) upon exercise of the Warrants, (ii) upon conversion of the Notes, and
(iii) in payment of interest under the Notes.

          Contemporaneously with the entry into the Bridge Loan Agreement and the Purchase Agreement, the Company entered into a Waiver, Consent and Fourth Amendment (the "Fourth Amendment") to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Senior Credit Agreement"), dated as of July 29, 2003, by and among the Company, LaSalle Bank National Association ("LaSalle"), as administrative agent and collateral agent for the banks party thereto ("Banks"), the Banks, Bank of America, N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent.

          Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140,000,000 (the

"Revolving Facility") and an accommodation facility of $15,000,000 (the "Accommodation Facility"), each having a maturity date of October 3, 2008. The Fourth Amendment removes the financial performance covenants and modifies the borrowing base calculation and increases the minimum required availability covenant. The Senior Credit Agreement remains secured by substantially all of the assets of the Company. The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. Borrowings under the Revolving Facility shall bear interest at the option of the Company (i) at the LIBOR rate plus 250 basis points, or
(ii) at the lesser of (a) LaSalle Bank, National Association's prime rate and
(b) the federal funds effective rate plus 50 basis points (such lesser rate, the "Base Rate"). Borrowings under the Accommodation Facility bear interest at the Base Rate plus 800 basis points. The Company may prepay without penalty and reborrow under the Revolving Facility. The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid. The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default. The Company intends to use the proceeds for working capital needs, fees and costs associated with the Bridge Loan Agreement and the proposed Note conversion and for general corporate purposes.

          The Company, Prentice Capital and the Banks executed a term sheet (the "Term Sheet") with certain trade vendors. Vendors holding over 99% of the Company's aggregate trade debt to inventory suppliers ("Suppliers") have now executed the Term Sheet. The Term Sheet provides a mechanism for (i) the Company's satisfaction of its current trade debt ("Trade Debt") to participating Suppliers, and (ii) the participating Suppliers' prompt delivery of merchandise to the Company for the upcoming holiday season. Under the provisions of the Term Sheet, the Company will make payments totaling 50% of the Trade Debt at various times up to January 16, 2006. A final payment in the amount of 50% of the Trade Debt, plus accrued interest at 6% from and after January 17, 2006, is required to be made on or about September 30, 2007. The obligations to pay the final 50% of the Trade Debt will be secured by a security interest in substantially all of the Company's assets ranking junior to the interests securing the Senior Credit Agreement, the Bridge Loan Agreement and the Notes. The Term Sheet is subject to and conditioned upon the execution of definitive documentation among the parties.

          The Company was in compliance with the financial covenants of the amended Credit Agreement as of July 31, 2005. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. If an event of default occurs pursuant to the Credit Agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

          Subject to the Prentice Transaction being approved by the Company's Shareholders, the contingencies identified in Note 10 to the financial statements and the matters described in the Risk Factors section and those identified in Forward-Looking Statements, management expects that cash flow from operating activities and funds available under the Company's revolving loan facilities should be sufficient to support the Company's operations. In the event that the Prentice Transaction is not approved there can be no assurance that additional funding, or another liquidity event, will become available to the Company. In that event, the Company would be required to consider other alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code or a liquidation of its assets.

          The Company is involved in certain putative class action claims and derivative suits as described in Note 10 to the financial statements. The Company intends to contest vigorously the putative class actions and the shareholder derivative suits and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

Contractual Obligations

          The following summarizes the Company's contractual obligations at July 31, 2005:

                                       PAYMENTS DUE BY PERIOD
                    ------------------------------------------------------------
                               Less than                               More than
(in thousands)        Total      1 year    1 - 3 years   4 - 5 years    5 years
--------------      --------   ---------   -----------   -----------   ---------
Revolver            $102,426    $102,426     $    --       $    --      $    --
Operating leases     179,923      30,176      82,489        36,678       30,580
                    --------    --------     -------       -------      -------
Total contractual
   obligations      $282,349    $132,602     $82,489       $36,678      $30,580
                    ========    ========     =======       =======      =======

          In the normal course of business, the Company issues purchase orders to vendors for the purchase of merchandise inventories. The outstanding amount of these purchase orders is not included in the above table, as the purchase orders may be cancelled prior to delivery at the option of the Company. In addition, the Company is party to employment and severance agreements, previously filed with the SEC, with certain executive officers.

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

          Merchandise inventories are stated principally at the lower of weighted average cost or market. Purchase cost is reduced to reflect certain allowances and discounts received from vendors. Periodic credits or payments from merchandise vendors in the form of consignment conversions, volume or other purchase discounts and other vendor considerations are reflected in the carrying value of the inventory and recognized as a component of cost of sales as the merchandise is sold. Additionally, to the extent it is not addressed by established vendor return privileges, and if the amount of cash consideration received from the vendor exceeds the estimated fair value of the goods returned, that excess amount is reflected as a reduction in the purchase cost of the inventory acquired. Allowances for inventory shrink, scrap and other provisions are recorded based upon analysis and estimates by the Company.

          Certain of the Company's agreements with merchandise vendors provide credits for co-op advertising, as calculated as a percentage of net merchandise. The Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in fiscal year 2002, which was effective for all arrangements entered into after December 31, 2002. In accordance with EITF 02-16, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company earned $1,075,000 and $978,000 of vendor allowances for advertising during the first six months of fiscal years 2005 and 2004, respectively. The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

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

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

Transactions with Affiliates and Related Parties

          The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are similar to those available to the Company's employees.

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

          Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of July 31, 2005, however, reference should be made to Note 10 to the financial statements with respect to legal contingencies.

Risk Factors

          You should carefully consider each of the following risks and all of the other information contained in this report. Our business, operating results or financial condition or liquidity could be materially adversely affected by any of these risks, and, as a result, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

WHITEHALL JEWELLERS SPECIFIC RISKS

          We have recorded substantial net losses and declines in comparable store sales in recent periods, and there is no assurance that we will not continue to incur substantial losses and declines in comparable store sales.

          We recorded net losses in fiscal year 2003, fiscal year 2004 and the first six months of fiscal year 2005. Comparable store sales also have decreased in fiscal year 2003, fiscal year 2004 and the first six months of fiscal year 2005. We expect to have declines in comparable store sales through at least the balance of fiscal year 2005. It is likely that we will continue to have net losses through at least fiscal year 2006. There is no assurance that we will not continue to incur substantial losses and declines in comparable store sales in the future.

     IF WE FAIL TO CONSUMMATE THE PRENTICE TRANSACTION, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

          We have entered into the Prentice Transaction, the closing of which is subject to conditions including shareholder approval. We anticipate that a shareholder meeting for this purpose will occur no later than January 2006. If approved by our shareholders, the Prentice Transaction is expected to close promptly thereafter. We believe that the financing provided by the Prentice Transaction will provide sufficient funding for the next several months. If, for any reason, the Prentice Transaction is not consummated, the Company's financial position would be materially and adversely affected, which could result in a default under the Bridge Loan and the Senior Credit Agreement and may force the Company to consider the sale of assets or other strategic alternatives, including a reorganization under Chapter 11 of the US Bankruptcy Code.

     OUR CURRENT LEVELS OF DEBT COULD IMPACT OUR OPERATIONS IN THE FUTURE.

          As of July 31, 2005, we had approximately $102 million of outstanding debt constituting approximately 60% of our total debt and stockholders' equity. Our debt levels fluctuate from time to time based on seasonal working capital needs.

          Our bank credit facility includes negative covenants and financial covenants, which could restrict or limit our operations. In addition, the degree to which we are leveraged, as well as the restrictions contained in our bank credit facility, could impair our ability to obtain additional financing for working capital or other corporate purposes.

          We are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage, and our leverage could make us more vulnerable to changes in general economic conditions or factors affecting the jewelry business generally. In addition, a substantial portion of our indebtedness bears interest at fluctuating rates and increases in interest rates would adversely affect our results of operations or financial condition. Our costs of borrowings are higher than many of our competitors.

     OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE DUE TO SEASONALITY AND OTHER FACTORS, AND VARIATION IN QUARTERLY RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

          Our business is highly seasonal, with a significant portion of our sales and most of our net income generated during the fourth fiscal quarter ending January 31. Sales in the fourth quarter of fiscal 2004 accounted for 38% of annual sales for such fiscal year and income from operations for the fourth quarter of fiscal 2004 was $5.3 million as compared to a net loss of $15.2 million recorded in the previous three quarters. We have historically experienced lower net sales and minimal net income in each of our first three fiscal quarters and we expect this trend to continue for the foreseeable future. We expect to continue to experience fluctuations in our net sales and net income due to a variety of factors. A shortfall in results for the fourth quarter of any fiscal year could have a material adverse effect on our annual results of operations. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including increases or decreases in comparable store sales, the timing of new store openings, net sales contributed by new stores, timing of certain holidays and special events initiated by us, changes in our merchandise, inventory availability and our ability to fund inventory purchases, general economic, industry, weather conditions and disastrous national events that affect consumer spending and the pricing, merchandising, marketing, credit and other programs of our competitors.

     OUR BUSINESS IS PARTICULARLY SUSCEPTIBLE TO ADVERSE ECONOMIC CONDITIONS.

          Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions) affecting disposable consumer income such as employment wages and salaries, business conditions, interest rates, availability and cost of credit and taxation, for the economy as a whole and in regional and local markets where we operate. In addition, we are dependent upon the continued popularity of malls as a shopping destination and the ability of malls or tenants and other attractions to generate customer traffic for our stores. The recent substantial increases in gasoline prices may affect the popularity of malls as shopping destinations and our customer traffic, as well as having a depressing effect on discretionary consumer spending generally. There can be no assurance that consumer spending will not be adversely affected by general economic conditions or a decrease in mall traffic, thereby negatively impacting our results of operations or financial condition.

     IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

          We are highly dependent upon the ability and experience of our senior executives and other key employees. It is likely that there will be changes to our management team and other personnel as we focus on improving execution and reducing costs. Our inability to retain highly qualified management personnel or find suitable replacements could have a material adverse effect on our results of operations or financial condition. We do not maintain "key executive" life insurance on any of our executives.

          Moreover, our success depends on our ability to attract and retain qualified personnel generally. We have experienced high turnover among our marketing and field personnel, especially store managers, and other personnel in recent periods, which has had an adverse impact on our results of operations. We cannot assure you that we will be able to attract and retain qualified personnel in the future, or that there will not be disruptions to our operations as a result of personnel changes.

     WE FACE SIGNIFICANT COMPETITION.

          The retail jewelry business is fragmented and subject to increasingly intense competition. We compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls or off-mall superstores, as well as with department stores, discounters, direct mail suppliers and televised home shopping networks. A number of our competitors are substantially larger and have greater financial resources than us. Some of our competitors, such as Signet Group plc, which owns Kay Jewelers, Jareds and some regional chains, have substantially increased their number of stores and marketing expenditures in recent years, which we believe has resulted in increases in their market share and affected our results of operations. We believe that the other primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth and depth of merchandise offered, pricing, credit and reputation. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than jewelry. In addition, we compete with jewelry and other retailers for desirable locations and qualified personnel. The foregoing competitive conditions may adversely affect our results of operations or financial condition.

          We also face significant new competition from Internet jewelry retailers. Over the past several years a number of businesses began marketing fine jewelry via the Internet. Large scale consumer acceptance of Internet fine jewelry retailing is impacting the jewelry retailing business, resulting in additional competition for sales and lower margins, and has adversely affected our results of operations and financial condition. We do not transact Internet sales of jewelry.

     A DECREASE IN THE AVAILABILITY OF OR AN INCREASE IN THE COST OF CONSUMER CREDIT COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

          The third party credit we offer to our customers is supplied to us primarily through a "private label" credit card arrangement with G.E.C.C. During fiscal 2004, private label credit card sales accounted for approximately 41% of our net sales while total non-private label credit sales, including major credit cards such as Visa, MasterCard, American Express and others, generally constituted approximately 46% of our net sales. The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition. During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures. There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability or increase the cost of such credit.

     WE DEPEND ON OUR MAJOR SUPPLIERS AND ON THE AVAILABILITY OF MERCHANDISE, INCLUDING CONSIGNED MERCHANDISE, AND WE WILL NEED THEIR SUPPORT TO MAINTAIN OUR LIQUIDITY.

          We do not manufacture our own merchandise but instead work closely with a number of suppliers. During fiscal 2004, our largest supplier accounted for approximately 12% of our total purchases, and our largest five suppliers accounted for approximately 38% of such purchases. Our relationships with our primary suppliers are generally not pursuant to long-term agreements. We depend on our suppliers to ship merchandise on time and within our quality standards. Although we believe that there are a number of suppliers of fine jewelry, the loss of one or more of our major suppliers, particularly at critical times during the year, could have a material adverse effect on our results of operations or financial condition.

          In recent periods, we have requested temporary extensions of payment terms from some of our key suppliers in order to manage liquidity needs and have also slowed our accounts payable schedules generally. Our liquidity depends on continued vendor support, and changes in the extensions of credit or other terms by vendors could have a material adverse effect on us. Our current financial condition may cause vendors to delay or suspend shipments of our orders for the holiday season which could materially adversely affect our results.

          A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The weighted average percentage of our total inventory that was carried on consignment for fiscal 2002, 2003 and 2004 and the first six months of 2005 (based on the inventory levels at the end of each fiscal quarter) was 28.7%, 27.5%, 29.1% and 28.2%, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the economy generally or their perception of the desireability of doing business with us. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

     OUR BUSINESS IS PARTICULARLY SUSCEPTIBLE TO FLUCTUATIONS IN GEM AND GOLD PRICES.

          Our Company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2004, diamonds, gold, precious and semi-precious jewelry accounted for approximately 94.3% of our net merchandise sales. A significant change in prices or in the availability of diamonds, gold or other precious and semi-precious metals and stones could have a material adverse effect on our results of operations or financial condition. In recent periods, we have experienced large increases in diamond prices which we expect to continue to increase our overall costs, adversely affecting our results of operations. There appears to be increasing consumer acceptance of diamond substitutes and, as a result, there may be less consumer willingness to pay higher diamond prices. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization, a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa (the "CSO"). The CSO has traditionally controlled the marketing of substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the CSO and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole. Higher priced jewelry items, such as the higher price point merchandise that we have emphasized in recent periods, tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

     WE ARE FACED WITH SECURITIES LITIGATION, SHAREHOLDER DERIVATIVE LITIGATION AND OTHER PROCEEDINGS WHICH COULD BE MATERIAL AND WE ARE SUBJECT TO RESTRICTIONS SET FORTH IN A NON-PROSECUTION AGREEMENT.

          We are defendants in securities litigation, shareholder derivative litigation and other proceedings. See Note 10 to the financial statements. There is no assurance that these proceedings will not result in material expense to us and the handling of these actions requires significant attention from our management team. In addition, in connection with the Capital Factors litigation, we entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York. The non-prosecution agreement contains certain conditions, including our continued compliance with applicable laws. If we were to fail to meet the conditions contained in the non-prosecution agreement we could face criminal prosecution.

     WE MAY HAVE TO TAKE ADDITIONAL ACCOUNTING CHARGES ON OUR FINANCIAL STATEMENTS.

          We include as assets on our financial statements leasehold improvements, furniture, fixtures, inventory, and other items that are subject to impairment charges under generally accepted accounting principles if the net book values of such items on our financial statements exceed their fair market values. For the quarter ended July 31, 2005, we recorded a non-cash impairment charge of $3.1 million relating to long-lived assets, primarily furniture, fixtures and leasehold improvements at thirty-one of the Company's retail stores. This impairment charge had the effect of reducing our earnings for the second fiscal quarter of 2005. There can be no assurance that we will not take additional impairment charges in the future as a result of additional store closings, other restructurings, other impairments or the valuation of other assets.

     THE COSTS ASSOCIATED WITH OUR STORE-CLOSING PROGRAM MAY BE MATERIAL.

          On November 1, 2005, the Company announced that it plans to close 77 of its retail stores. The Company will record an impairment charge of approximately $5.4 million during the third quarter of fiscal year 2005. The Company plans to liquidate inventory through store closure sales, and such sales will require additional inventory allowances. It is currently anticipated that such inventory allowances will be no less than $14.0 million. The Company currently expects to close these stores by February 2006. In connection with the store-closing program, the Company will incur disposal costs, including lease terminations, personnel costs and other expenses. Such expenses will be recorded in the period in which the liability is incurred, and may be material to the financial statements.

     WE NEED TO ALTER THE COMPOSITION OF OUR INVENTORY TO SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGY.

          A substantial portion of our inventory consists of items that we do not plan to incorporate into our merchandising strategies on a long-term basis. In recent periods, we have emphasized higher price point merchandise. We are in the process of modifying our merchandising strategy, however, and may increase our emphasis on popularly priced merchandise in future periods. Much of our inventory may not fit this new strategy. In addition, our inventory contains a number of styles that we do not plan to reorder going forward. In recent periods we have sought to reduce the amount of inventory that would no longer be a part of the Company's future merchandise presentation through price reductions and special promotional programs. The success of our business strategy will depend to a substantial extent on our ability to sell such merchandise that would no longer be a part of the Company's future merchandise presentation effectively as well as to sell a substantial amount of other inventory that has been slow-moving historically or does not fit with our ongoing merchandising strategies.

     WE ARE SUBJECT TO SUBSTANTIAL REGULATION.

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

          Our operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry. In marketing to our customers, we compare most of our prices to "reference prices." Our literature indicates to customers that our reference price for an item is either the manufacturer's suggested retail price or our determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers and is not our current selling price or the price at which we formerly sold such item. We are, from time to time, subject to regulatory investigation relating to our use of "reference prices" in marketing to our customers. Although we believe that pricing comparisons are common in the jewelry business, there can be no assurance that this practice would be upheld.

     WE MAY INCUR COSTS AND DISRUPTIONS IN CONNECTION WITH MOVING TO A NEW FACILITY.

          The lease at the office building housing our corporate headquarters, distribution functions and quality assurance operations expires on December 31, 2005. We are currently negotiating a lease extension; however, the landlord has indicated that it ultimately intends to replace the building with a new structure. If this occurs, we will need to find a new location for these operations, which may be at a higher lease rate than the rent we pay currently. In addition, moving these functions to a new location may result in substantial disruptions to our operations.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE NOTES AND THE WARRANTS AS CONTEMPLATED BY THE PRENTICE TRANSACTION WILL HAVE A SEVERE DILUTIVE EFFECT ON THE INTERESTS OF OUR EXISTING STOCKHOLDERS AND OPTION HOLDERS.

          The issuance of the shares of our common stock underlying the notes and the warrants contemplated by the Prentice Transaction will have a severe dilutive effect on the interests of our existing stockholders and option holders.

          The shares of common stock underlying the warrants represent approximately 19.99% of our common stock currently outstanding. The shares of common stock issuable (i) upon exercise of the warrants, (ii) upon conversion of the notes and (iii) as payment of interest under the notes, in each case as contemplated by the Prentice Transaction, will represent approximately 87% of the issued and outstanding shares of our common stock (assuming no anti-dilution adjustment to the conversion price or the exercise price and no issuance of common stock or securities convertible, exercisable or exchangeable for common stock prior to the closing of the Prentice Transaction, other than pursuant to the notes and warrants).

          The Prentice Transaction will also have a dilutive effect on the voting rights of existing stockholders. If the notes are converted into shares of common stock, Prentice will be able to control the vote on almost all matters submitted to our stockholders. In addition, conflicts of interest may arise as a consequence of the control relationship between us and Prentice, such as conflicts with respect to corporate opportunities, contractual relationships or the strategic direction of the Company.

THE SIGNIFICANT OWNERSHIP INTEREST IN THE COMPANY BY PRENTICE COULD ADVERSELY AFFECT OUR OTHER STOCKHOLDERS.

          As a result of the Prentice Transaction, Prentice will have the ability to control substantially all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. Prentice also will have the ability to exert a controlling influence on our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other stockholders.

          Prentice's ownership of our common stock and ability to direct the election of our directors could create, or appear to create, potential conflicts of interest when Prentice is faced with decisions that could have different implications for Prentice and the Company. In addition, Prentice may from time to time in the future enter into transactions with us. As a result, it may have interests that are different from, or in addition to, its interest as a stockholder in our Company. Such transactions may adversely affect our results of operations or financial condition.

     OUR COMMON STOCK HAS BEEN DELISTED FROM THE NEW YORK STOCK EXCHANGE, WHICH MAY MAKE IT MORE DIFFICULT FOR TRADING IN OUR COMMON STOCK TO OCCUR.

          On October 28, 2005, our common stock was delisted from the NYSE. Trading in our common stock is now conducted in the over-the-counter market. As such, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. It is also possible that trading in our common stock could be subject to requirements under the Securities Exchange Act of 1934 that require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any equity security that has a market price of less than $5.00 per share and that is not listed for trading on a national securities exchange, subject to certain exceptions). The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could significantly limit the market liquidity of the stock and the ability of investors to trade our common stock.

     THE PRICE OF OUR COMMON STOCK COULD CONTINUE TO BE VOLATILE.

          There has been in recent years and may continue to be significant volatility in the market price for our common stock, and there can be no assurance that an active market for our common stock can be sustained. Our stock price may rise and fall in a manner which is not related to our performance. Factors such as quarterly fluctuations in our financial results, whether or not our quarterly results meet or exceed analysts' or investors' expectations, our comparable store sales results, announcements by us and other jewelry retailers, the overall economy and the condition of the financial markets and general events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

     ANTI-TAKEOVER PROVISIONS IN DELAWARE LAW AND OUR CHARTER AND BY-LAWS COULD DELAY OR DETER A CHANGE IN CONTROL.

          Certain provisions of our certificate of incorporation and by-laws and certain sections of the Delaware General Corporation Law, including those which authorize our Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms of preferred stock without further action by stockholders, may be deemed to have an anti-takeover effect and may discourage takeover attempts not first approved by our Board of Directors (including takeovers which some stockholders may deem to be in their best interests). These provisions could delay or frustrate the removal of incumbent directors or the assumption of control by an acquiror, even if such removal or assumption of control would be beneficial to our stockholders. These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even if they would be beneficial, in the short term, to the interests of our stockholders.

     The specific provisions of our certificate of incorporation which may be deemed to have an anti-takeover effect include, among others, the following:

     -    a classified Board of Directors serving staggered three-year terms;

     -    the elimination of stockholder voting by written consent;

     - a provision providing that only the Chairman of the Board of Directors, the Chief Executive Officer, the President or the Board of Directors may call special meetings of stockholders;

     - the removal of directors only for cause, and then only by the holders of at least a majority of the outstanding shares entitled to vote for such removal;

     - a provision permitting the Board of Directors to take into account factors in addition to potential economic benefits to stockholders; and

     - advance notice requirements for stockholder proposals and nominations for election to the Board of Directors.

          We are also subject to Section 203 of the Delaware General Corporation Law which, in general, imposes restrictions upon certain acquirors (including their affiliates and associates) of 15% or more of our common stock. In connection with the rights offering, our board of directors took action to provide that shareholders who exceed the 15% threshold solely as a result of their acquisition of shares of common stock in the rights offering are not deemed to be "interested stockholders" for purposes of Section 203. We also have entered into severance agreements with our senior executives which could increase the cost of any potential acquisition of us.

          In addition, our Board of Directors has adopted a stockholders rights plan pursuant to which each share of our common stock has associated with it one right entitling our stockholders, upon the occurrence of a triggering event, to purchase shares of our preferred stock or shares of the acquiror at a discount from the prevailing market price. Triggering events generally include events or transactions that relate to a potential acquisition, merger or consolidation involving Whitehall Jewellers that has not been approved by our Board of Directors. In connection with the Prentice Transaction, we have amended the stockholders rights plan to provide that to the extent that Prentice exceed the applicable ownership thresholds set forth in the stockholder rights plan, such occurrence will not be a triggering event under the stockholder rights plan. The stockholders rights plan may be deemed to have an anti-takeover effect and may discourage or prevent takeover attempts not first approved by our Board of Directors (including takeovers which certain stockholders may deem to be in their best interests). See "Description of Capital Stock - Anti-Takeover Effects of Delaware Law and Certain Charter and By-law Provisions" and "Description of Capital Stock - Preferred Stock Purchase Rights."

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

Item 4. - Controls and Procedures

          The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Lawsuits

          On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund v. Whitehall Jewellers, Inc., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The complaint makes reference to the litigation filed by Capital Factors, Inc. ("Capital Factors") and settled as disclosed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 and to the Company's November 21, 2003 announcement that it had discovered violations of Company policy by the Company's Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory. The complaint further makes reference to the Company's December 22, 2003 announcement that it would restate results for certain prior periods. The complaint purports to allege that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003. The complaint purports to allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b-5 promulgated thereunder.

          On February 17, 2004, a putative class action complaint captioned Michael Radigan v. Whitehall Jewellers, Inc., Case No. 04 C 1196, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On February 19, 2004, a putative class action complaint captioned Milton Pfeiffer, v. Whitehall Jewellers, Inc., Case No. 04 C 1285, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107 consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters action, and dismissed the Radigan and Pfeiffer actions as separate actions. On April 14, 2004, the court designated the Greater Pennsylvania Carpenters Pension Fund as the lead plaintiff in the action and designated Greater Pennsylvania's counsel as lead counsel.

          On June 10, 2004, a putative class action complaint captioned Joshua Kaplan v. Whitehall Jewellers, Inc., Case No. 04 C 3971, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company's current and former officers. The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, the Company filed a motion to dismiss the consolidated amended complaint. On January 7, 2005, the motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. On June 30, 2005, the Court denied

Defendants' motions to dismiss. On July 28, 2005, Defendants filed their Answers to the First Amended Consolidated Complaint. Written discovery has commenced and document production is ongoing. On September 23, 2005, lead plaintiff filed its motion for class certification. Briefing on this motion is not yet completed. The parties have scheduled a mediation for November 8, 2005 in an attempt to resolve the 10(b)-5 claims and the below described state and federal derivative claims.

State Derivative Complaints

          On June 17, 2004, a shareholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint discussed above.

          On April 19, 2005, a shareholder derivative action complaint captioned Marilyn Perles v. Executor of the Estate of Hugh M. Patinkin, Case No. 05 CH 06926, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against, inter alia, certain of the Company's officers and directors. The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification. The factual allegations of the complaint are similar to those made in the Cusack complaint discussed above. The Perles complaint also purports to assert claims on behalf of the Company against PricewaterhouseCoopers LLP, the Company's outside auditor.

          On June 13, 2005, a shareholder derivative action complaint captioned Carey Lynch v. Berkowitz, Case No. 05CH09913, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts, inter alia, a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Perles complaints discussed above.

          On July 18, 2005, the Circuit Court of Cook County consolidated the Cusack, Perles and, Lynch actions. On August 26, 2005, plaintiffs filed a consolidated amended derivative complaint against certain of the Company's current and former officers and directors and PricewaterhouseCoopers LLP, the Company's outside auditor. On October 3, 2005, defendants, other than PricewaterhouseCoopers LLP, filed their motion to dismiss the consolidated amended derivative complaint based, inter alia, on the failure of plaintiffs to make a pre-suit demand upon the Company's Board of Directors and failure to state a claim.

Federal Derivative Complaints

          On February 22, 2005, a verified derivative complaint captioned Myra Cureton v. Richard K. Berkowitz, Case No. 05 C 1050, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above.

          On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on May 25, 2005. On June 20, 2005, plaintiffs filed a consolidated amended derivative complaint asserting claims for breach of fiduciary duty of good faith, breach of duty of loyalty, unjust enrichment, a derivative Rule 10b-5 claim, and a claim against Browne for reimbursement of compensation under Section 304 of the Sarbanes-Oxley Act. On July 15, 2005, defendants moved to stay the consolidated action under the Colorado River doctrine pending the outcome of the state derivative actions. The motion is fully briefed and awaiting decision from the court.

          The Company intends to contest vigorously these putative class actions and the shareholder derivative suits and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

Other

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

          On September 27, 2005, the Company filed an arbitration proceeding, as required under the Beryl Raff employment agreement, seeking damages and to enforce the non-competition provision. See note 13 to the financial statements regarding the employment matters involving Ms. Raff. Ms. Raff's response has not yet been filed. In addition, on October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company's answer is due on or about November 14, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

          (a) The Company held its annual meeting of stockholders on July 12, 2005.

          (b)  No answer required.

          (c) Proposal 1 involved the election of two Class III Directors of the Company's to serve until the 2008 annual meeting of stockholders. The director and the voting results were as follows:

                      NOMINEE             FOR      AUTHORITY WITHHELD
               --------------------   ----------   ------------------
               Richard K. Berkowitz   12,414,180         169,631
               Norman J. Patinkin     12,403,101         180,710

               Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending January 31, 2006:

                   FOR      AGAINST   ABSTAIN
               ----------   -------   -------
               12,327,425   200,727    55,660

          (d)  Not applicable.

Item 6. - Exhibits

Exhibit Number   Description
--------------   -----------
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

                                       WHITEHALL JEWELLERS, INC.
                                       (Registrant)


Date: November 1, 2005                 By: /s/ John R. Desjardins
                                           -------------------------------------
                                           John R. Desjardins
                                           Executive Vice President -
                                           Chief Financial Officer and Treasurer
                                           (duly authorized officer and
                                           principal financial officer)