Form 10-Q
period 2005-10-31
WHITEHALL JEWELLERS INC
filed 2005-12-09
CIK 868984

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the number of shares of the Registrant's common stock, $.001 par value per share, outstanding as of November 30, 2005 was 13,970,753 and the number of shares of the Registrant's Class B common stock, $1.00 par value per share, outstanding as of November 30, 2005 was 142.

                            WHITEHALL JEWELLERS, INC.

                               INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 2005

Forward-Looking Statements

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Operations for the three months and nine months ended
        October 31, 2005 and 2004 (unaudited)

        Balance Sheets - October 31, 2005 (unaudited), January 31, 2005 and
        October 31, 2004 (unaudited)

        Statements of Cash Flows for the nine months ended October 31, 2005 and 2004 (unaudited)

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Forward-Looking Statements

This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to the Company that are based on the current beliefs of management of the Company as well as assumptions made by and information currently available to management including statements related to the markets for our products, general trends and trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict," "opinion," "will" and similar expressions and their variants, as they relate to the Company or our management, may identify forward-looking statements. Such statements reflect our judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described above and below, which may have a significant impact on our business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements. The following factors, among others, may impact forward-looking statements contained in this report: (1) our ability to execute our business strategy and our continued net losses and declines in comparable store sales; (2) our ability to manage our liquidity and to obtain adequate financing on acceptable terms and the effect on us if an event of default were to occur under any of the Company's financing arrangements; (3) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (4) reduced levels of mall traffic caused by economic or other factors; (5) increased competition from specialty jewelry retail stores, the Internet and mass merchant discount stores which may adversely impact our sales and gross margin; (6) the high degree of fourth quarter seasonality of our business and the impact on the Company's sales, profitability and liquidity; (7) the extent and success of our merchandising, marketing and/or promotional programs; (8) personnel costs and the extent to which we are able to retain and attract key personnel and disruptions caused by the loss of key personnel; (9) the availability, terms and cost of consumer credit; (10) relationships with suppliers including the timely delivery to the Company of appropriate merchandise on acceptable payment, delivery and other terms; (11) our ability to maintain adequate information systems, capacity and infrastructure; (12) our leverage and cost of funds and changes in interest rates that may increase financing costs; (13) developments relating to the Securities Purchase Agreement, Notes, Warrants and Registration Rights Agreement with Prentice Capital Management, L.P. and Holtzman Opportunity Fund, L.P., including the impact of any adverse developments with respect to such agreements, that may require the Company to seek new financing, for which there can be no assurance of availability on acceptable terms or at all; (14) the lease termination and other expenses that we will incur in connection with closing stores and the revenues we achieve in the liquidation of their inventory and associated inventory valuation allowances taken; (15) our ability to maintain adequate loss prevention measures, especially in connection with stores expected to be closed; (16) fluctuations in raw material prices, including diamond, gem and gold prices; (17) the impact of current or future price reductions on margins and resultant valuation allowances taken on certain merchandise inventory identified from time to time as items which would not be part of the Company's future merchandise presentation as well as alternative methods of disposition of this merchandise inventory and resulting valuation allowances taken; (18) developments relating to settlement of the consolidated Capital Factors actions, the non-prosecution agreement entered into with the United States Attorney's Office, the SEC investigation, and shareholder and other civil litigation, including the impact of such developments on our results of operations and financial condition and relationship with our lenders or with our vendors; (19) regulation affecting the industry generally, including regulation of marketing practices; and (20) the risk factors identified from time to time in our filings with the SEC.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                            Whitehall Jewellers, Inc.
                            Statements of Operations
      for the three months and nine months ended October 31, 2005 and 2004
              (unaudited, in thousands, except for per share data)

                                         Three months ended          Nine months ended
                                     -------------------------   -------------------------
                                     October 31,   October 31,   October 31,   October 31,
                                         2005          2004          2005          2004
                                     -----------   -----------   -----------   -----------
Net sales                             $ 58,876      $ 63,340      $198,285      $208,652
Cost of sales (including buying
   and occupancy expenses)              44,062        45,781       140,362       142,731
Inventory valuation allowance           17,920            --        17,920            --
Impairment of long-lived assets          5,933            --         9,003            --
                                      --------      --------      --------      --------
   Gross (loss) profit                  (9,039)       17,559        31,000        65,921
Selling, general and
   administrative expenses              27,147        26,724        82,484        80,754
Professional fees and other
   charges                               2,978         1,428         5,207         5,725
Impairment of goodwill                      --            --         5,662            --
                                      --------      --------      --------      --------
   Loss from operations                (39,164)      (10,593)      (62,353)      (20,558)
Interest expense                         3,696         1,240         7,116         3,240
                                      --------      --------      --------      --------
   Loss before income taxes            (42,860)      (11,833)      (69,469)      (23,798)
Income tax (benefit) expense                --        (3,525)        2,420        (8,610)
                                      --------      --------      --------      --------
   Net loss                           $(42,860)     $ (8,308)     $(71,889)     $(15,188)
                                      ========      ========      ========      ========
Basic earnings per share:
   Net loss                           $  (3.07)     $  (0.60)     $  (5.15)     $  (1.09)
                                      ========      ========      ========      ========
   Weighted average common share
      and common share equivalents      13,975        13,948        13,966        13,941
                                      ========      ========      ========      ========
Diluted earnings per share:
   Net loss                           $  (3.07)     $  (0.60)     $  (5.15)     $  (1.09)
                                      ========      ========      ========      ========
   Weighted average common share
      and common share equivalents      13,975        13,948        13,966        13,941
                                      ========      ========      ========      ========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                                 Balance Sheets
          as of October 31, 2005, January 31, 2005 and October 31, 2004
                 (unaudited, in thousands except for share data)

                                                          October 31,   January 31,   October 31,
                                                              2005          2005          2004
                                                          -----------   -----------   -----------
                        ASSETS
Current Assets:
   Cash                                                    $  1,749      $  2,206      $  1,296
   Restricted cash                                           10,520            --            --
   Accounts receivable, net                                   2,476         2,688         2,006
   Merchandise inventories, net                             185,683       183,676       201,558
   Other current assets                                       2,627           383         1,311
   Current income tax benefit                                   253         3,959        10,955
   Deferred financing costs                                   2,257           360           301
   Deferred income taxes, net                                    --         2,255         2,764
                                                           --------      --------      --------
      Total current assets                                  205,565       195,527       220,191

Property and equipment, net                                  39,978        54,200        55,355
Goodwill, net                                                    --         5,662         5,662
Deferred financing costs                                      2,405           539           528
Deferred income taxes, net                                       --           902            --
                                                           --------      --------      --------
      Total assets                                         $247,948      $256,830      $281,736
                                                           ========      ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolver loans                                          $ 93,335      $ 73,793      $101,928
   Bridge term loan, net of unaccreted
      discount                                               28,477            --            --
   Accounts payable                                          46,281        60,076        57,341
   Customer deposits                                          3,037         3,042         3,232
   Accrued payroll                                            5,346         3,829         4,134
   Other accrued expenses and credits                        15,990        14,587        18,063
                                                           --------      --------      --------
      Total current liabilities                             192,466       155,327       184,698

Accounts payable                                             22,291            --            --
Deferred income taxes, net                                       --            --         2,685
Warrants                                                      2,094            --            --
Other long-term liabilities and credits                       6,268         4,880         3,616
                                                           --------      --------      --------
      Total liabilities                                     223,119       160,207       190,999
                                                           --------      --------      --------

Commitments and contingencies                                    --            --            --

Stockholders' equity:
   Common stock ($0.001 par value; 60,000,000 shares
      authorized; 18,058,902 shares issued)                      18            18            18
   Class B common stock ($1.00 par value; 26,026 shares
      authorized; 142 shares issued and outstanding)             --            --            --
   Additional paid-in capital                               106,027       106,123       106,207
   (Accumulated deficit) Retained earnings                  (42,461)       29,428        24,123

   Treasury stock, at cost (4,088,149; 4,108,703 and
      4,114,112 shares, respectively)                       (38,755)      (38,946)      (39,611)
                                                           --------      --------      --------
      Total stockholders' equity, net                        24,829        96,623        90,737
                                                           --------      --------      --------
      Total liabilities and stockholders' equity           $247,948      $256,830      $281,736
                                                           ========      ========      ========

 The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                            Statements of Cash Flows
               for the nine months ended October 31, 2005 and 2004
                            (unaudited, in thousands)

                                                                                   Nine months ended
                                                                         October 31, 2005     October 31, 2004
                                                                         ------------------   ----------------
Cash flows from operating activities:
   Net loss                                                                  $ (71,889)          $ (15,188)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                 9,599               9,267
   Impairment of long-lived assets                                               9,003                  --
   Impairment of goodwill                                                        5,662                  --
   Deferred compensation                                                           125                 104
   Loss on disposition of assets                                                   241                 314
   Proceeds from private label credit card contract
      sign-on bonus                                                              2,000                  --
   Changes in assets and liabilities:
      Decrease in accounts receivable, net                                         161                 538
      (Increase) decrease in merchandise inventories, net                       (2,006)              4,588
      (Increase) in other current assets                                        (2,243)               (436)
      Decrease (increase) in current income tax
         benefit                                                                 3,706              (8,661)
      Decrease in deferred income taxes, net                                     3,157               1,994
      (Decrease) in customer deposits                                               (5)               (369)
      Increase (decrease) in accounts payable                                   10,945              (2,824)
      Increase (decrease) in accrued payroll                                     1,517                (323)
      Increase (decrease) increase in accrued
         liabilities and other credits                                           1,129              (6,416)
      (Decrease) increase in other long-term
         liabilities and other credits                                            (172)                 81
                                                                             ---------           ---------
      Net cash used in operating activities                                    (29,070)            (17,331)

Cash flows from investing activities:
      Increase in restricted cash                                              (10,520)                 --
      Capital expenditures                                                      (3,850)             (3,770)
                                                                             ---------           ---------
      Net cash used in investing activities                                    (14,370)             (3,770)

Cash flows from financing activities:
   Borrowing on revolver loan                                                  266,666             769,521
   Repayment of revolver loan                                                 (247,124)           (747,933)
   Proceeds from bridge term loan                                               30,000                  --
   Bridge term loan discount                                                    (1,523)                 --
   Repayment of subordinated debt                                                   --                (640)
   Proceeds from exercise of stock options                                          --                  12
   Proceeds under employee stock purchase plan                                      20                  41
   Financing costs                                                              (4,701)               (132)
   Warrants                                                                      2,094                  --
   Change in outstanding checks, net                                            (2,449)               (373)
                                                                             ---------           ---------
      Net cash provided by financing activities                                 42,983              20,496
                                                                             ---------           ---------
      Net change in cash and cash equivalents                                     (457)               (605)
Cash and cash equivalents at beginning of period                                 2,206               1,901
                                                                             ---------           ---------
Cash and cash equivalents at end of period                                   $   1,749           $   1,296
                                                                             =========           =========

    The accompanying notes are an integral part of the financial statements.

                            Whitehall Jewellers, Inc.
                          Notes to Financial Statements

1. DESCRIPTION OF OPERATIONS

     The financial statements of Whitehall Jewellers, Inc. (the "Company") include the results of the Company's chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 389 stores as of October 31, 2005, located in 38 states, operating in regional and super regional shopping malls.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis for Presentation

     The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Consequently, they do not include all of the disclosures required under accounting principles generally accepted in the United States of America for complete financial statements.

     The unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations in the first nine months of fiscal year 2005 and in the two previous fiscal years. During the second and third quarters of fiscal year 2005, the Company slowed payments to certain vendors and received a temporary extension of payment terms, beyond the stated payment terms, with certain key vendors in order to manage its liquidity needs. On October 3, 2005, the Company signed a securities purchase agreement with funds managed by Prentice Capital Management, L.P. and the Holtzman Opportunity Fund, L.P. (collectively "Prentice") which, if approved by the shareholders of the Company, would bring substantial additional capital to the Company. For information regarding the securities purchase agreement, refer to Note 9 to the financial statements. Should the Company be unable to consummate the transaction contemplated by the securities purchase agreement or other financing alternatives, the Company may be unable to continue as a going concern and, therefore, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 2005 included in the Whitehall Jewellers, Inc. Preliminary Proxy Statement as filed with the SEC on November 14, 2005. References in the following notes to years and quarters are references to fiscal years and fiscal quarters.

Consolidation

     The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conjunction with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Valuation reserves for inventory, accounts receivable, sales returns, deferred tax assets and projections of undiscounted future cash flows used to evaluate the recoverability of long-lived asset carrying values are significant examples of the use of such estimates. Actual results could differ from those estimates.

Restricted Cash

     The restricted cash balance as of October 31, 2005 represented cash that was transferred into an escrow account on October 4, 2005 upon the closing of the Bridge Term Loan Agreement (as defined in Note 8 to the financial statements) and the Term Sheet (as defined in Note 7 to the financial statements). The entire amount of the restricted cash was paid to the participating suppliers during early November 2005 pursuant to the Term Sheet.

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

     Certain of the Company's agreements with merchandise vendors provide credits for co-op advertising calculated as a percentage of net merchandise purchases. The Company adopted Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in fiscal year 2002, which was effective for all arrangements entered into after December 31, 2002. In accordance with EITF 02-16, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification. The Company earned $1,596,000 and $1,473,000 of vendor allowances for advertising for the first nine months of fiscal years 2005 and 2004, respectively. The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company will recognize a lower cost of sales.

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

Warrants

     The Company accounts for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." At the date of issuance, a fair value is ascribed to the warrants based on a valuation using the Black-Scholes model. The value of warrants outstanding at the end of each fiscal quarter is marked to market based on a valuation using the Black-Scholes model. The change in the value of warrants from the previous reporting period is recognized as a component of interest expense.

Advertising and Marketing Expense

     The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit. Advertising expense was $4,558,000 and $4,712,000 for the first nine months of fiscal year 2005 and 2004, respectively.

     Direct-response advertising consists primarily of special offers, flyers and catalogs that, from time to time, include value off coupons for merchandise.

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

     Due to the seasonal nature of its business, the Company tends to generate all or a significant majority of its income in the fourth quarter. In accordance with the guidance in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods - an interpretation of APB Opinion No. 28" ("FIN 18"), the Company's current estimate of the income tax expense associated with the cumulative year-to-date fiscal year 2005 loss and valuation allowance recorded against its deferred tax assets results in an effective income tax rate of 3.5%. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax expense that can be recorded in the interim period. To the extent that results in the fourth quarter are significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and for the full year could vary significantly from that of the first nine months of fiscal year 2005.

     The Company did not record an income tax benefit associated with the pre-tax loss for the three months ended October 31, 2005. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

     The provision for income taxes on income differs from the statutory tax expense computed by applying the federal corporate rate of 34% for the respective three and nine-month periods ended October 31, 2005 and 2004.

                                        Three months ended                    Nine months ended
                               -----------------------------------   -----------------------------------
                               October 31, 2005   October 31, 2004   October 31, 2005   October 31, 2004
                               ----------------   ----------------   ----------------   ----------------
(in thousands)
Income tax benefit computed
   at statutory rate               $(14,570)          $(4,023)           $(23,619)          $(8,091)
State income tax benefit
   net of federal tax effect         (1,859)             (655)             (3,228)           (1,622)
Valuation expense                    16,599               470              30,304               788
Other                                  (170)              683              (1,037)              315
                                   --------           -------            --------           -------
Total income tax expense
   (benefit)                       $     --           $(3,525)           $  2,420           $(8,610)
                                   ========           =======            ========           =======

Stock-Based Compensation

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

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended October 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation:

                                       Three months ended          Nine months ended
                                   -------------------------   -------------------------
                                   October 31,   October 31,   October 31,   October 31,
                                       2005          2004          2005          2004
                                   -----------   -----------   -----------   -----------
                                        (in thousands, except for per share amounts)
Net loss, as reported               $(42,860)      $(8,308)     $(71,889)     $(15,188)
Deduct: Total stock-based
   employee compensation expense
   determined under fair value
   based method, net of related
   tax effects                            18           146           202           439
                                    --------       -------      --------      --------
Pro forma net loss                  $(42,878)      $(8,454)     $(72,091)     $(15,627)
                                    ========       =======      ========      ========
Earnings per share:
   Basic-as reported                $  (3.07)      $ (0.60)     $  (5.15)     $  (1.09)
                                    ========       =======      ========      --------
   Basic-pro forma                  $  (3.07)      $ (0.61)     $  (5.16)     $  (1.12)
                                    ========       =======      ========      ========
   Diluted-as reported              $  (3.07)      $ (0.60)     $  (5.15)     $  (1.09)
                                    ========       =======      ========      ========
   Diluted-pro forma                $  (3.07)      $ (0.61)     $  (5.16)     $  (1.12)
                                    ========       =======      ========      ========

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

Accounting for Guarantees

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."

     The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the year ended January 31, 2003. Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of October 31, 2005; however, reference should be made to
Note 11 to the financial statements with respect to legal contingencies.

3.   ACCOUNTS RECEIVABLE, NET

     As of October 31, 2005, January 31, 2005 and October 31, 2004, accounts receivable consisted of (in thousands):

                                        October 31, 2005   January 31, 2005   October 31, 2004
                                        ----------------   ----------------   ----------------
Accounts receivable                          $2,826             $3,083             $2,311
Less: allowance for doubtful accounts          (350)              (395)              (305)
                                             ------             ------             ------
Accounts receivable, net                     $2,476             $2,688             $2,006
                                             ======             ======             ======

4.   MERCHANDISE INVENTORIES, NET

     As of October 31, 2005, January 31, 2005 and October 31, 2004, merchandise inventories consisted of (in thousands):

                               October 31, 2005   January 31, 2005   October 31, 2004
                               ----------------   ----------------   ----------------
Raw materials                      $  8,549           $  9,796           $ 11,586
Finished goods                      200,354            178,137            195,040
Inventory reserves                  (23,220)            (4,257)            (5,068)
                                   --------           --------           --------
Merchandise inventories, net       $185,683           $183,676           $201,558
                                   ========           ========           ========

     Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Included within inventory reserves are provisions for inventory valuation allowances, shrink, scrap and miscellaneous costs. As described in
Note 5 to the financial statements, the Company is liquidating inventory through store closure sales, and such sales required additional inventory valuation allowances. During the fiscal quarter ended October 31, 2005, the Company recorded a valuation allowance of $17.9 million. The valuation allowance was based upon management's best estimate of the net proceeds to be received from the liquidation of inventory through the store closure sales of not less than 55% of the cost of such inventory. Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management's current estimate.

     As of October 31, 2005, January 31, 2005 and October 31, 2004, consignment inventories held by the Company that were not included in the balance sheets totaled $65,241,000; $82,819,000; and $80,957,000, respectively.

     Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of October 31, 2005, January 31, 2005 and October 31, 2004, the amounts included in inventory were $3,960,000; $3,589,000 and $3,692,000, respectively.

5. IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSURES

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

     During the third quarter of fiscal year 2005, the Company recorded, in accordance with Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" asset held for use model, an impairment charge of $5,933,000. The impairment charge was the result of a plan, as approved by the Company's Board of Directors and announced on November 1, 2005, to close seventy-seven of the Company's retail stores and for the reduction in carrying value of two additional stores which will remain open. The Company currently expects to close the seventy-seven stores by February 2006. The decision to close these stores resulted in an impairment of the respective stores' long-lived assets, as the carrying amount of the respective stores' long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives.

     To assist with the closing of these stores, the Company entered into an agreement during early November 2005 with a third party. This third party is currently liquidating inventory in the seventy-seven closing stores through store closing sales. Pursuant to terms of this agreement, the Company will receive cash proceeds from the liquidating stores of not less than 55% of cost of the merchandise inventory, plus the reimbursement of certain operational expenses. In accordance with this agreement, during November 2005 two standby letters of credit were issued with the third party as the beneficiary in the aggregate amount of $1,700,000. Such standby letters of credit are secured by the Company's Senior Credit Agreement and expire on April 15, 2006. In addition, the Company also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings.

     For the nine months ended October 31, 2005, the Company recorded impairment charges of $9,003,000 compared to none in the prior year period.

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

7. ACCOUNTS PAYABLE

     The current portion of accounts payable includes outstanding checks, which were $1,584,000, $4,033,000 and $3,793,000 as of October 31, 2005, January 31,
2005 and October 31, 2004, respectively.

     During the third quarter of fiscal year 2005, the Company, Prentice Capital and the Banks (as defined in Note 8 to the financial statements) executed a term sheet (the "Term Sheet") with certain trade vendors. Vendors holding over 99% of the Company's aggregate trade debt to inventory suppliers ("Suppliers") executed the Term Sheet. The Term Sheet provides a mechanism for (i) the Company's satisfaction of its current trade debt ("Trade Debt") to participating Suppliers, and (ii) the participating Suppliers' prompt delivery of merchandise to the Company for the upcoming holiday season. Under the provisions of the Term Sheet, the Company will make payments totaling 50% of the Trade Debt at various times up to January 16, 2006. A final payment in the amount of 50% of the Trade Debt, plus accrued interest at 6% from and after January 17, 2006, is required to be made on or about September 30, 2007. The obligations to pay the final 50% of the Trade Debt will be secured by a security interest in substantially all of the Company's assets ranking junior to the interests securing the Senior Credit Agreement, the Bridge Loan Agreement and the Notes. The Term Sheet is subject to and conditioned upon the execution of definitive documentation among the parties.

     In connection with the Term Sheet, the Company reclassified approximately $22,291,000, representing 50% of the aggregate trade debt of the suppliers that executed the Term Sheet, of the trade accounts payable, to non-current accounts payable. The Company will issue notes to the participating suppliers for the non-current portion of accounts payable. Upon the issuance of such notes, the Company will reclassify the non-current accounts payable to trade notes payable.

     Pursuant to the Term Sheet, during early December 2005 a standby letter of credit was issued to a trustee as the beneficiary for the participating Suppliers, to be drawn upon only in the event the Company fails to make timely required payments for sales of consignment goods. The face amount of this letter of credit is $7,000,000 through December 18, 2005. The face amount of the letter of credit increases to $10,000,000 from December 19, 2005 until the date of payment for consignment sales through December 26, 2005. The face amount of the letter of credit is $5,000,000 from December 27, 2005 through January 15, 2006. Such standby letter of credit is secured by the Company's Senior Credit Agreement and expires on January 15, 2006.

8. FINANCING ARRANGEMENTS

     Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement to provide for a total facility of up to $125 million through July 28, 2007. On October 3, 2005, the Company entered into a Waiver, Consent and Fourth Amendment (the "Fourth Amendment") to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the "Senior Credit Agreement") by and among the Company, LaSalle Bank National Association ("LaSalle"), as administrative agent and collateral agent for the banks party thereto ("Banks"), the Banks, Bank of America, N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent. In connection with the Fourth Amendment to the Senior Credit Agreement, the Company incurred $1,533,000 in financing costs, which have been deferred on the Company's balance sheet and amortized over the term of the Senior Credit Agreement and included in interest expense.

     Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140 million (the "Revolving Facility") including an accommodation facility of $15 million (the "Accommodation Facility"), each having a maturity date of October 3, 2008. The Fourth Amendment removes the financial performance covenants and modifies the borrowing base calculation and increases the minimum required availability covenant. The Senior Credit Agreement remains secured by substantially all of the assets of the Company. The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. The Senior Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures.

     As of October 31, 2005, the calculated revolver availability as determined on October 26, 2005, pursuant to the Senior Credit Agreement was $120.9 million. The Company had $93.3 million of outstanding borrowings under the revolving loan facility as of October 31, 2005.

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

     The Company was in compliance with the financial covenants of the Senior Credit Agreement as of October 31, 2005. Should the Company be unable to consummate the transaction contemplated by the securities purchase agreement, as described in Note 9 to the financial statements, the Company would be in default of the Senior Credit Agreement.

     On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the "Bridge Loan Agreement") with PWJ Lending LLC ("PWJ Lending"), an investment fund managed by Prentice Capital Management, L.P. ("Prentice Capital"), and Holtzman Opportunity Fund, L.P. ("Holtzman") (together with any other lenders under such agreement from time to time, the "Lenders"), and PWJ Lending as administrative agent and collateral agent for the Lenders. Under the Bridge Loan Agreement, the Lenders provided a term loan (the "Term Loan") to the Company in the aggregate principal amount of $30,000,000 (the "Commitment Amount"), which bears interest at a fixed rate of 18% per annum, payable monthly, and has a stated maturity date as early as December 30, 2005. The proceeds of the Term Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that was disbursed into a third party escrow account established for the benefit of certain of the Company's trade vendors and to pay fees and expenses associated with the transaction. The Company's obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company's assets which ranks junior in priority to the liens securing the Company's obligations under the Senior Credit Agreement. The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company's Senior Credit Agreement (as amended by the Fourth Amendment). The Company may prepay the Term Loan at any time, provided, however, that if the Term Loan is prepaid with funds from any source other than the proceeds of the Notes (as defined below), then the Company will be required to pay to the Lenders an exit fee of 4% of the Commitment Amount. Under the Bridge Loan Agreement, the Company is required to use the proceeds of a sale of the Notes to retire the Term Loan. While the Lenders may accelerate the obligations of the Company under the Bridge Loan Agreement to be immediately due and payable upon an Event of Default (as defined in the Bridge Loan Agreement), the rights of the Lenders to enforce the obligations are subject to an intercreditor agreement with the holders of debt under the Senior Credit Agreement. In connection with the Bridge Term Loan Agreement, the Company incurred $795,000 in financing costs, which have been deferred on the Company's balance sheet and amortized over the term of the three-month life of the Bridge Term Loan and included in interest expense.

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

     The Warrants are being accounted for in accordance with FASB Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Based on a valuation using the Black-Scholes model, the fair value ascribed to these Warrants, at the date of issuance, was determined to be $0.80 per share for a total value of approximately $2,234,000. The value assigned to the Warrants, constitute a discount to the Bridge Term Loan and will be accreted over the three-month life of the Bridge Term Loan as non-cash interest expense.

     The value of the Warrants outstanding at the end of each fiscal quarter are being marked to market based on a valuation using the Black-Scholes model. As of October 31, 2005, the fair value of these Warrants was determined to be $0.75 per share for a total fair value of approximately $2,094,000. The change in the value of the Warrants as of October 31, 2005 from the time of issuance was recognized as a reduction to interest expense for the three months ended October 31, 2005.

9. SECURITIES PURCHASE AND REGISTRATION RIGHTS AGREEMENTS

     Contemporaneously with the entry into the Bridge Loan Agreement (as described in Note 8 to the financial statements), the Company, PWJ Funding LLC ("PWJ Funding"), another fund affiliated with Prentice Capital, and Holtzman entered into a Securities Purchase Agreement (the "Purchase Agreement," and PWJ Lending, PWJ Funding and Holtzman are collectively referred to herein as "Prentice").

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

10. DILUTIVE SHARES THAT WERE OUTSTANDING DURING THE PERIOD

     The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted earnings per share ("EPS") computations at October 31, 2005 and 2004.

                                       Three months ended    Nine Months Ended
                                      -------------------   -------------------
                                       October    October    October    October
                                      31, 2005   31, 2004   31, 2005   31, 2004
                                      --------   --------   --------   --------
                                                    (in thousands)
Net loss                              $(42,860)  $(8,308)   $(71,889)  $(15,188)

Weighted average shares for
   basic EPS                            13,975    13,948      13,966     13,941

Incremental shares upon
   conversions:
   Stock options                            --        --          --         --

Weighted average shares for
   diluted EPS                          13,975    13,948      13,966     13,941

Stock options and warrants
   excluded from the calculation of
   diluted earnings per share due
   to their antidilutive effect on
   the calculations                      2,159     2,329       2,430      2,319

11.  COMMITMENTS AND CONTINGENCIES

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

     On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, the Company filed a motion to dismiss the consolidated amended complaint. On January 7, 2005, the motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. On June 30, 2005, the Court denied Defendants' motions to dismiss. On July 28, 2005, Defendants filed their Answers to the First Amended Consolidated Complaint. Discovery is ongoing. On September 23, 2005, lead plaintiff filed its motion for class certification. The Company's response to this motion is due January 30, 2006. The plaintiffs' reply is due February 24, 2006. The parties met on November 8, 2005, in an attempt to resolve, through mediation, the 10(b)-5 claims and the below described state and federal derivative claims. Mediation of these matters was unsuccessful.

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

     On July 18, 2005, the Circuit Court of Cook County consolidated the Cusack, Perles and Lynch actions. On August 26, 2005, plaintiffs filed a consolidated amended derivative complaint against certain of the Company's current and former officers and directors and PricewaterhouseCoopers LLP, the Company's outside auditor. On October 3, 2005, defendants, other than PricewaterhouseCoopers LLP, filed their motion to dismiss the consolidated amended derivative complaint based, inter alia, on the failure of plaintiffs to make a pre-suit demand upon the Company's Board of Directors and failure to state a claim.

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

     On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on May 25, 2005. On June 20, 2005, plaintiffs filed a consolidated amended derivative complaint asserting claims for breach of fiduciary duty of good faith, breach of duty of loyalty, unjust enrichment, a derivative Rule 10(b)-5 claim, and a claim against Browne for reimbursement of compensation under Section 304 of the Sarbanes-Oxley Act. On July 15, 2005, defendants moved to stay the consolidated action under the Colorado River doctrine pending the outcome of the state derivative actions. The motion is fully briefed and awaiting decision from the court.

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

     On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company's Board of Directors. On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company. On September 27, 2005, the Company filed an arbitration proceeding, as required under the Beryl Raff employment agreement, seeking damages and to enforce the non-competition provision. On October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company has reached a complete settlement with J.C. Penney and Ms. Raff of all matters arising in connection with Ms. Beryl Raff's employment. The details of the settlement are confidential.

     The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.

12.  RELATED PARTY TRANSACTIONS

     The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are similar to those available to the Company's senior level employees.

13.  SALES BY MERCHANDISE CATEGORY

     The following table sets forth our percentage of total merchandise sales by category for the following periods:

                                   Three Months Ended                    Nine Months Ended
                          -----------------------------------   -----------------------------------
                          October 31, 2005   October 31, 2004   October 31, 2005   October 31, 2004
                          ----------------   ----------------   ----------------   ----------------
Diamonds                        67.8%              69.0%              66.5%              68.2%
Gold                            17.5               13.8               17.9               13.7
Precious/Semi-Precious           9.7               11.8               10.5               13.1
Watches                          5.0                5.4                5.0                5.0
                          ----------------   ----------------   ----------------   ----------------
Total Merchandise Sales        100.0%             100.0%             100.0%             100.0%
                          ================   ================   ================   ================

     Along with our merchandise assortments, we provide jewelry repair services to our customers (sales from which represented 3.0% of net sales in both the three months ended October 31, 2005 and 2004; and 2.9% of net sales in both the nine months ended October 31, 2005 and 2004) and jewelry service plans provided through a third party (sales from which represented 3.3% and 3.2% in the three months ended October 31, 2005 and 2004, respectively; and 3.2% and 3.1% of net sales in the nine months ended October 31, 2005 and 2004, respectively). Jewelry repair services are provided through independent jewelers under contract.

14.  SUBSEQUENT EVENTS

     On November 1, 2005, the Company announced that Robert Baumgardner has been hired as its President and Chief Executive Officer. Mr. Baumgardner joined the Company on November 9, 2005. With the hiring of Mr. Baumgardner, Mr. Levy resigned as interim Chief Executive Officer. Mr. Levy continues to serve on the Company's Board of Directors and was elected Chairman of the Board of Directors on November 10, 2005.

     On November 14, 2005, the Company filed a preliminary proxy statement with the SEC relating to the Company's solicitation of proxies for use at a special meeting of stockholders to be held no later than January 31, 2006. At the special meeting, stockholders will act upon (i) approval of the issuance of shares of the Company's Common Stock pursuant to the terms of the Notes, (ii) approval of an amendment to the Company's certificate of incorporation providing a 1-for-2 reverse stock split of the Company's Capital Stock, and (iii) election of persons designated by Prentice to the Company's Board of Directors. The Company has not yet set a record date nor a date for this special meeting of stockholders. Upon completion of the SEC review process, the Company will file and mail to stockholders a definitive proxy statement.

     On November 29, 2005, Newcastle filed with the SEC a Schedule TO announcing its intention to commence a tender offer to acquire, through JWL Acquisition Corp., a wholly owned subsidiary of Newcastle, all outstanding shares of common stock of the Company.

     On November 29, 2005, Newcastle filed with the SEC a preliminary proxy statement relating to Newcastle's solicitation of proxies in opposition to the proposals relating to a pending financing transaction between the Company and investment funds managed by Prentice Capital Management, L.P. and Holtzman Opportunity Fund, L.P. to be voted on at a special meeting of the Company's stockholders.

     On November 30, 2005, the Company received a letter, dated November 29, 2005, from Steven J. Pully, announcing Mr. Pully's resignation from the Company's Board of Directors, effective November 29, 2005. Mr. Pully is the President of Newcastle.

     On December 5, 2005, Newcastle filed with the SEC a Schedule TO, a Schedule 14A and a Schedule 13D/A announcing that JWL acquisition Corp. had commenced the tender offer.

     On December 5 and 6, 2005, Holtzman and Prentice Capital exercised the Warrants to purchase 2,792,462 shares of the Company's common stock at $0.75 per share. The Company received proceeds from the respective exercises in the aggregate of approximately $2,094,000 and has issued the shares of the common stock to the Holtzman and Prentice Capital.

     On December 7, 2005, the Company announced that its Board of Directors and management are reviewing the financial and other terms of the unsolicited tender offer, a copy of which is filed as an exhibit to the Company's Form 8-K dated December 7, 2005. On or before December 16, 2005, the Board of Directors will advise the Company whether it recommends acceptance or rejection of the tender offer, expresses no opinion and remains neutral toward the tender offer, or is unable to take a position with respect to the tender offer. At such time, the Board of Directors will include the reasons for its position with respect to the tender offer or its inability to take a position.

     PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited financial statements, including the notes thereto. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements included in this Form 10-Q.

Overview

     The Company is a mall-based national retailer of fine jewelry operating 389 stores in 38 states as of October 31, 2005. The Company offers a selection of merchandise in the following categories: diamond, gold, precious and semi-precious jewelry and watches. Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions, which affect disposable consumer income and/or its use.

     For the quarter ended October 31, 2005, the Company recorded a net loss of $42.9 million. The primary contributors to the net loss were a 9.0% decline in comparable store sales for the third quarter of fiscal year 2005; a decrease in the merchandise gross margin rate; a non-cash charge of $17.9 million to record a valuation allowance against merchandise inventory that is currently being liquidated in connection with the closure of seventy-seven of the Company's retail stores and a $5.9 million non-cash charge related to the impairment of long-lived assets recorded under the FAS 144 asset held for use model, primarily furniture, fixtures and leasehold improvements, in the Company's retail stores.

     On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company's Board of Directors. On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company. All transition related compensation paid to Ms. Raff has been subsequently returned to the Company. In addition, all incentive stock options granted to Ms. Raff by the Company have been cancelled. On September 27, 2005, the Company commenced an arbitration proceeding relating to Ms. Raff's employment with the Company seeking damages as well as enforcement of a non-competition agreement. On October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company has reached a complete settlement with J.C. Penney and Ms. Raff of all matters arising in connection with Ms. Beryl Raff's employment. The details of the settlement are confidential.

     On October 11, 2005, the Company's Board of Directors elected Daniel H. Levy to serve as interim Chief Executive Officer, while the Company conducted a search to find a permanent Chief Executive Officer. On October 12, 2005, the Company announced that Lucinda M. Baier resigned as President and Chief Operating Officer.

     On November 1, 2005, the Company announced that Robert Baumgardner has been hired as its President and Chief Executive Officer. Mr. Baumgardner joined the Company on November 9, 2005. With the hiring of Mr. Baumgardner, Mr. Levy resigned as interim Chief Executive Officer. Mr. Levy continues to serve on the Company's Board of Directors and was elected Chairman of the Board of Directors on November 10, 2005.

     The Company entered into a series of transactions on October 3, 2005, designed to significantly improve its financial condition. The Company has entered into agreements ("the Prentice Transaction") with investment funds managed by Prentice Capital Management, L.P. and Holtzman Opportunity Fund, L.P.

(collectively, "Prentice") to provide financing to the Company, as described in Notes 8 and 9 to the financial statements. The first stage of this financing was a $30 million secured bridge loan made to the Company. The agreements also call for the issuance of $50 million of secured convertible notes no- later than January 31, 2006, which is contingent upon shareholder approval. Proceeds of the planned issuance will be used to pay off the bridge loan and provide additional liquidity for operations. Both the bridge loan and the convertible notes are being secured by a lien on substantially all of the Company's assets ranking junior to the liens securing the Company's bank debt. Giving effect to an assumed conversion of the notes, the payment of shares as interest and an exercise of the warrants, Prentice would own 87% of the Company's common stock.

     In addition, the Company, its banks and Prentice have entered into an agreement with key trade vendors who hold more than 99% of the Company's trade debt. This agreement facilitated the purchase of fresh inventory for the holiday season and provide for full payment of all amounts owed, plus interest, to those vendors over time. Also, the Company reached agreement with its banks, LaSalle, Back Bay and Bank of America, to increase the maximum borrowings under its credit facility, depending on borrowing base calculations, by $15 million to $140 million and extended the term of the facility until October 3, 2008.

     The Company has experienced recurring losses from operations in the first nine months of fiscal year 2005 and in the two previous fiscal years. During the second quarter of fiscal year 2005, the Company slowed payments to certain vendors and received a temporary extension of payment terms with certain other vendors in order to manage its liquidity needs. Subsequent to July 31, 2005, the Company has received temporary extension of payment terms, beyond the stated payment terms, with certain of its key merchandise vendors. The Company's ability to continue as a going concern is highly dependent upon the Prentice Transaction being approved by the Company's shareholders. In the event that the Prentice Transaction is not approved there can be no assurance that additional funding, or another liquidity event, will become available to the Company. In that event, the Company would be required to consider other alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code or a liquidation of its assets.

     During the third quarter of fiscal year 2005, the Company recorded, in accordance with Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" asset held for use model, an impairment charge of $5,933,000. The impairment charge was the result of a plan, as approved by the Company's Board of Directors and announced on November 1, 2005, to close seventy-seven of the Company's retail stores and for the reduction in carrying value of two additional stores which will remain open. The Company currently expects to close the seventy-seven stores by February 2006. The decision to close these stores resulted in an impairment of the respective stores' long-lived assets, as the carrying amount of the respective stores' long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives.

     To assist with the closing of these stores, the Company entered into an agreement during early November 2005 with a third party. This third party is currently liquidating inventory in the seventy-seven closing stores through store closing sales. Pursuant to terms of this agreement, the Company will receive cash proceeds from the liquidating stores of not less than 55% of cost of the merchandise inventory, plus the reimbursement of certain operational expenses. During the fiscal quarter ended October 31, 2005, the Company recorded a valuation allowance of $17.9 million in connection with the inventory liquidation. The valuation allowance was based upon management's best estimate of the net proceeds to be received from the liquidation of inventory through the store closures. Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management's current estimate. In accordance with this agreement, during November 2005 two standby letters of credit were issued with the third party as the beneficiary in the aggregate amount of $1,700,000. Such standby letters of credit are secured by the Company's Senior Credit Agreement and expire on April 15, 2006. In addition, the Company also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings.

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

     On November 14, 2005, the Company filed a preliminary proxy statement with the SEC relating to the Company's solicitation of proxies for use at a special meeting of stockholders to be held no later than January 31, 2006. At the special meeting, stockholders will act upon (i) approval of the issuance of shares of the Company's Common Stock pursuant to the terms of the Notes, (ii) approval of an amendment to the Company's certificate of incorporation providing a 1-for-2 reverse stock split of the Company's Capital Stock, and (iii) election of persons designated by Prentice to the Company's Board of Directors. The Company has not yet set a record date nor a date for this special meeting of stockholders. Upon completion of the SEC review process, the Company will file and mail to stockholders a definitive proxy statement.

     On November 29, 2005, Newcastle filed with the SEC a Schedule TO announcing its intention to commence a tender offer to acquire, through JWL Acquisition Corp., a wholly owned subsidiary of Newcastle, all outstanding shares of common stock of the Company.

     On November 29, 2005, Newcastle filed with the SEC a preliminary proxy statement relating to Newcastle's solicitation of proxies in opposition to the proposals relating to a pending financing transaction between the Company and investment funds managed by Prentice Capital Management, L.P. and Holtzman Opportunity Fund, L.P. to be voted on at a special meeting of the Company's stockholders.

     On November 30, 2005, the Company received a letter, dated November 29, 2005, from Steven J. Pully, announcing Mr. Pully's resignation from the Company's Board of Directors, effective November 29, 2005. Mr. Pully is the President of Newcastle.

     On December 5, 2005, Newcastle filed with the SEC a Schedule TO, a Schedule 14A and a Schedule 13D/A announcing that JWL acquisition Corp. had commenced the tender offer.

     On December 5 and 6, 2005, the Holtzman and Prentice Capital exercised the Warrants to purchase 2,792,462 shares of the Company's common stock at $0.75 per share. The Company received proceeds from the respective exercises in the aggregate of approximately $2,094,000 and has issued the shares of the common stock to the Holtzman and Prentice Capital.

     On December 7, 2005, the Company announced that its Board of Directors and management are reviewing the financial and other terms of the unsolicited tender offer, a copy of which is filed as an exhibit to the Company's Form 8-K dated December 7, 2005. On or before December 16, 2005, the Board of Directors will advise the Company whether it recommends acceptance or rejection of the tender offer, expresses no opinion and remains neutral toward the tender offer, or is unable to take a position with respect to the tender offer. At such time, the Board of Directors will include the reasons for its position with respect to the tender offer or its inability to take a position.

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

                                      Three months ended          Nine months ended
                                  -------------------------   -------------------------
                                  October 31,   October 31,   October 31,   October 31,
Percentage of net sales               2005          2004          2005          2004
-----------------------           -----------   -----------   -----------   -----------
Net sales                           100.0%        100.0%        100.0%        100.0%
Cost of sales (including buying
   and occupancy expenses)           74.8          72.3          70.8          68.4
Inventory valuation allowance        30.4            --           9.0            --
Impairment of long-lived assets      10.2            --           4.5            --
                                    -----         -----         -----         -----
   Gross profit (loss)              (15.4)         27.7          15.7          31.6
Selling, general and
   administrative expenses           46.1          42.2          41.6          38.7
Professional fees and other
   charges                            5.0           2.2           2.6           2.8
Impairment of goodwill                 --            --           2.9            --
                                    -----         -----         -----         -----
   Loss from operations             (66.5)        (16.7)        (31.4)         (9.9)
Interest expense                      6.3           2.0           3.6           1.5
                                    -----         -----         -----         -----
   Loss before income taxes         (72.8)        (18.7)        (35.0)        (11.4)
Income tax (benefit) expense           --          (5.6)          1.2          (4.1)
                                    -----         -----         -----         -----
   Net loss                         (72.8%)       (13.1%)       (36.2%)        (7.3%)
                                    -----         -----         -----         -----

Results of Operations for the Three Months Ended October 31, 2005 Compared to the Three Months Ended October 31, 2004

Net Sales

     Net sales for the third quarter of fiscal 2005 decreased $4.4 million, or 7.0%, to $58.9 million from $63.3 million in the third quarter of fiscal 2004. Comparable store sales decreased $5.4 million, or 9.0%, in the third quarter of fiscal 2005 compared to the same period in fiscal year 2004. Additionally, sales decreased by $0.1 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $0.8 million. In addition, net sales increased by $0.3 million primarily due to changes in the provision for sales returns and allowances primarily due to a decrease in sales in the third quarter of fiscal year 2005 as compared to the third quarter of fiscal year 2004. The comparable store sales decrease was primarily due to lower unit sales in the third quarter of fiscal year 2005 in comparison to the prior year period. The total number of merchandise units sold decreased by 22.7% in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 while the average price per item sold increased by approximately 19.5% to $406 in the third quarter of fiscal year 2005 from $340 in the prior year period. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004. The decrease in unit sales in the third quarter of fiscal year 2005 was also attributable to a major initiative launched in July 2004 to accelerate the sale of merchandise which was inconsistent with the Company's branding strategy.

     Credit sales as a percentage of net sales decreased to 45.0% in the third quarter of fiscal year 2005 from 47.5% in the third quarter of fiscal year 2004. The Company opened 2 new stores and closed 1 in the third quarter of fiscal year 2005, and on October 31, 2005 operated 389 stores. As of October 31, 2004, the Company operated 386 stores.

Gross Profit

     Gross profit for the third quarter of fiscal 2005 decreased $26.6 million to a loss of $9.0 million from a profit of $17.6 million in the same period in fiscal 2004. Gross profit as a percentage of net sales decreased to a loss of 15.4% in the third quarter of fiscal year 2005 compared to a profit of 27.7% in the third quarter of fiscal year 2004. The gross profit rate decreased by approximately 3,040 basis points due to a $17.9 million inventory valuation allowance recorded during the third quarter of fiscal year 2005 due to the inventory liquidation sales being conducted through the closing of seventy-seven of the Company's retail stores. The valuation allowance was based upon management's best estimate of the net proceeds to be received from the liquidation of inventory through the store closure sales of not less than 55% of the cost of such inventory. Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management's current estimate. The gross profit rate decreased by approximately 1,010 basis points due to the $5.9 million non-cash charge recorded during the third quarter of fiscal year 2005 related to the impairment of long-lived store fixed assets. In addition, the gross profit rate decreased by approximately 210 basis points due to the de-leveraging of store occupancy, depreciation and buying costs due to the decrease in third quarter fiscal year 2005 sales, and an increase in such costs as compared to the third quarter of fiscal year 2004. Gross margins decreased by approximately 140 basis points primarily due to an increase in the provision for substandard inventories. Also, merchandise gross margins decreased by approximately 130 basis points due to lower margins resulting due in part from increases in diamond and gold prices and changes in merchandise sales mix and promotional offers in comparison to the prior year period. Merchandise gross margins improved by 170 basis points as a result of lower sales on certain discontinued merchandise compared to the prior year period that was partially offset by lower margins due to additional discounts offered on such merchandise.

     The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that, in addition to the items remaining in the Company's clearance program, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $3.5 million with an approximate merchandise cost of $2.4 million in the third quarter of fiscal year 2005. As of October 31, 2005, the Company had approximately $35.8 million, at cost, of such discontinued merchandise inventory. Substantially all of these goods are currently being liquidated through the closing of seventy-seven of the Company's stores, as discussed above.

     The Company continues to review its merchandise inventory presentation and offers discounts to accelerate sales on merchandise that would not be a part of its future merchandise assortment through its ongoing clearance program. Based on currently anticipated selling prices, the Company expects to achieve positive merchandise margins on such merchandise. The Company in future periods may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

Expenses

     Selling, general and administrative expenses, excluding professional fees and other charges, for the third quarter of fiscal 2005 increased $0.4 million, or 1.6%, to $27.1 million from $26.7 million in the third quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 46.1% in the third quarter of fiscal 2005 from 42.2% in the third quarter of fiscal 2004. The increase in selling, general and administrative expenses was primarily related to higher personnel expense ($0.8 million) partially offset by lower credit expense ($0.4 million) and lower advertising expense ($0.1 million). The increase in personnel expense is primarily attributable to an increase in the number of support office positions, higher salary and wage rates, and an increase in medical benefit costs. The decrease in credit expense is primarily due to a shift in the mix of private label credit card promotions that carried a lower discount rate and a decrease in credit card sales partially offset by an increase in the credit card discount rate due to increases in the U.S. prime rate in comparison to the prior year period.

     Professional fees and other charges increased by $1.6 million, or 108.5% to a total of $3.0 million in the third quarter of fiscal 2005 from $1.4 million in the prior year period. This increase is primarily attributable to an increase in professional fees associated with the Prentice Transactions and liquidity matters as well as severance related charges. These increases were partially offset by a decrease in legal fees and charges associated with the consolidated Capital Factors actions and the related United States Attorney and Securities and Exchange Commission (the "SEC") investigations, which were incurred in the year-ago period.

Loss from Operations

     As a result of the factors discussed above, loss from operations was $39.2 million in the third quarter of fiscal 2005 compared to a loss of $10.6 million in the third quarter of fiscal 2004. As a percentage of net sales, loss from operations was 66.5% in the third quarter of fiscal 2005 compared to 16.7% in the third quarter of fiscal 2004.

Interest Expense

     Interest expense increased $2.5 million, or 198.1%, to $3.7 million in the third quarter of fiscal year 2005 from $1.2 million in the prior year period. The increase in interest expense resulted from higher average interest rates associated with Bridge Term Loan and the amendment to the Senior Credit Agreement, higher amortization of deferred loan costs associated with the Bridge Term Loan and the Senior Credit Agreement and increases in the U.S. prime rate as compared with the year-ago period. Also, interest expense increased due to higher average borrowings during the third quarter of fiscal year 2005 as compared to the prior year period. In addition, interest expense increased due to the accretion of the discount to the Bridge Term Loan partially offset by the change in the value of the warrants as of October 31, 2005.

Income Tax Benefit

     The Company did not record an income tax benefit associated with the pre-tax loss for the three months ended October 31, 2005. The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. For the three months ended October 31, 2004, the Company recorded an income tax benefit of $3.5 million. The Company's annual effective income tax rate was 30.6% for fiscal 2004.

Results of Operations for the Nine Months Ended October 31, 2005 Compared to the Nine Months Ended October 31, 2004

Net Sales

     Net sales for the nine months ended October 31, 2005 decreased $10.4 million, or 5.0%, to $198.3 million from $208.7 million in the nine months ended October 31, 2004. Comparable store sales decreased $12.5 million, or 6.2%, in the first nine months of fiscal 2005 from the same period in fiscal 2004. Additionally, sales decreased by $0.7 million due to store closings and stores closed for remodeling for limited periods. These decreases were partially offset by sales from new store openings of $2.2 million. In addition, net sales increased by $0.6 million due primarily to changes in the provision for sales returns and allowances primarily due to a decrease in sales in the first nine months of fiscal year 2005 as compared to the first nine months of fiscal year 2004. The comparable store sales decrease was primarily due to lower unit sales in the first nine months of fiscal year 2005 in comparison to the prior year period. The total number of merchandise units sold decreased by 19.2% in the first nine months of fiscal year 2005 compared to the prior year period while the average price per item sold increased by approximately 17.0% to $354 in the first nine months of fiscal year 2005 from $303 in the prior year period. The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. The decrease in unit sales in the third quarter of fiscal year 2005 was also attributable to a major initiative launched in July 2004 to accelerate the sale of merchandise which was inconsistent with the Company's branding strategy. During the second half of July of last year, sales of such merchandise were instrumental in generating double-digit comparable store sales increases.

     Credit sales as a percentage of net sales decreased to 42.9% in the first nine months of fiscal year 2005 from 43.4% in the first nine months of fiscal year 2004. The Company opened eight new stores and closed one in the first nine months of fiscal year 2005, and on October 31, 2005 operated 389 stores. As of October 31, 2004, the Company operated 386 stores.

Gross Profit

     Gross profit for the first nine months of fiscal 2005 decreased $34.9 million, or 53.0%, to $31.0 million from $65.9 million compared to the same period in fiscal 2004. Gross profit as a percentage of net sales decreased to 15.6% in the first nine months of fiscal year 2005 compared to 31.6% in the first nine months of fiscal year 2004. The gross profit rate decreased by approximately 900 basis points due to a $17.9 million inventory valuation allowance recorded during the third quarter of fiscal year 2005 due to the inventory liquidation sales being conducted through the closing of seventy-seven of the Company's retail stores. The valuation allowance was based upon management's best estimate of the net proceeds to be received from the liquidation of inventory through the store closure sales of not less than 55% of the cost of such inventory. Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management's current estimate. The gross profit rate decreased by approximately 450 basis points due to the $9.0 million non-cash charge recorded during the second and third quarters of fiscal year 2005 related to the impairment of long-lived store fixed assets. The gross profit rate decreased by approximately 150 basis points due the de-leveraging of store occupancy, depreciation and buying costs due to the decrease in sales in the first nine months of fiscal year 2005, and an increase in such costs as compared to the prior year period. Merchandise gross margins declined by approximately 40 basis points resulting primarily from price reductions on certain discontinued merchandise and by approximately 40 basis points resulting from increases in diamond and gold prices and changes in merchandise sales mix and promotional offers in comparison to the prior year period. In addition, the gross profit rate decreased by approximately 10 basis points due to lower vendor discounts and allowances recognized during the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004. A decrease in the gross profit rate which was primarily the result of an increase in the provision recorded for substandard inventories during the third quarter of fiscal year 2005 was offset by deceases in the provision recorded for inventory losses during the first six months of fiscal year 2005.

     The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation. During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that, in addition to the items remaining in the Company's clearance program, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation. Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise. Sales of these items totaled approximately $15.8 million with an approximate merchandise cost of $10.5 million in the first nine months of fiscal year 2005. In addition, the Company has reduced such discontinued merchandise by approximately $2.4 million due in part to vendor returns during the first nine months of fiscal year 2005. As of October 31, 2005, the Company had approximately $35.8 million, at cost, of such discontinued merchandise inventory. Substantially all of these goods are currently being liquidated through the closing of seventy-seven of the Company's stores, as discussed above.

     The Company continues to review its merchandise inventory presentation and offers discounts to accelerate sales on merchandise that would not be a part of its future merchandise assortment through its ongoing clearance program. Based on currently anticipated selling prices, the Company expects to achieve positive merchandise margins on such merchandise. The Company in future periods may consider alternative methods of disposition for this inventory. Such alternatives may result in additional valuation allowances.

Expenses

     Selling, general and administrative expenses, excluding professional fees and other charges, for the first nine months of fiscal 2005 increased $1.6 million, or 2.1%, to $82.4 million from $80.8 million for the first nine months of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 41.6% in the first nine months of fiscal 2005 from 38.7% in the first nine months of fiscal 2004. The dollar increase was primarily related higher personnel expense ($2.6 million) which was partially offset by lower credit expense ($0.8 million). The increase in personnel expenses is primarily attributable to an increase in the number of support office positions, higher salary and wage rates, an increase in medical benefit costs and an increase in the number of stores. The decrease in credit expense is primarily due to a shift in the mix of private label credit card promotions that carried a lower discount rate and a decrease in credit card sales partially offset by an increase in the credit card discount rate due to increases in the U.S. prime rate in comparison to the prior year period.

     Professional fees and other charges decreased by $0.5 million, or 9.0%, to a total of $5.2 million in the first nine months of fiscal 2005 from $5.7 million in the prior year period, primarily attributable to the decrease in legal fees and charges associated with the consolidated Capital Factors actions and the related United States Attorney and SEC investigations partially offset by higher professional fees associated with the Prentice Transactions and the Company's liquidity matters and severance related charges.

Loss from Operations

     As a result of the factors discussed above, loss from operations was $62.4 million in the first nine months of fiscal 2005 compared to a loss of $20.6 million in the first nine months of fiscal 2004. As a percentage of net sales, loss from operations was 31.4% in the first nine months of fiscal 2005 as compared to 9.9% in the prior year period.

Interest Expense

     Interest expense increased $3.9 million, or 119.6%, to $7.1 million in the first nine months of fiscal year 2005 from $3.2 million in the prior year period. The increase in interest expense resulted from higher average interest rates associated with Bridge Term Loan, the amendment to the Senior Credit Agreement, higher amortization of deferred loan costs associated with the Bridge Term Loan and the Senior Credit Agreement and increases in the U.S. prime rate as compared with the year-ago period. Also, interest expense increased due to higher average borrowings during the first nine months of fiscal year 2005 as compared to the prior year period. In addition, interest expense increased due to the accretion of the discount to the Bridge Term Loan partially offset by the change in the value of the warrants as of October 31, 2005.

Income Tax Benefit

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

     Income tax expense was $2.4 million in the first nine months of fiscal 2005 compared to an income tax benefit of $8.6 million in the first nine months of fiscal 2004. In accordance with the guidance in FIN 18, the Company's current estimate of the income tax expense associated with the cumulative year-to-date fiscal year 2005 loss and valuation allowance recorded against its deferred tax assets results in an effective income tax rate of 3.5%. Based on the current facts and circumstances, the provisions of FIN 18 effectively limit the amount of income tax expense that can be recorded in the interim period. To the extent that results in the fourth quarter are significantly more or less than expected, the Company's effective income tax rate for the fourth quarter and for the full year could vary significantly from that of the first nine months of fiscal year 2005. The Company's annual effective income tax rate was 30.6% for fiscal year 2004.

Liquidity and Capital Resources

     The Company's cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company's new stores and seasonal working capital needs. The Company's primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Company's Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated July 29, 2003 (the "Senior Credit Agreement"), as amended effective October 3, 2005. As of October 31, 2005, the calculated revolver availability as determined on October 26, 2005, pursuant to the Senior Credit Agreement, was $120.9 million. The Company had $93.3 million of outstanding borrowings under the revolving loan facility as of October 31, 2005.

     As of October 31, 2005, the Company maintained standby letters of credit in the aggregate of $4,780,000 issued to various third parties as beneficiaries pursuant to contracts entered into in the normal course of business. Such standby letters of credit are secured by the Company's Senior Credit Agreement and reduce the calculated revolver availability pursuant to the Senior Credit Agreement.

     During November 2005 two standby letters of credit were issued with this third party as the beneficiary in the aggregate amount of $1,700,000, in accordance with the third party agreement that the Company entered into to assist it with the closing of seventy-seven stores and related inventory liquidation. Such standby letters of credit are secured by the Company's Senior Credit Agreement and expire on April 15, 2006.

     Pursuant to the Term Sheet (as defined below), during early December 2005 a standby letter of credit was issued to a trustee as the beneficiary for the participating Suppliers, to be drawn upon only in the event the Company fails to make timely required payments for sales of consignment goods. The face amount of this letter of credit is $7,000,000 through December 18, 2005. The face amount of the letter of credit increases to $10,000,000 from December 19, 2005 until the date of payment for consignment sales through December 26, 2005. The face amount of the letter of credit is $5,000,000 from December 27, 2005 through January 15, 2006. Such standby letter of credit is secured by the Company's Senior Credit Agreement and expires on January 15, 2006.

     The Company's inventory levels and working capital requirements have historically been highest in advance of the Christmas season. The Company has funded these seasonal working capital needs through borrowings under the Company's revolver and increases in trade payables and accrued expenses. During the second and third quarters of fiscal year 2005, the Company slowed payments to certain vendors and received a temporary extension of payment terms, beyond the stated payment terms, with certain key vendors in order to manage its liquidity needs.

     A net loss of $71.9 million and increases in merchandise inventories ($2.0 million) and other current assets ($2.2 million) were partially offset by depreciation and amortization ($9.6 million), impairment of long-lived assets ($9.0 million) impairment of goodwill ($5.7 million) and increases in accounts payable ($10.9 million), accrued payroll ($1.5 million) and other accrued expenses and credits ($1.1 million) and decreases in deferred income taxes ($3.2 million) and current income tax benefit ($3.7 million) and the receipt of a $2.0 million contract sign-on bonus related to the renewal of the Company's private label credit card contract.

     The increase in merchandise inventories was attributable to the purchase of goods previously held on consignment and increased purchasing activity related to new merchandise assortments partially offset by an inventory valuation allowance of $17.9 million recorded during the third quarter of fiscal year 2005 in connection with the inventory liquidation through store closure sales. The increase in accounts payable was due in part to increased purchasing activity as well as slowing payments to vendors in order to manage liquidity.

     Cash used in investing activities included the funding of an escrow cash account ($10.5 million) pursuant to the Term Sheet (as defined in Note 7) and the funding of capital expenditures of $3.9 million, related primarily to the opening of 8 new stores during the first nine months of fiscal year 2005, compared to $3.8 million used for capital expenditures primarily related to the opening of 6 new stores during the first nine months of 2004.

     The Company generated cash from financing activities in the first nine months of fiscal 2005 through proceeds from the Bridge Term Loan ($30.0 million) and increases in its revolver borrowing ($19.5 million) and outstanding checks

($2.4 million). The Company paid financing costs ($4.7 million) associated with the amendment to the Senior Credit Agreement, Bridge Term Loan and the Notes.

     On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the "Bridge Loan Agreement") with PWJ Lending LLC ("PWJ Lending"), an investment fund managed by Prentice Capital Management, L.P. ("Prentice Capital"), and Holtzman Opportunity Fund, L.P. ("Holtzman") (together with any other lenders under such agreement from time to time, the "Lenders"), and PWJ Lending as administrative agent and collateral agent for the Lenders. Under the Bridge Loan Agreement, the Lenders provided a term loan (the "Term Loan") to the Company in the aggregate principal amount of $30,000,000 (the "Commitment Amount"), which bears interest at a fixed rate of 18% per annum, payable monthly, and has a stated maturity date as early as December 30, 2005. The proceeds of the Term Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that was disbursed into a third party escrow account established for the benefit of certain of the Company's trade vendors and to pay fees and expenses associated with the transaction. The Company's obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company's assets which ranks junior in priority to the liens securing the Company's obligations under the Senior Credit Agreement. The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company's Senior Credit Agreement (as amended by the Fourth Amendment). The Company may prepay the Term Loan at any time, provided, however, that if the Term Loan is prepaid with funds from any source other than the proceeds of the Notes (as defined below), then the Company will be required to pay to the Lenders an exit fee of 4% of the Commitment Amount. Under the Bridge Loan Agreement, the Company is required to use the proceeds of a sale of the Notes to retire the Term Loan. While the Lenders may accelerate the obligations of the Company under the Bridge Loan Agreement to be immediately due and payable upon an Event of Default, the rights of the Lenders to enforce the obligations are subject to an intercreditor agreement with the holders of debt under the Senior Credit Agreement.

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

     The Warrants are being accounted for in accordance with FASB Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Based on a valuation using the Black-Scholes model, the fair value ascribed to these Warrants was determined to be $0.80 per share for a total value of approximately $2,234,000. The value assigned to the Warrants constitutes a discount to the Bridge Term Loan and will be accreted over the three-month life of the Bridge Term Loan as non-cash interest expense.

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

     Under the Purchase Agreement, the Company may not solicit offers, inquiries or proposals or conduct negotiations with any third parties regarding a transaction that involves debt or equity fundraising or that would otherwise be done in lieu of the transaction with Prentice, subject to the Company's board of directors fulfilling its fiduciary duties to the Company's shareholders and creditors. The Company may terminate the Purchase Agreement under certain circumstances in order to accept a superior proposal.

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

     Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140,000,000 (the "Revolving Facility") including an accommodation facility of $15,000,000 (the "Accommodation Facility"), each having a maturity date of October 3, 2008. The Fourth Amendment removes the financial performance covenants and modifies the borrowing base calculation and increases the minimum required availability covenant. The Senior Credit Agreement remains secured by substantially all of the assets of the Company. The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings. Borrowings under the Revolving Facility shall bear interest at the option of the Company (i) at the LIBOR rate plus 250 basis points, or
(ii) at the lesser of (a) LaSalle Bank, National Association's prime rate and
(b) the federal funds effective rate plus 50 basis points (such lesser rate, the "Base Rate"). Borrowings under the Accommodation Facility bear interest at the Base Rate plus 800 basis points. The Company may prepay without penalty and reborrow under the Revolving Facility. The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid. The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default. The Company intends to use the proceeds for working capital needs, fees and costs associated with the Bridge Loan Agreement and the proposed Note conversion and for general corporate purposes.

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

     The Company was in compliance with the financial covenants of the amended Credit Agreement as of October 31, 2005. The Company's business is highly seasonal, and historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a significant majority of the income generated during the fiscal year. If an event of default occurs pursuant to the Credit Agreement, the Company may be required to negotiate relief with its lenders or to seek new financing. There is no assurance that new financing arrangements would be available on acceptable terms or at all. If the existing lenders were to cease funding under the revolving loan facility or require immediate repayment and if the Company were not able to arrange new financing on acceptable terms, this would have a material adverse effect on the Company, which could affect the underlying valuation of its assets and liabilities.

     Subject to the Prentice Transaction being approved by the Company's Shareholders, the contingencies identified in Note 11 to the financial statements and the matters described in the Risk Factors section and those identified in Forward-Looking Statements, management expects that cash flow from operating activities and funds available under the Company's revolving loan facilities should be sufficient to support the Company's operations. In the event that the Prentice Transaction is not approved there can be no assurance that additional funding, or another liquidity event, will become available to the Company. In that event, the Company would be required to consider other alternatives, including a reorganization under Chapter 11 of the U.S. bankruptcy code or a liquidation of its assets.

     The Company is involved in certain putative class action claims and derivative suits as described in Note 11 to the financial statements. The Company intends to contest vigorously the putative class actions and the shareholder derivative suits and exercise all of its available rights and remedies. Given that these cases are in their early stages and may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any. While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company's results of operations, financial condition and/or liquidity.

Contractual Obligations and Contingencies

     The following summarizes the Company's contractual obligations at October 31, 2005:

                             PAYMENTS DUE BY PERIOD

                                Less than     1 - 3      4 - 5    More than
                       Total      1 year      years      years     5 years
                     --------   ---------   --------   --------   ---------
(in thousands)
Revolver loans       $ 93,335    $    --    $ 93,335    $    --    $    --
Standby letters of
   credit               4,780      4,780          --         --         --
Bridge term loan       30,000     30,000          --         --         --
Accounts payable,
   non-current         22,291         --      22,291         --         --
Operating leases      169,206     30,649      79,429     32,614     26,514
                     --------    -------    --------    -------    -------
Total contractual
   obligations       $319,612    $65,429    $195,055    $32,614    $26,514
                     --------    -------    --------    -------    -------

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

Warrants

     The Company accounts for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." At the date of issuance, a fair value is ascribed to the warrants based on a valuation using the

Black-Scholes model. The change in the value of warrants from the previous reporting period is recognized as a component of interest expense.

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

ACCOUNTING FOR RENTAL COSTS INCURRED DURING CONSTRUCTION

In October 2005, the FASB issued FASB Staff Position No. FAS 13-1 ("FSP FAS No. 13-1"), which will require companies to expense rental costs associated with operating leases that are incurred during the construction period. The effective date of FSP FAS No. 13-1 is reporting periods beginning after December 15, 2005. Currently, the Company capitalizes rent incurred during the construction period of a retail store as a leasehold improvement.

     Upon the adoption of FSP FAS No. 13-1, the Company will expense operating lease rental costs during the construction period as lease expense.

ISSUER'S ACCOUNTING UNDER FASB STATEMENT NO. 150 FOR FREESTANDING WARRANTS AND OTHER SIMILAR INSTRUMENTS ON SHARES THAT ARE REDEEMABLE

In June 2005, the FASB issued FASB Staff Position No. FAS 150-5 ("FSP FAS No. 150-5"). FAS No. 150-5 clarifies that warrants on redeemable shares are within the scope of SFAS 150, regardless of the location of the redemption feature, the likelihood of redemption, or the timing and amount of the redemption feature. FSP FAS No. 150-5 shall be applied to the first reporting period beginning after June 30, 2005. The Company has applied the guidance of FSP FAS No. 150-5 in connection with the Warrants that were issued during October 2005.

Transactions with Affiliates and Related Parties

     The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are similar to those available to the Company's senior level employees.

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

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officer liability insurance policy that, under certain circumstances, enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these obligations as of October 31, 2005, however, reference should be made to Note 11 to the financial statements with respect to legal contingencies.

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

     We recorded net losses in fiscal year 2003, fiscal year 2004 and the first nine months of fiscal year 2005. Comparable store sales also have decreased in fiscal year 2003, fiscal year 2004 and the first nine months of fiscal year 2005. We expect to have declines in comparable store sales through at least the balance of fiscal year 2005. It is likely that we will continue to have net losses through at least fiscal year 2006. There is no assurance that we will not continue to incur substantial losses and declines in comparable store sales in the future.

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

OUR CURRENT LEVELS OF DEBT COULD IMPACT OUR OPERATIONS IN THE FUTURE.

     As of October 31, 2005, we had approximately $144.1 million of outstanding debt constituting approximately 76.5% of our total debt and stockholders' equity. Our debt levels fluctuate from time to time based on seasonal working capital needs.

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

OUR BUSINESS IS PARTICULARLY SUSCEPTIBLE TO FLUCTUATIONS IN GEM AND GOLD PRICES.

     Our Company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones. During fiscal 2004, diamonds, gold, precious and semi-precious jewelry accounted for approximately 94.3% of our net merchandise sales. A significant change in prices or in the availability of diamonds, gold or other precious and semi-precious metals and stones could have a material adverse effect on our results of operations or financial condition. In recent periods, we have experienced large increases in diamond prices which we expect to continue to increase our overall costs, adversely affecting our results of operations. There appears to be increasing consumer acceptance of diamond substitutes and, as a result, there may be less consumer willingness to pay higher diamond prices. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization, a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa (the "CSO"). The CSO has traditionally controlled the marketing of the substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the CSO and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole. Higher priced jewelry items, such as the higher price point merchandise that we have emphasized in recent periods, tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

WE ARE FACED WITH SECURITIES LITIGATION, SHAREHOLDER DERIVATIVE LITIGATION AND OTHER PROCEEDINGS WHICH COULD BE MATERIAL AND WE ARE SUBJECT TO RESTRICTIONS SET FORTH IN A NON-PROSECUTION AGREEMENT.

     We are defendants in securities litigation, shareholder derivative litigation and other proceedings. See Note 11 to the financial statements. There is no assurance that these proceedings will not result in material expense to us and the handling of these actions requires significant attention from our management team. In addition, in connection with the Capital Factors litigation, we entered into a non-prosecution agreement with the United States Attorney's Office for the Eastern District of New York. The non-prosecution agreement contains certain conditions, including our continued compliance with applicable laws. If we were to fail to meet the conditions contained in the non-prosecution agreement we could face criminal prosecution.

WE MAY HAVE TO TAKE ADDITIONAL ACCOUNTING CHARGES ON OUR FINANCIAL STATEMENTS.

     We include as assets on our financial statements leasehold improvements, furniture, fixtures, inventory, and other items that are subject to impairment charges under generally accepted accounting principles if the net book values of such items on our financial statements exceed their fair market values. For the nine months ended October 31, 2005, we recorded a non-cash impairment charge of $9.0 million relating to long-lived assets, primarily furniture, fixtures and leasehold improvements at thirty-one of the Company's retail stores. This impairment charge had the effect of reducing our earnings for the nine months ended October 31, 2005. There can be no assurance that we will not take additional impairment charges in the future as a result of additional store closings, other restructurings, other impairments or the valuation of other assets.

THE COSTS ASSOCIATED WITH OUR STORE-CLOSING PROGRAM MAY BE MATERIAL.

     During the third quarter of fiscal year 2005, the Company recorded, in accordance with Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" asset held for use model, an impairment charge of $5,933,000. The impairment charge was the result of a plan, as approved by the Company's Board of Directors and announced on November 1, 2005, to close seventy-seven of the Company's retail stores and for the reduction in carrying value of two additional stores which will continue to remain open. The Company currently expects to close the seventy-seven stores by February 2006. The decision to close these stores resulted in an impairment of the respective stores' long-lived assets, as the carrying amount of the respective stores' long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives.

     To assist with the closing of these stores, the Company entered into an agreement during early November 2005 with a third party. This third party is currently liquidating inventory in the seventy-seven closing stores through store closing sales. Pursuant to terms of this agreement, the Company will receive cash proceeds from the liquidating stores of not less than 55% of cost of the merchandise inventory, plus the reimbursement of certain operational expenses. During the fiscal quarter ended October 31, 2005, the Company recorded a valuation allowance of $17.9 million in connection with the liquidation of such inventory. Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management's current estimate. In addition, the Company also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings.

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

     We are also subject to Section 203 of the Delaware General Corporation Law which, in general, imposes restrictions upon certain acquirors (including their affiliates and associates) of 15% or more of our common stock. In connection with the rights offering, our board of directors took action to provide that shareholders who exceed the 15% threshold solely as a result of their acquisition of shares of common stock in the rights offering are not deemed to be "interested stockholders" for purposes of Section 203. We also have entered into severance agreements with our senior executives, which could increase the cost of any potential acquisition of us.

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

Item 4. Controls and Procedures

     The Company's management, with the participation of its Chief Executive Officer and its Chief Financial Officer, have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint. On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action. On August 2, 2004, the Company filed a motion to dismiss the consolidated amended complaint. On January 7, 2005, the motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005. On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint. On March 2, 2005, the Company filed a motion to dismiss the amended complaint. On June 30, 2005, the Court denied Defendants' motions to dismiss. On July 28, 2005, Defendants filed their Answers to the First Amended Consolidated

Complaint. Discovery is ongoing. On September 23, 2005, lead plaintiff filed its motion for class certification. The Company's response to this motion is due January 30, 2006. The plaintiffs' reply is due February 24, 2006. The met on November 8, 2005 in an attempt to resolve, through mediation, the 10(b)-5 claims and the below described state and federal derivative claims. Mediation of these matters was unsuccessful.

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

     On July 18, 2005, the Circuit Court of Cook County consolidated the Cusack, Perles and Lynch actions. On August 26, 2005, plaintiffs filed a consolidated amended derivative complaint against certain of the Company's current and former officers and directors and PricewaterhouseCoopers LLP, the Company's outside auditor. On October 3, 2005, defendants, other than PricewaterhouseCoopers LLP, filed their motion to dismiss the consolidated amended derivative complaint based, inter alia, on the failure of plaintiffs to make a pre-suit demand upon the Company's Board of Directors and failure to state a claim.

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

     On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company's officers and directors. The complaint asserts a claim for breach of fiduciary duty. The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints discussed above. On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on May 25, 2005. On June 20, 2005, plaintiffs filed a consolidated amended derivative complaint asserting claims for breach of fiduciary duty of good faith, breach of duty of loyalty, unjust enrichment, a derivative Rule 10(b)-5 claim, and a claim against Browne for reimbursement of compensation under Section 304 of the Sarbanes-Oxley Act. On July 15, 2005, defendants moved to stay the consolidated action under the Colorado River doctrine pending the outcome of the state derivative actions. The motion is fully briefed and awaiting decision from the court.

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

     On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company's Board of Directors. On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company. On September 27, 2005, the Company filed an arbitration proceeding, as required under the Beryl Raff employment agreement, seeking damages and to enforce the non-competition provision. On October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff's employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff's employment. The Company has reached a complete settlement with J.C. Penney and Ms. Raff of all matters arising in connection with Ms. Beryl Raff's employment. The details of the settlement are confidential.

     The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business. Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company's results of operations or financial condition.

Item 6 - Exhibits

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

                                        WHITEHALL JEWELLERS, INC.
                                        (Registrant)


Date: December 9, 2005                  By: /s/ John R. Desjardins
                                            ------------------------------------
                                            John R. Desjardins
                                            Executive Vice President -
                                            Chief Financial Officer and
                                            Treasurer
                                            (duly authorized officer and
                                            principal financial officer)