Form 10-K
period 2006-01-31
WHITEHALL JEWELLERS INC
filed 2006-04-17
CIK 868984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2006

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

Commission file number 1-15615

WHITEHALL JEWELLERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	36-1433610
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

155 N. WACKER DR., STE. 500, CHICAGO, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 782-6800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 Per Share, Including
Associated Preferred Stock Purchase Rights
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2005 was $89,827,857 based on the closing price of $6.90 of the registrant’s common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of March 31, 2006:  16,768,947
Number of shares of Class B Common Stock outstanding as of March 31, 2006:  142

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

          This report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and information relating to Whitehall Jewellers, Inc. (the “Company,” “we,” or “us”) that are based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to management, including statements related to the markets for the Company’s products, general trends and trends in the Company’s operations or financial results, plans, expectations, estimates and beliefs. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “opinion,” “will” and similar expressions and their variants, as they relate to the Company or the Company’s management, may identify forward-looking statements. Such statements reflect  the Company’s judgment as of the date of this report with respect to future events, the outcome of which is subject to certain risks, including the factors described herein, which may have a significant impact on the Company’s business, operating results or financial condition. You are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The Company undertakes no obligation to update forward-looking statements.

          The following factors, among others, may impact forward-looking statements contained in this report: (1) five different Chief Executive Officers in the Company’s fiscal year ended January 31, 2006 (“fiscal 2005” or “fiscal year 2005”); (2) major changes in the Company’s bank loan facilities; (3) the infusion of $30 million from affiliates of Prentice Capital Management, LP (“Prentice”) and Holtzman Opportunity Fund, L.P. (“Holtzman”) in October 2005 (with an additional $20 million in February 2006); (4) the recent closing of numerous retail store locations; (5) net losses totaling $84.4 million for fiscal 2005; (6) the recent change in control of the Company; (7) the Company’s current efforts to test and evaluate different means to increase sales and return to profitability through new store formats, different merchandise strategies, consumer credit tests and other operational and organizational changes; (8) the Company’s ability to execute its business strategy and its continued net losses and declines in comparable store sales; (9) the Company’s ability to manage its liquidity and to obtain adequate financing on acceptable terms and the effect on the Company if an event of default were to occur under any of the Company’s financing arrangements; (10) the Company’s ability to operate as a going concern; (11) a change in economic conditions or the financial markets which negatively impacts the retail sales environment and reduces discretionary spending on goods such as jewelry; (12) reduced levels of mall traffic caused by economic or other factors; (13) increased competition from specialty jewelry retail stores, the Internet and mass merchant discount stores which may adversely impact the Company’s sales and gross margin; (14) the high degree of fourth quarter seasonality of the Company’s business and the impact on the Company’s sales, profitability and liquidity; (15) the extent and success of the Company’s merchandising, marketing and/or promotional programs; (16) personnel costs and the extent to which the Company is able to retain and attract key personnel and disruptions caused by the loss of key personnel; (17) the availability, terms and cost of consumer credit; (18) relationships with suppliers, including the timely delivery to the Company of appropriate merchandise on acceptable payment, delivery and other terms; (19) the Company’s ability to maintain adequate information systems, capacity and infrastructure; (20) the Company’s leverage and cost of funds and changes in interest rates that may increase financing costs; (21) developments relating to the Agreement and Plan of Merger made and entered into as of February 1, 2006 by and among the Company, Prentice, Holtzman, WJ Holding Corp. (“Holdco”) and WJ Acquisition Corp. (the “Purchaser”) (the “Merger Agreement”) and the related transactions, including the impact of any adverse developments with respect to such matters, that may require the Company to seek new financing, for which there can be no assurance of availability on acceptable terms or at all; (22) the lease termination and other expenses that the Company will incur in connection with closing stores and the revenues the Company achieves in the liquidation of the inventories of these stores and associated inventory valuation allowances taken; (23) the Company’s ability to maintain adequate loss prevention measures, especially in connection with stores to be closed; (24) fluctuations in raw material prices, including diamond, gem and gold prices; (25) the impact of current or future price reductions on margins and resulting valuation allowances taken on certain merchandise inventory identified from time to time as items which would not be part of the Company’s future merchandise presentation as well as alternative methods of disposition of this merchandise inventory and resulting valuation allowances taken; (26) developments relating to the litigation matters described herein, including the Capital Factors, Inc. (“Capital Factors”) actions, the non-prosecution agreement entered into with the United States Attorney’s Office, the investigation by the Securities and Exchange Commission (the “SEC”), and stockholder and other civil litigation, including the impact of such developments on the Company’s results of operations and financial condition and relationship with the Company’s lenders or with the Company’s vendors; (27) regulation affecting the industry generally, including regulation of marketing practices; and (28) the risk factors identified in this report under “Item 1A. Risk Factors” and from time to time in the Company’s other filings with the SEC.

PART I

ITEM 1.	BUSINESS

The Company

          Founded in 1895, Whitehall Jewellers, Inc. is a national specialty retailer of fine jewelry offering a selection of merchandise in the following categories:  diamonds, gold, precious and semi-precious jewelry and watches.  As of March 31, 2006, the Company operated 330 stores in 38 states.  The Company operates stores in regional and super regional shopping malls under the names Whitehall® Co. Jewellers, Lundstrom® Jewelers and Marks Bros.™ Jewelers.

          The Company has experienced a number of changes during the last fiscal year, including, but not limited to, the following: five different Chief Executive Officers; major changes in its bank loan facilities; the infusion of $30 million from affiliates of Prentice and Holtzman in October 2005 (with an additional $20 million in February 2006); the recent closing of numerous retail store locations; and net losses totaling $84.4 million.  As of March 15, 2006, the Company has been governed by a Board of Directors controlled by the Prentice/Holtzman group.  In connection with these changes, the Company is testing and evaluating different means to increase sales and return to profitability through new store formats, different merchandise strategies, consumer credit tests and other operational and organizational changes.

          As previously disclosed, on March 27, 2006, PricewaterhouseCoopers LLP, the independent registered public accounting firm for the Company, informed the Company and the Audit Committee of the Company’s Board of Directors that it will resign upon the completion of PricewaterhouseCoopers LLP’s audit procedures regarding the financial statements of the Company as of and for the fiscal year ended January 31, 2006 and this Annual Report on Form 10-K.  The Audit Committee has not yet engaged a new independent registered public accountant.

          In addition, in the near term the Company plans to call a Special Meeting of Stockholders at which stockholders of the Company will be asked to consider and vote upon the adoption of the Merger Agreement.  The merger pursuant to the Merger Agreement (the “Merger”) is the second and final step in the acquisition of the Company by Holtzman and Prentice.  The first step was a tender offer (the “Offer”) by Purchaser for all of the Company’s outstanding common stock at a price of $1.60 per share.  Prentice and Holtzman, together with their affiliates, were the largest stockholders of the Company prior to the Offer, owning, in the aggregate, 4,283,795 shares of common stock, representing beneficial ownership (or deemed beneficial ownership) of approximately 25.6% of the common stock outstanding and approximately the same percentage of the aggregate voting power in the Company. Following the Offer, the tendered common stock, together with the common stock already owned by Prentice, Holtzman and their respective affiliates, represent approximately 75.8% of the Company’s outstanding common stock and approximately the same percentage of the aggregate voting power in the Company.  In accordance with the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company with the Company continuing as the surviving corporation.  Holtzman and Prentice and their respective affiliates own a sufficient number of shares of common stock to assure adoption of the Merger Agreement at the Special Meeting of Stockholders and they are required by the Merger Agreement to vote all of their shares of common stock in favor of adoption of the Merger Agreement.  As a result, the Merger Agreement will be adopted even if no stockholders other than Holtzman and Prentice and their respective affiliates vote to adopt it.  As a result of the Merger, the Company will become a wholly-owned subsidiary of Holdco and the public will not have any continuing equity interest in, and will not share in future earnings, dividends or growth, if any, of the Company.

Store Closings

          On November 1, 2005, the Company announced plans to close 77 of its retail stores and liquidate inventory through store closure sales.  As a result, the Company recorded an impairment charge of approximately $8.4 million and an inventory valuation allowance of $19.9 million during fiscal year 2005.  The decision to close these stores resulted in an impairment of the respective stores’ long-lived assets, as the carrying amount of the respective stores’ long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives.

          In accordance with FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company has recorded estimates of exit or disposal related expenses, including lease terminations, personnel costs and other expenses, associated with the planned store closures.  Such expenses have been recorded in the fiscal year ended January 31, 2006, totaling $3.7 million.  At this time, no definitive agreements with landlords have been reached.  Since definitive agreements have not been reached, the Company has received numerous notices of default for stores closed to date.

Operating Strategies

          The principal elements of the Company’s current operating strategy are as follows:

           Small, Flexible Store Format.  The Company’s average store size has been approximately 881 square feet and the store layouts adapt to various sizes and configurations.  The Company’s stores are typically located in high visibility mall locations.  The stores’ open, attractive design appeals to customers, while facilitating foot traffic and enhancing sales opportunities for the Company.  Furthermore, the stores’ small, flexible format and sales per square foot productivity are desirable to mall owners.

          Brand Imaging.  The Company reinforces the image of its store brand names, Whitehall Co. Jewellers and Lundstrom Jewelers, through merchandise selection and price points, marketing and promotions.  Whitehall Co. Jewellers is the Company’s primary trademark.  Having two brands has allowed the Company to enter a given mall with multiple locations, leverage its infrastructure within a given region and increase the number of potential store sites available to the Company.

          Merchandising.  The Company offers a selection of merchandise in the following categories:  diamonds, gold, precious and semi-precious jewelry and watches.  Within these categories, the Company augments its selection with consignment merchandise.  In recent periods, the Company has emphasized higher price point merchandise.  For example, in fiscal 2005 more than 32% of the Company’s overall sales resulted from purchases of items priced at or above $1,500.  The Company carries a limited selection of watches in most stores and virtually no costume jewelry or non-jewelry gift merchandise.

          Sales-Orientated Store Personnel.  The Company believes that the quality of its sales personnel is important to its success.  The Company’s sales personnel are authorized to discount prices within specifically developed guidelines to assist their selling efforts.  The Company seeks to enhance the selling skills of its sales associates through recruitment of experienced sales personnel and training programs.  Certain non-sale activities are centralized, allowing sales personnel to focus more on the Company’s customers.

          Absence Of Recourse Credit Risk.  The Company has operated based upon a “no credit risk” policy.  When purchasing on credit, customers historically have had to use their personal credit cards (e.g., Visa, Mastercard, American Express and others), the Company’s private label credit card (which is available through a third party and is non-recourse to the Company) or other non-recourse third party credit arrangements.  This policy limits credit risk associated with a customer’s failure to pay.  Recourse against the Company is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or situations involving fraud).  In cooperation with G.E. Capital Consumer Card Co. (“G.E.C.C.”), the Company’s private label credit card program provider, the Company often offers its customers competitive, interest-free terms for varying periods of time and other attractive offerings in order to promote jewelry.  The Company continues to test additional credit arrangements.

           In addition to the strategies set forth above, the Company is also in the process of implementing initiatives intended to increase sales, improve gross margin, and reduce certain operating expenses.  Several of the planned initiatives are in progress, including, but not limited to: (1) improving management over field operations through a restructuring of the Company’s field supervisory structure; (2) implementing new sales focused initiatives spearheaded by a newly structured training department; (3) implementing new field incentive compensation plans; (4) repricing of certain merchandise items to improve their initial mark-up; (5) increasing control over in store price discounting; and (6) reducing professional fees which in fiscal 2005 were driven primarily by the Company’s various financing transactions and a proxy contest.

Store Operations

          Site Selection.  The Company is disciplined in its site selection methodology.  The Company’s stores have averaged approximately 881 square feet and the layout is flexible.  The Company has typically located its stores in high traffic, “center court” or corner locations in desirable regional and super-regional malls throughout the United States.  The Company has selected locations for stores based on its evaluation of individual site economics and market conditions.  The Company expects to open five additional stores in fiscal 2006.  The Company’s ability to open additional stores will depend upon the operating performance of its existing stores and the Company’s relationships with its landlords as well as general economic and market conditions.  The Company is currently testing several different store concepts, some of which utilize larger stores.

          Store Layout.  Most of the Company’s stores have an open storefront.  Stores are generally designed to have display cases situated near the lease line.  Formatting the stores in this “customer-friendly” manner and without a formal entryway allows a casual mall shopper to come in close contact with the store’s merchandise.

           Store Management.  Typically, each of the Company’s stores is operated under the direction of a store manager who is responsible for management of all store-level operations, including sales and most personnel matters.  A number of non-sales related administrative functions are performed at the Company’s corporate office in Chicago.  The store managers are assisted by a staff that often includes an assistant manager and four to eight sales associates, determined based upon store operating hours and anticipated sales volume.  The Company has approximately 25 regional managers, each supervising approximately 13 stores, who concentrate their efforts on execution of store-focused sales strategies.  In addition, four Divisional Vice Presidents oversee all field operations and concentrate their efforts on the execution of store-focused sales strategies, compliance with operating policies, and communication between the corporate office and the field.  The Company’s Vice President of Store Operations is responsible for store operations, including the oversight of the four Divisional Vice Presidents.

          Operating Cost Controls.  The Company’s store operations are designed to maintain low operating costs at the store level.  The Company’s small average store size reduces fixed costs, and the lack of recourse credit has eliminated the need for most overhead expenses normally associated with credit operations.  The Company seeks to reduce store-level operating costs through efficient sales staff utilization.

          Store Employee Compensation.  The Company seeks to hire experienced sales personnel and motivate its store employees by linking a percentage of employee compensation to individual and/or store sales performance, as well as by offering opportunities for promotion.

          Employee Training.  The Company believes that providing knowledgeable and responsive customer service is important to its success.  New sales staff receive on-the-job training upon the commencement of employment.  The Company utilizes a workbook-based program of product knowledge, sales and operational process training.  New store managers undergo a similar sequence of learning activities.  The Company recently increased its training infrastructure with the addition of a Vice President of Store Operations and Training in the Company’s corporate office.

Merchandising

          The Company believes that an important element of its success is its merchandising strategy, which reflects its customer orientation and small store format.  The Company seeks to provide an assortment of items across a broad range of price points in its product categories:  diamonds (such as diamond jewelry, diamond solitaires and bridal), gold, precious and semi-precious jewelry and watches.  In recent periods, the Company has emphasized higher price point merchandise.  For example, in fiscal 2005 more than 32% of the Company’s overall sales resulted from purchases of items priced at or above $1,500.  The Company carries a limited selection of watches and virtually no costume jewelry or non-jewelry gift merchandise.  In addition, customers may special-order certain items which are not offered in the Company’s store merchandise assortment.

          On average, the Company’s stores each offer approximately 2,000 individual items, including approximately 1,250 core assortment items.  These core items, which comprise many of the Company’s more popular merchandise programs, accounted for approximately 70% of net sales in fiscal 2005.

          The following table sets forth the Company’s percentage of total merchandise sales by category for the following periods:

	Fiscal Year Ended January 31,

	2006	2005	2004	2003

Diamonds	66.6%	65.6%	65.3%	66.4%
Gold	15.7	15.6	15.6	17.4
Precious/Semi-Precious	12.3	13.1	14.6	14.2
Watches	5.4	5.7	4.5	2.0

Total Merchandise Sales	100%	100%	100%	100%

          The Company customizes the merchandising of its stores based upon each store’s sales volume and historical selling patterns.  The Company tests new items in its stores and monitors their sales performance to identify additional sales opportunities.

          Along with its merchandise assortments, the Company provides jewelry repair services to its customers (sales from which represented 2.5% of fiscal 2005 net sales) and jewelry service plans provided through a third party provider (sales from which represented 3.1% of fiscal 2005 net sales).  Jewelry repair services are provided through independent jewelers under contract, which are performed on-site at some of the Company’s stores.

Advertising and Promotions

          The Company’s advertising strategy includes in-store and point-of-sale marketing and direct mail campaigns.  The Company’s customer database, which currently consists of over 1.1  million customers, has allowed the Company to develop targeted advertising, marketing and promotional campaigns.  The Company tests various direct mail campaigns as part of its advertising initiatives.  Special promotions such as diamond restyling events, as well as point-of-sale signage and in-store flyers, are designed to increase traffic through the Company’s stores and encourage customers to make purchases.  These promotions vary from year to year and among stores.

          The Company generally offers customers a 30-day return and 90-day exchange policy.  In addition, the Company offers a trade-in policy for certain merchandise.

          The Company offers a layaway program that enables the Company’s customers to hold an item at its stores and pay for it over a one-year period without interest charges.  The customer is required to make an initial deposit to establish the layaway and is required to make monthly payments.  The Company retains possession of merchandise placed in layaway until the customer has made all required payments.

Credit

          The Company has operated based upon a “no credit risk” policy.  When purchasing on credit, customers historically have had to use their personal credit cards (e.g., Visa, MasterCard, American Express and others), the Company’s private label credit card (which is available through a third party, G.E.C.C., and is non-recourse to the Company) or other non-recourse third party credit arrangements.  This policy limits credit risk associated with a customer’s failure to pay.  The Company believes that its ability to offer credit through its private label credit cards and other non-recourse arrangements is attractive to many customers, including those who prefer not to have their jewelry purchases count towards their credit limits on their personal third party credit cards.  Sales on the Company’s private label credit card or other non-recourse third party credit arrangements tend to generate higher average sales.  In fiscal 2005, the Company’s average private label credit card sale was approximately $909, compared to its average personal credit card sale of approximately $284.

          Under the credit programs, the financial services companies have no recourse against the Company based on the customer’s failure to pay: recourse against the Company is limited to those cases where the receivable itself is defective (such as incorrectly completed documentation or certain situations involving fraud).  The Company’s expense related to these cases was approximately 0.1% of sales during fiscal year 2005.  The Company’s credit card discount expense for fiscal year 2005 and fiscal year 2004 represented 2.9% and 3.2% of credit sales, respectively.  In general, the Company’s credit card discount expense is higher for its private label programs than for personal credit cards, such as Visa and MasterCard.  G.E.C.C.  provides credit to the Company’s customers using its own credit criteria and policies.  The Company pays a fee to G.E.C.C.  based primarily upon the volume of credit, average ticket and type of promotion extended.  The Company has similar non-recourse arrangements with other financial services companies, which the Company uses in addition to G.E.C.C.’s program to assist customers in financing their purchases.  In addition, the Company utilizes a check authorization company which, for a fee, guarantees payments on transactions involving certain personal checks.  The Company continues to test additional credit arrangements.

          From time to time, the Company offers its customers interest-free promotions on its private label credit program.  Under this program, G.E.C.C. offers customers a financing arrangement with no interest for certain periods of time (e.g., three months no interest, six months no interest, twelve months no interest), for which the Company pays G.E.C.C. a rate that varies based on the average transaction size and type of credit promotion.  This program has enabled the Company to offer its customers competitive, interest-free terms and other attractive promotions despite the “no credit risk” policy.

          Under the terms of the Company’s private label credit agreement with G.E.C.C., the Company has pledged to G.E.C.C. a letter of credit through its bank in the amount of $3 million.

Seasonality

          The Company’s business is highly seasonal.  During fiscal 2005, 40% of the Company’s sales was generated during the fourth fiscal quarter ended January 31, 2006.  The fourth quarter of fiscal 2005 resulted in a net loss of $12.5 million as compared to a net loss of $71.9 million recorded in the previous three quarters.  Historically, income has been generated in the fourth fiscal quarter ending each January 31 and has represented all or a majority of the income generated during the fiscal year.  In recent years, the Company has generated operating losses in each of the first three fiscal quarters.  The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue.

Purchasing

          The Company does not manufacture its merchandise.  The Company purchases substantially all of its inventory, including loose gems, directly from leading suppliers located in the United States and abroad.  The Company purchases merchandise from approximately 100 vendors, primarily in the United States, Israel, Italy, India, China, and the Far East, who supply various jewelry products under U.S. dollar-denominated agreements.  During fiscal 2005, the Company’s largest supplier and five largest suppliers accounted for approximately 11% and 41%, respectively, of the merchandise the Company purchased.  During fiscal 2004, the Company’s largest supplier and five largest suppliers accounted for approximately 12% and 38%, respectively, of the merchandise the Company purchased.  The Company has certain subcontracting arrangements with jewelry finishers to set loose diamonds and gemstones into rings and other jewelry, using styles established by the Company or by other companies.  Despite difficulties during fiscal 2005 (including the Company’s need to request temporary extensions of payment terms), the Company believes that the relationships it has established with its suppliers and subcontractors are good.  The Company believes that adequate alternative sources of supply exist for most of the merchandise sold in its stores.  However, the loss of one or more of the Company’s major suppliers, particularly at certain critical times of the year, could have a material adverse effect on the Company.

          The Company maintains a quality assurance program, with most shipments from suppliers being counted or weighed and visually inspected upon receipt at the Company’s distribution center in Chicago, Illinois.

          During fiscal 2005, the Company’s average net monthly investment in inventory (i.e., the total cost of inventory owned and paid for) was approximately 59% of the total cost of the Company’s on-hand merchandise with the remaining percentage being trade payables and consignment inventory.  Under the terms of the Company’s vendor trading agreements for non-consignment inventory, the Company is often granted return privileges, based on a formula, which permit the Company to return certain unsold merchandise.  The Company’s consignment inventory permits the Company to have more merchandise available for sale in stores, providing increased selection while reducing the Company’s inventory risk.

          As participants in the jewelry industry, the Company is affected by general industry-wide fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones.  During fiscal 2005, diamonds, gold, and precious and semi-precious jewelry accounted for approximately 95% of the Company’s total merchandise sales.  In recent periods, the Company has experienced increases in diamond prices.  The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa.  The Diamond Trading Company has traditionally controlled the marketing of the substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its discretion.  Several years ago the Diamond Trading Company implemented a “Supplier of Choice” initiative.  The impact of this initiative on the diamond supplier base is not yet fully known.  The availability of diamonds to the Diamond Trading Company and the Company’s suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds.  Until alternate sources are developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.

          The Company alters the mix of its products from time to time and it has over the last several years increased the percentage of higher priced items in its stores.  Higher priced jewelry items tend to have a slower rate of turnover, thereby increasing the risks to the Company associated with price fluctuations and changes in fashion trends.

Inventory Loss Prevention

          The Company undertakes substantial efforts to safeguard its jewelry inventory from loss and theft, including the use of security alarm systems and safes at each store and the taking of daily inventory of higher value items.  In addition, the Company’s inventory management and control system, which tracks each item in the Company’s inventory, provides a further check against loss or theft.  The Company has a full-time executive who directs its loss prevention department.  The loss prevention department consists of corporate and field based employees who are responsible for the development and maintenance of loss prevention procedures, including training and investigations.  The Company maintains insurance (subject to certain deductibles) covering the risk of loss of merchandise in transit, on store premises and in the Company’s distribution facility, whether owned or on consignment, in amounts that the Company believes are reasonable and adequate for the types and amounts of merchandise that it carries.  During fiscal 2005, inventory shrinkage was 0.8% of sales.

Management Information Systems

          The Company utilizes customized management information systems throughout its business to facilitate the design and implementation of selling strategies and as an integral part of its financial and other operational controls.  The Company’s management information system utilizes IBM AS400 systems as its foundation.  The system incorporates point-of-sale computers in the Company’s stores with a merchandise management and purchase order management system and utilizes software specifically designed or customized for the jewelry industry.  The information system has been upgraded to support the Company’s current needs but further upgrading is necessary to support the Company’s operations and future growth.

          The Company uses the management information system to track each individual item of merchandise from receipt to ultimate sale to the customer or return to the vendor.  As a result, management can closely monitor inventory by location, sales, gross margin, inventory levels and turnover statistics, reallocating inventory among stores when beneficial.  This system enables management to review each store’s and each employee’s productivity and performance.  The system enables the Company to manage inventory at the store level, including the automatic replenishment of merchandise generally once or twice a week.

          The system automatically provides a daily reconciliation of each store’s transactions for prompt investigation of discrepancies.  The point-of-sale computers are polled nightly and updated data is available at the beginning of the following day for use by support office and store supervisory personnel, and for transfer into the Company’s accounting, merchandising and other management information systems.

          The Company has implemented, through its point-of-sale system, the ability to capture and retain selected customer data from each sale (name, address, phone, birthday, anniversaries, historical purchases, etc.).  The Company’s store managers and sales associates often use this data in their efforts to contact customers and anticipate and facilitate future add-on purchases by the Company’s customers.  The Company also uses the customer data in its direct marketing promotional campaigns.

Competition

          The jewelry retail business is fragmented and is subject to increasingly intense competition.  The Company primarily competes with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls or off-mall superstores, as well as with department stores, mass merchant discount stores, direct mail suppliers, televised home shopping networks and Internet commerce.  Diamond Promotional Service, a marketing arm of DeBeers, has traditionally supported the national marketing of diamonds.  Certain of the Company’s competitors are substantially larger and have greater financial resources than the Company and can take advantage of national advertising programs.  Some of the Company’s competitors, such as Signet Group plc, which owns Kay Jewelers, have substantially increased their marketing expenditures in recent periods which the Company believes has resulted in increases in their market share.  The Company believes that it competes for consumers’ discretionary spending dollars with retailers that offer merchandise other than jewelry.

          The Company believes that the primary competitive factors affecting its operations are store location and atmosphere, quality of sales personnel and service, breadth, depth and quality of merchandise offered, pricing, credit, marketing and the Company’s stores’ reputation.

          Over the past several years a number of businesses began marketing fine jewelry via the Internet.  Large scale consumer acceptance of Internet fine jewelry retailing is impacting the jewelry retailing business, resulting in additional competition for sales and lower price points and margins, and the Company believes that the increase of Internet retailing has adversely affected the Company’s results of operations and financial condition.  The Company is not currently transacting Internet sales of jewelry.

Intellectual Property

          Whitehall® Co. Jewellers and Lundstrom® Jewelers are registered trademarks in the United States.  In addition, the Company operates a limited number of stores under the Mark Bros.TM name.  The Company sells proprietary branded solitaire diamond merchandise under the White Star® brand.  The Company also has registered the Internet domain names “whitehalljewellers.com” and “lundstromjewelers.com” although the Company is not currently transacting Internet sales. The Company’s trademarks are held by, and its licensing activity is conducted by, WH Inc. of Illinois, a wholly owned subsidiary of Whitehall Jewellers, Inc.

Employees

          As of January 31, 2006, the Company had approximately 2,880 employees, including approximately 2,676 full- and part-time store level employees.  The Company usually hires a limited number of temporary employees during each Christmas selling season.  None of the Company’s employees is represented by a union. The Company has experienced and continues to experience substantial employee turnover.

Regulation

          The Company’s operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider.  Although credit to the Company’s customers historically has been provided by third parties with limited recourse to the Company based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to the Company’s customers and, consequently, the Company’s results of operations or financial condition. For more information regarding the Company’s credit programs, see “—Credit”.

          In addition, the Company’s operations are affected by federal and state laws relating to marketing practices in the retail jewelry industry. The Company is also regulated by federal and state laws related to the Company’s provision of jewelry service plans.

          The Company is subject to the jurisdiction of federal, various state and other taxing authorities.  From time to time, these taxing authorities review or audit the Company.

Available Information

          The Company maintains an Internet website at www.whitehalljewellers.com that includes a hypertext link to the website of the SEC, where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC.  You may read and copy any document the Company files at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

We have recorded substantial net losses and declines in comparable store sales in recent periods and there is no assurance that we will not continue to incur substantial losses and declines in comparable store sales.

          We recorded net losses in fiscal years 2003, 2004 and 2005.  Comparable store sales also have decreased in fiscal years 2003, 2004 and 2005.  It is likely that we will continue to have net losses through at least fiscal year 2006.  There is no assurance that we will not continue to incur substantial losses and declines in comparable store sales in the future.

Our current levels of debt could impact our operations in the future.

          As of February 28, 2006, we had approximately $110.8 million of outstanding debt, constituting approximately 87.5% of our total debt and stockholders’ equity, including $38.5 million under our Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29, 2003, among us, LaSalle Bank National Association (“LaSalle”), as administrative agent for the banks party thereto (“Banks”), the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent (the “Senior Credit Agreement”), $50 million under the Amended and Restated Term Loan Credit Agreement, dated as of February 1, 2006, by and among us, the lending institutions from time to time party thereto and PWJ Lending LLC (the “Amended and Restated Term Loan Agreement”) and $22.3 million in trade notes payable to vendors.  Our debt levels fluctuate from time to time based on seasonal working capital needs.

          The aforementioned agreements include negative covenants and a minimum availability covenant which could restrict or limit our operations.  In addition, the degree to which we are leveraged, as well as the restrictions contained in these agreements, could impair our ability to obtain additional financing for working capital or other corporate purposes.

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

We have undergone substantial changes, which could adversely affect our business.

           We have experienced a number of changes during the last fiscal year, including, but not limited to, the following: five different Chief Executive Officers; major changes in our bank loan facilities; infusion of $30 million from affiliates of Prentice and Holtzman in October 2005 (with an additional $20 million in February 2006); the recent closing of numerous retail store locations; and net losses totaling $84.4 million.  As of March 15, 2006, we have been governed by a Board of Directors controlled by the Prentice/Holtzman group.  In connection with these changes, we are testing and evaluating different means to increase sales and return to profitability through new store formats, different merchandise strategies, consumer credit tests and other operational and organizational changes. In addition, we have experienced and continue to experience substantial employee turnover, which may negatively impact the execution of our plan to improve operations. We cannot assure you that some or all of these changes will not have a material adverse effect on our results of operations or financial condition.

          In addition, in the near term we plan to call a Special Meeting of Stockholders at which our stockholders will be asked to consider and vote upon the adoption of the Merger Agreement.  Holtzman and Prentice and their respective affiliates own a sufficient number of shares of common stock to assure adoption of the Merger Agreement at the Special Meeting of Stockholders and they are required by the Merger Agreement to vote all of their shares of common stock in favor of adoption of the Merger Agreement.  As a result, the Merger Agreement will be adopted even if no stockholders other than the Holtzman and Prentice and their respective affiliates vote to adopt it.  As a result of the Merger, we will become a wholly-owned subsidiary of Holdco and the public will not have any continuing equity interest in us, and will not share in our future earnings, dividends or growth, if any.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

          Our accompanying audited financial statements have been prepared on a going concern basis and do not include any adjustments that might result if we cease to continue as a going concern.  As a result of the recurring losses from operations and liquidity deficiency that we have experienced, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern.  They have discussed this uncertainty in their report on our audited financial statements.  Uncertainty about our ability to continue as a going concern may create a concern among our current and future vendors and lenders, which may make it more difficult for us to meet our obligations.

Our quarterly operating results will fluctuate due to seasonality and other factors, and variation in quarterly results could cause the price of our common stock to decline.

          Our business is highly seasonal, with a significant portion of our sales and most of our gross profit generated during the fourth fiscal quarter ending January 31.  Sales in the fourth quarter of fiscal 2005 accounted for 40% of annual sales for such fiscal year.  The net loss for the fourth quarter of fiscal 2005 was $12.5 million as compared to a net loss of $71.9 million recorded in the previous three fiscal quarters.  In recent years, we have generated losses in each of the first three fiscal quarters.  We also have historically experienced lower net sales and minimal net income in each of our first three fiscal quarters and we expect this trend to continue for the foreseeable future.  We expect to continue to experience fluctuations in our net sales and net income due to a variety of factors.  A shortfall in results for the fourth quarter of any fiscal year could have a material adverse effect on our annual results of operations.  Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including: increases or decreases in comparable store sales; timing of new store openings and net sales contributed by new stores; timing of certain holidays and special and/or promotional events initiated by us; changes in our merchandise; inventory availability and our ability to fund inventory purchases; general economic, industry and weather conditions and disastrous national events that affect consumer spending; and the pricing, merchandising, marketing, credit and other programs of our competitors.

Our business is particularly susceptible to adverse economic conditions.

           Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy.  The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions) affecting disposable consumer income such as employment wages and salaries, business conditions, interest rates, availability and cost of credit and taxation, for the economy as a whole and in regional and local markets where we operate.  In addition, we are dependent upon the continued popularity of malls as a shopping destination and the ability of malls or tenants and other attractions to generate customer traffic for our stores.  Increases in gasoline prices may affect the popularity of malls as shopping destinations and our customer traffic and may have a depressing effect on discretionary consumer spending generally.  There can be no assurance that consumer spending will not be adversely affected by general economic conditions or a decrease in mall traffic, thereby negatively impacting our results of operations or financial condition.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected.

          We are highly dependent upon the ability and experience of our senior executives and other key employees.  We have experienced and continue to experience substantial employee turnover.  It is likely that there will be additional changes to our management team and other personnel as we focus on improving execution and reducing costs.  Our inability to retain highly qualified management personnel or find suitable replacements could have a material adverse effect on our results of operations or financial condition and may negatively impact the execution of our plan to improve operations. We do not maintain “key executive” life insurance on any of our executives.

          Moreover, our success depends on our ability to attract and retain qualified personnel generally.  We have experienced high turnover among our support office and field personnel, especially store managers, and other personnel in recent periods, which has had an adverse impact on our results of operations.  We cannot assure you that we will be able to attract and retain qualified personnel in the future, or that there will not be disruptions to our operations as a result of personnel changes.

We face significant competition.

          The retail jewelry business is fragmented and subject to increasingly intense competition.  We compete with national and regional jewelry chains and local independently owned jewelry stores, especially those that operate in malls or off-mall superstores, as well as with department stores, discounters, direct mail suppliers and televised home shopping networks.  A number of our competitors are substantially larger and have greater financial resources than we do.  Some of our competitors, such as Signet Group plc, which owns Kay Jewelers, Jareds and some regional chains, have substantially increased their number of stores and marketing expenditures in recent years, which we believe has resulted in increases in their market share and affected our results of operations.  To the extent that our merchandising, marketing and/or promotional programs are not successful, we may lose customers to our competitors. We believe that the other primary competitive factors affecting our operations are store location and atmosphere, quality of sales personnel and service, breadth and depth of merchandise offered, pricing, credit and reputation.  We also believe that we compete for consumers’ discretionary spending dollars with retailers that offer merchandise other than jewelry.  In addition, we compete with jewelry and other retailers for desirable locations and qualified personnel.  The foregoing competitive conditions may adversely affect our results of operations or financial condition.

          We also face significant new competition from Internet jewelry retailers.  Over the past several years a number of businesses began marketing fine jewelry via the Internet.  Large scale consumer acceptance of Internet fine jewelry retailing is impacting the jewelry retailing business, resulting in additional competition for sales and lower price points and margins, and we believe that the increase of Internet retailing has adversely affected our results of operations and financial condition.  We are not currently transacting Internet sales of jewelry.

A decrease in the availability of or an increase in the cost of consumer credit could have a negative impact on our business.

          The third party credit we offer to our customers is supplied to us primarily through a private label credit card arrangement with G.E.C.C.  During fiscal 2005, private label credit card sales accounted for approximately 39% of our net sales while total non-private label credit sales, including major credit cards such as Visa, MasterCard, American Express and others, generally constituted approximately 49% of our net sales.  The loss or any substantial modification of any of these arrangements could have a material adverse effect on our results of operations or financial condition.  During periods of increasing consumer credit delinquencies in the retail industry generally, financial institutions may reexamine their lending practices and procedures.  There can be no assurance that increased delinquencies being experienced by providers of consumer credit generally would not cause providers of third party credit offered by us to decrease the availability or increase the cost of such credit.

We depend on our major suppliers and on the availability of merchandise, including consigned merchandise, and we will need their support to maintain our liquidity.

           We do not manufacture our own merchandise but instead work closely with a number of suppliers.  During fiscal 2005, our largest supplier accounted for approximately 11% of our total purchases, and our largest five suppliers accounted for approximately 41% of such purchases.  Our relationships with our primary suppliers are generally not pursuant to long-term agreements.  We depend on our suppliers to ship merchandise on time and within our quality standards.  Although we believe that there are a number of suppliers of fine jewelry, the loss of one or more of our major suppliers, particularly at critical times during the year, could have a material adverse effect on our results of operations or financial condition.

          In recent periods, we have requested temporary extensions of payment terms from some of our key suppliers in order to manage liquidity needs and have also slowed our accounts payable schedules generally.  Our liquidity depends on continued vendor support, and changes in the extensions of credit or other terms by vendors could have a material adverse effect on us.

          A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory.  The weighted average percentage of our total inventory that was carried on consignment for fiscal 2003, 2004 and 2005 (based on the inventory levels at the end of each fiscal quarter) was 27.5%, 29.1% and 26.5%, respectively.  The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the economy generally or their perception of the desirability of doing business with us.  Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

Our business is particularly susceptible to fluctuations in gem and gold prices.

          Our company and the jewelry industry in general are affected by fluctuations in the prices of diamonds and gold and, to a lesser extent, other precious and semi-precious metals and stones.  During fiscal 2005, diamonds, gold and precious and semi-precious jewelry accounted for approximately 95% of our total merchandise sales.  A significant change in prices or in the availability of diamonds, gold or other precious and semi-precious metals and stones could have a material adverse effect on our results of operations or financial condition.  In recent periods, we have experienced increases in diamond prices which we expect to continue to increase our overall costs, adversely affecting our results of operations.  There appears to be increasing consumer acceptance of diamond substitutes and, as a result, there may be less consumer willingness to pay higher diamond prices.  The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Diamond Trading Company (formerly called the Central Selling Organization), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa.  The Diamond Trading Company has traditionally controlled the marketing of the substantial majority of the world’s supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its discretion.  The availability of diamonds to the Diamond Trading Company and our suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, Canada, republics of the former Soviet Union and Australia, and on continuation of the prevailing supply and marketing arrangements for raw diamonds.  Until alternate sources could be developed, any sustained interruption in the supply of diamonds or any oversupply from the producing countries could adversely affect us and the retail jewelry industry as a whole.  Higher priced jewelry items, such as the higher price point merchandise that we have emphasized in recent periods, tend to have a slower rate of turnover, thereby increasing the risks to us associated with price fluctuations and changes in fashion trends.

We are faced with securities litigation, stockholder derivative litigation and other proceedings that could be material and we are subject to restrictions set forth in a non-prosecution agreement.

          We are defendants in securities litigation, stockholder derivative litigation and other proceedings.  See “Item 3.  Legal Proceedings.”  There is no assurance that these proceedings will not result in material expense to us. The handling of these actions has required significant attention from our management team and will continue to require significant attention if not settled or otherwise resolved in the near term. In addition, in connection with the Capital Factors litigation described under “Item 3.  Legal Proceedings”, we entered into a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York.  The non-prosecution agreement contains certain conditions, including our continued compliance with applicable laws.  If we were to fail to meet the conditions contained in the non-prosecution agreement we could face criminal prosecution.

We may have to take additional accounting charges on our financial statements.

          We include as assets on our financial statements leasehold improvements, furniture, fixtures, inventory and other items that are subject to impairment charges under generally accepted accounting principles if the net book values of such items on our financial statements exceed their fair market values.  For fiscal year 2005, we recorded non-cash impairment charges of $11.6 million relating to long-lived assets, primarily furniture, fixtures and leasehold improvements at 102 of our retail stores.  These impairment charges had the effect of reducing our earnings for fiscal year 2005.  There can be no assurance that we will not take additional impairment charges in the future as a result of additional store closings, other restructurings, other impairments or the valuation of other assets.

          In addition, from time to time, we take price reductions on certain merchandise inventory, and may use alternative methods of disposition of certain inventory, which could result in future additional valuation allowances.

The costs associated with our store-closing program may be material.

          During the fiscal year 2005, we recorded, in accordance with the asset held for use model set forth in Financial Accounting Standards No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, an impairment charge of $11.6 million of which $8.4 million was the result of a plan, as approved by our Board of Directors and announced on November 1, 2005, to close 77 of our retail stores.  We have closed 60 of the 77 stores as of March 31, 2006.  We currently plan to close 10 stores in April 2006 and plan to operate the remaining seven stores for a portion of fiscal year 2006 or beyond.  The decision to close these stores resulted in an impairment of the respective stores’ long-lived assets, as the carrying amount of the respective stores’ long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives.

          To assist with the closing of these stores, we entered into an agreement during early November 2005 with a third party.  This third party is currently liquidating inventory in the closing stores through store closing sales.  Pursuant to the terms of this agreement, we will receive cash proceeds from the liquidating stores of not less than 55% of the total cost of the merchandise inventory in these stores, plus the reimbursement of certain expenses to operate the store.  During fiscal year 2005, we recorded an inventory valuation allowance of $19.9 million in connection with the liquidation of such inventory.  Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management’s current estimate.  In addition, we also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings.

          As of January 31, 2006, we also recorded a charge of $3.7 million for estimated lease termination costs associated with the planned store closures, of which $1.1 million is classified as discontinued operations.  This charge represents our management’s current estimate of the lease termination costs based on negotiations with the respective landlords.  Additional charges for lease termination costs may be required in future periods to the extent that actual costs are greater than our management’s current estimate, which may be material to the financial statements.  We have not reached written agreements regarding lease terminations with any landlords.  Leases for all closed stores are or will be in default.  We continue to work with the landlords to reach consensual agreements on the terms of the lease terminations.  There is no assurance that such agreements will be reached, which could have a material adverse effect on our financial statements.

We are subject to substantial regulation.

          Our operations are affected by numerous federal and state laws that impose disclosure and other requirements upon the origination, servicing, enforcement and advertising of credit accounts, and limitations on the maximum amount of finance charges that may be charged by a credit provider.  Although credit to our customers historically has been provided by third parties with limited recourse to us based upon a customer’s failure to pay, any restrictive change in the regulation of credit, including the imposition of, or changes in, interest rate ceilings, could adversely affect the cost or availability of credit to our customers and, consequently, our results of operations or financial condition.

          Our operations are also affected by federal and state laws relating to marketing practices in the retail jewelry industry.  In past marketing to our customers, we compared most of our prices to “reference prices.”  Our literature indicates to customers that our reference price for an item is either the manufacturer’s suggested retail price or our determination of the non-discounted price at which comparable merchandise of like grade or quality is advertised or offered for sale by competitive retailers and is not our current selling price or the price at which we formerly sold such item.  We are, from time to time, subject to regulatory investigation relating to our use of “reference prices” in marketing to our customers.  Although we believe that pricing comparisons are common in the jewelry business, there can be no assurance that this practice would be upheld.  We continue to make certain pricing claims based upon information available to us and therefore have certain regulatory risk.  We are in the process of reticketing merchandise to exclude reference prices, which may negatively impact sales.

          We are also regulated by federal and state laws related to our provision of jewelry service plans.

As a result of the purchase of our common stock under the Offer, trading in our common stock may be more difficult.

          Market for the Shares.  The purchase of our common stock pursuant to the Offer has reduced the number of holders of our common stock and the number of shares of our common stock that might otherwise trade publicly, which could adversely affect the liquidity and market value of the remaining common stock held by stockholders other than Purchaser.  We cannot predict whether the reduction in the number of shares of our common stock that might otherwise trade publicly will have an adverse or beneficial effect on the market price for, or marketability of, our common stock or whether such reduction will cause future market prices to be greater or less than the Offer price of $1.60 per share of common stock.

          New York Stock Exchange, Inc., Delisting; Pink Sheets.  Our common stock was listed for trading on the New York Stock Exchange, Inc. (the “NYSE”) under the symbol “JWL.” Shares of our common stock were suspended from trading on the NYSE prior to the opening of trading on Friday, October 28, 2005.  The decision was reached in view of the fact that we were not in compliance with the NYSE continued listing standards because our average market capitalization had been less than $25 million over a consecutive 30 trading-day period.  Our common stock is now quoted in the Pink Sheets under the symbol “JWLR.PK.”  As such, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.  The purchase of our common stock by Purchaser pursuant to the Offer has reduced the number of shares of our common stock that might otherwise trade publicly and has reduced the number of holders of our common stock, which could adversely affect the liquidity and market value of our remaining common stock held by the public.  The extent of the public market for our common stock and the availability of quotations reported on the Pink Sheets electronic quotation system depends upon the number of stockholders holding our common stock, the aggregate market value of our common stock remaining at such time, the interest of maintaining a market in our common stock on the part of any securities firms, and other factors.

          Margin Regulations.  The shares of our common stock are not currently “margin securities” under the Regulations of the Board of Governors of the Federal Reserve System, which has the effect, among other things, of allowing brokers to extend credit on the collateral of the common stock.

          Exchange Act Registration.  Shares of our common stock are currently registered under the Exchange Act.  Such registration may be terminated by us upon application to the SEC if our common stock is neither listed on a national securities exchange nor held by 300 or more holders of record.  Termination of registration of our common stock under the Exchange Act would substantially reduce the information required to be furnished by us to our stockholders and to the SEC and would make certain provisions of the Exchange Act no longer applicable to us, such as the short-swing profit recovery provisions of Section 16(b) of the Exchange Act, the requirement of furnishing a proxy statement pursuant to Section 14(a) of the Exchange Act in connection with stockholders’ meetings and the related requirement of furnishing an annual report to stockholders and the requirements of Rule 13e-3 under the Exchange Act with respect to “going private” transactions.  Furthermore, the ability of our “affiliates” and persons holding our “restricted securities” to dispose of such securities pursuant to Rule 144 promulgated under the Securities Act may be impaired or eliminated.  We understand that Prentice and Holtzman currently intend to seek to cause us to terminate the registration of our common stock under the Exchange Act upon completion of the Merger.  In addition, we understand that Prentice and Holtzman may cause us to terminate the registration of our common stock under the Exchange Act if, before completion of the Merger, the shares of our common stock are held by less than 300 holders of record.  It is also possible that trading in our common stock could be subject to requirements under the Exchange Act that require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any equity security that has a market price of less than $5.00 per share and that is not listed for trading on a national securities exchange, subject to certain exceptions).  The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could significantly limit the market liquidity of the stock and the ability of investors to trade our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          As of March 31, 2006, the Company operated 330 stores in 38 states. All of these stores are leased and are predominantly located in regional or super-regional malls. The Company’s typical new store lease has a term of 10 years plus the first partial lease year. Terms generally include a minimum base rent, a percentage rent payment based on store sales and certain other occupancy charges. At January 31, 2006 the average remaining life of the leases for the Company’s stores was approximately five years. While there can be no assurance, the Company expects generally to be able to renew desirable leases as they expire.

          The Company leases approximately 41,000 square feet of office and administrative space in Chicago, Illinois, in an office building housing the Company’s corporate headquarters, distribution functions and quality assurance operations. This lease expires on August 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

Class Action Lawsuits

          On February 12, 2004, a putative class action complaint, captioned Greater Pennsylvania Carpenters Pension Fund v. Whitehall Jewellers, Inc., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The complaint makes reference to the litigation filed by Capital Factors and settled as disclosed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 and to the Company’s November 21, 2003 announcement that it had discovered violations of Company policy by the Company’s Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory.  The complaint further makes reference to the Company’s December 22, 2003 announcement that it would restate results for certain prior periods.  The complaint alleges that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003.  The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

          On February 17, 2004, a putative class action complaint, captioned Michael Radigan v. Whitehall Jewellers, Inc., Case No. 04 C 1196, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On February 19, 2004, a putative class action complaint, captioned Milton Pfeiffer v. Whitehall Jewellers, Inc., Case No. 04 C 1285, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107, consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters action, and dismissed the Radigan and Pfeiffer actions as separate actions.  On April 14, 2004, the court designated the Greater Pennsylvania Carpenters Pension Fund as the lead plaintiff in the action and designated Greater Pennsylvania’s counsel as lead counsel.

          On June 10, 2004, a putative class action complaint, captioned Joshua Kaplan v. Whitehall Jewellers, Inc., Case No. 04 C 3971, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint.  On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action.  On August 2, 2004, the Company filed a motion to dismiss the consolidated amended complaint.  On January 7, 2005, the motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005.  On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint.  On March 2, 2005, the Company filed a motion to dismiss the amended complaint.  On June 30, 2005, the court denied Defendants’ motions to dismiss.  On July 28, 2005, Defendants filed their Answers to the First Amended Consolidated Complaint.  On September 23, 2005, lead plaintiff filed its motion for class certification.  After conducting certain class certification and merits discovery, the parties jointly moved for a stay of discovery and stay of briefing on lead plaintiff’s motion for class certification during the resumption of mediation efforts.  By order dated January 24, 2006, the court granted the joint motion.  By that same order, the court dismissed lead plaintiff’s motion for class certification without prejudice and with leave to refile on or before February 23, 2006.  Lead plaintiff refiled its motion for class certification on February 23, 2006.  By order dated March 16, 2006, the court dismissed Plaintiff’s Motion for Class Certification without prejudice pursuant to pending settlement discussions.  By that same order, the court set a status hearing for April 24, 2006, at which time a revised discovery and briefing schedule on lead plaintiff’s motion for class certification will be set, if appropriate.  While the settlement process is ongoing, the parties have reached agreement in substance to settle all claims in the First Amended Complaint, subject to a final, written agreement and court approval. The Company has not recorded any loss contingency associated with a possible settlement as the Company expects any settlement to be subject to an insurance claim.

State Derivative Complaints

          On June 17, 2004, a stockholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification.  The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On April 19, 2005, a stockholder derivative action complaint captioned Marilyn Perles v. Executor of the Estate of Hugh M. Patinkin, Case No. 05 CH 06926, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against, inter alia, certain of the Company’s officers and directors.  The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification.  The factual allegations of the complaint are similar to those made in the Cusack complaint described above.  The Perles complaint also purports to assert claims on behalf of the Company against PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.

          On June 13, 2005, a stockholder derivative action complaint, captioned Carey Lynch v. Berkowitz, Case No. 05CH09913, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts, inter alia, a claim for breach of fiduciary duty.  The factual allegations of the complaint are similar to those made in the Cusack and Perles complaints described above.

          On July 18, 2005, the Circuit Court of Cook County consolidated the Cusack, Perles and, Lynch actions.  On August 26, 2005, plaintiffs filed a consolidated amended derivative complaint against certain of the Company’s current and former officers and directors and PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.  On October 3, 2005, defendants, other than PricewaterhouseCoopers LLP, filed their motion to dismiss the consolidated amended derivative complaint based, inter alia, on the failure of plaintiffs to make a pre-suit demand upon the Company’s Board of Directors and failure to state a claim.

Federal Derivative Complaints

          On February 22, 2005, a verified derivative complaint, captioned Myra Cureton v. Richard K. Berkowitz, Case No. 05 C 1050, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts a claim for breach of fiduciary duty.  The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints described above.  On March 16, 2006, the court held a status conference, at which time it directed that the Defendants file a responsive pleading by April 17, 2006, absent an indication from Plaintiffs on or before April 3, 2006, that they intend to file an Amended Complaint.  By order dated March 15, 2006, the court also set a status conference for April 19, 2006.

          On April 13, 2005, a verified derivative complaint, captioned Tai Vu v. Richard Berkowitz, Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts a claim for breach of fiduciary duty.  The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints described above.  On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on May 25, 2005.  On June 20, 2005, plaintiffs filed a consolidated amended derivative complaint asserting claims for breach of fiduciary duty of good faith, breach of duty of loyalty, unjust enrichment, a derivative Rule 10b-5 claim, and a claim against Browne for reimbursement of compensation under Section 304 of the Sarbanes-Oxley Act.  On July 15, 2005, defendants moved to stay the consolidated action under the Colorado River doctrine pending the outcome of the state derivative actions.  On February 27, 2006, the motion was denied.  A status hearing was held on March 13, 2006.  At the status hearing the Judge ordered that Defendants have until April 17, 2006 to file a responsive pleading on the pending complaint, absent an indication from Plaintiffs on or before April 3, 2006 that they intend to file an Amended Complaint.

          Subject to the potential settlement of the Class Action lawsuits described above, the Company intends to contest vigorously these putative class actions and the stockholder derivative suits and exercise all of its available rights and remedies.  Given that these cases may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any.  While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company’s results of operations, financial condition and/or liquidity.

Other

          As previously disclosed, in September 2003 the SEC initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions.  The Company has fully cooperated with the SEC in connection with this formal investigation.

          By letter from counsel dated October 26, 2004, A.L.A. Casting Company, Inc. (“ALA”), a supplier and creditor of Cosmopolitan Gem Corporation (“Cosmopolitan”), informed the Company that it had been defrauded by Cosmopolitan and was owed $506,081.55 for goods shipped to Cosmopolitan for which payment was never received.  ALA claimed that the Company is jointly and severally liable for the full amount of $506,081.55 owed by Cosmopolitan because the Company aided and abetted Cosmopolitan’s fraud and participated in, induced or aided and abetted breaches of fiduciary duty owed to ALA by Cosmopolitan.  ALA has indicated its intention to pursue its claim, but the Company has not received notice that litigation has been filed.  The Company intends to vigorously contest this claim and exercise all of its available rights and remedies.

          On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company’s Board of Directors.  On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company.  On September 27, 2005, the Company filed an arbitration proceeding, as required under the Beryl Raff employment agreement, seeking damages and to enforce the non-competition provision.  On October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff’s employer), in the 380th Judicial District in Collin County, Texas, seeking a declaration of rights, that, among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff’s employment.  The Company has reached a complete settlement with J.C. Penney and Ms. Raff of all matters arising in connection with Ms. Beryl Raff’s employment.  The net proceeds from such settlement are not material.  The details of the settlement are confidential.

          On January 5, 2006, Newcastle Management, L.P. (“Newcastle”) filed a complaint with the United States District Court for the Southern District of New York against the Company, Prentice and Holtzman, as disclosed in Newcastle’s Amendment No. 5 to its Schedule TO.  In general, the complaint alleged that the Company, Prentice and Holtzman had engaged in a series of violations of the federal securities laws, including violations of tender offer rules and regulations.  The complaint was amended on January 31, 2006.  The amended complaint withdrew all allegations against the Company except an allegation that the proposed voting requirements of a simple majority under the reverse stock split was inconsistent with the Company’s charter.  On February 24, 2006, the parties to the litigation held a conference with the court, at which time counsel for all parties in the litigation acknowledged that the claims against Whitehall were moot, and counsel for Newcastle and the Company agreed and consented to dismissal of the amended complaint as to the Company.  Holtzman and Prentice did not object to the dismissal.  On March 17, 2006, the court signed an order dismissing the matter as to Whitehall without prejudice.

          The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business.  Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 3, 2005, the Company entered into a securities purchase agreement with respect to a series of financing transactions with investment funds managed by Prentice and Holtzman (the “Securities Purchase Agreement”) in an effort to improve the Company’s financial condition and liquidity.  As a condition to the closing of these financing transactions, the Company was required to, among other things, solicit and obtain stockholder approval for certain matters, including the election of five of nine directors on the Company’s board of directors.  On December 27, 2005, the Company filed a definitive proxy statement with respect to a Special Meeting of Stockholders to solicit stockholder approval of such matters.  On February 2, 2006, the Company announced that such Special Meeting of Stockholders was cancelled pursuant to the Merger Agreement, and the simultaneous termination of the October 3, 2005 Securities Purchase Agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          Until October 28, 2005, the Company’s common stock was listed for trading on the NYSE under the symbol ‘‘JWL,’’ at which time the shares were suspended from trading on the NYSE due to the Company having an average market capitalization of less than $25 million for 30 consecutive business days. The common stock is now principally traded on the Pink Sheets electronic quotation system under the symbol ‘‘JWLR.PK.’’ The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the NYSE until October 28, 2005 and the high and low closing bid prices per share of common stock on the Pink Sheets electronic quotation system from November 1, 2005 through January 31, 2006 as reported in Bloomberg:

	2006		2005

Year Ended January 31	High	Low	High	Low

First Quarter	$7.85	$6.83	$9.98	$8.65
Second Quarter	7.30	6.27	9.10	7.05
Third Quarter	7.00	0.75	8.63	7.42
Fourth Quarter	1.46	0.77	8.95	6.88

          There is no established trading market for the Company’s Class B common stock.

Holders

          At March 23, 2006, the Company had 382 registered holders of record of its common stock and 103 registered holders of record of its Class B common stock.

Dividends

          The Company did not declare any dividends in fiscal 2005 and 2004 and intends to retain its earnings to finance future growth. Therefore, the Company has no current intention to pay dividends in the foreseeable future. However, it reserves the right to consider such action from time to time depending on the facts, circumstances and financial condition of the Company at such time. The declaration and payment of dividends, if any, is subject to the discretion of the Board of Directors of the Company and to certain limitations under the General Corporation Law of the State of Delaware. In addition, the Company’s Credit Agreement contains restrictions on the Company’s ability to pay dividends. The timing, amount and form of dividends, if any, will depend, among other things, on the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

          In connection with the Bridge Term Loan Credit Agreement, dated as of October 3, 2005, among the Company, PWJ Lending LLC, an investment fund managed by Prentice, Holtzman, and the lending institutions from time to time party thereto (“Bridge Loan Lenders”) (the “Bridge Loan Agreement”), the Company issued warrants, which were immediately exercisable at an exercise price of $0.75 per share, to Prentice and Holtzman to purchase 2,792,462 shares of common stock of the Company (the “Warrants”). The shares of common stock underlying the Warrants represented approximately 19.99% of the capital stock outstanding at the time of issuance of the Warrants.  On December 5 and 6, 2005, Prentice and Holtzman exercised the Warrants to purchase 2,792,462 shares of the Company’s common stock at $0.75 per share. The Company received proceeds from the respective exercises in the aggregate of approximately $2,094,000 and issued the shares of common stock to Prentice and Holtzman.

ITEM 6.	SELECTED FINANCIAL DATA

          The following table sets forth certain financial and operating data of the Company.  The selected statement of operations data and balance sheet data as of and for the fiscal year ended January 31, 2006 and each of the four prior fiscal years are derived from audited financial statements of the Company.  The selected financial information set forth below should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited financial statements appearing elsewhere herein.

(In thousands, except per share and selected operating data)	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001

STATEMENT OF OPERATIONS DATA:
Net sales	$319,625	$320,893	$331,608	$330,281	$328,502
Cost of sales (including buying and occupancy expenses)	221,607	211,007	208,457	205,970	199,735
Inventory valuation allowance	15,287	—	—	—	—
Impairment of long-lived assets	8,649	—	—	—	822

Gross profit	74,082	109,886	123,151	124,311	127,945
Selling, general and administrative expenses(1)	119,330	109,638	109,560	101,028	104,688
Professional fees and other charges(2)	10,564	7,679	21,874	2,899	1,494
Impairment of goodwill	5,662	—	—	—	—

(Loss) income from operations	(61,474)	(7,431)	(8,283)	20,384	21,763
Interest expense	12,536	4,365	4,110	4,341	6,902

(Loss) income before income taxes	(74,010)	(11,796)	(12,393)	16,043	14,861
Income tax expense (benefit)	2,475	(3,607)	(4,438)	6,115	5,172

Net (loss) income from continuing operations	(76,485)	(8,189)	(7,955)	9,928	9,689
Loss from discontinued operations, net of income taxes(3)	(7,872)	(1,694)	(759)	(234)	(35)

Net (loss) income	$(84,357)	$(9,883)	$(8,714)	$9,694	$9,654

DILUTED (LOSS) EARNINGS PER SHARE:
Continuing operations	$(5.38)	$(0.59)	$(0.57)	$0.66	$0.66
Discontinued operations	(0.56)	(0.12)	(0.05)	(0.02)	—

Net (loss) income	$(5.94)	$(0.71)	$(0.62)	$0.64	$0.66
SELECTED OPERATING DATA:
Stores open at end of period	365	382	380	370	364
Average net sales per store(4)	$874,000	$861,000	$925,000	$925,000	$952,000
Average net sales per gross square foot(5)	$995	$976	$1,066	$1,068	$1,093
Average merchandise sale(6)	$350	$304	$285	$302	$304
Comparable store sales (decrease)(7)	(3.9)%	(3.7)%	(0.6)%	(1.9)%	(10.7)%
BALANCE SHEET DATA (AT END OF PERIOD):
Merchandise inventories, net	$142,124	$183,676	$206,146	$196,694	$173,098
Working capital	36,569	40,200	45,678	57,777	52,658
Total assets	186,332	256,830	286,997	272,479	252,091
Total debt	117,211	73,793	80,980	99,630	45,667
Stockholders’ equity, net	16,711	96,623	105,768	117,901	113,145

(1)	In fiscal 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” and has discontinued amortization of goodwill.
(2)	Includes legal, accounting and consulting services expenses, litigation charges and severance accruals.

(3)	Reflects discontinued operations related to 25 stores closed as of January 31, 2006, 24 of which were closed in connection with the store closure plan.
(4)	Average net sales per store represents the total net sales for stores open for a full fiscal year divided by the total number of such stores.
(5)	Average net sales per gross square foot represents total net sales for stores open for a full fiscal year divided by the total square feet of such stores.
(6)	In fiscal year 2005, average merchandise sales includes comparable ongoing stores only.
(7)

Comparable store sales are defined as net sales of stores which are operating for each month in the current reporting period as well as open for the same month during the prior year reporting period.  In fiscal year 2005, the comparable store sales decrease excludes sales during liquidation activities relating to the store closure plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements, including the notes thereto.  This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See the information contained under the heading “Cautionary Statement Concerning Forward-Looking Information” at the beginning of this report.

Overview

          The Company is a mall-based national retailer of fine jewelry operating 365 stores in 38 states as of January 31, 2006.  The Company offers a selection of merchandise in the following categories:  diamonds, gold, precious and semi-precious jewelry and watches.  Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy and perceptions of such conditions, which affect disposable consumer income and/or its use.

          For the fiscal year ended January 31, 2006, the Company recorded a net loss of $84.4 million.  The primary contributors to the net loss were: (i) a 3.9% decline in comparable store sales (excluding sales during liquidation activities relating to the store closure plan) and a decrease in the merchandise gross profit rate; (ii) a charge of $19.9 million, of which $4.6 million was classified as discontinued operations, to record a valuation allowance against merchandise inventory that is currently being liquidated in connection with the store closure plan; (iii) an $11.6 million non-cash impairment charge, of which $2.9 million was classified as discontinued operations, related to the impairment of long-lived assets recorded under the FAS 144 asset held for use model, primarily furniture, fixtures and leasehold improvements, in the Company’s stores (see “—Store Closures” below); (iv) a $3.7 million charge, of which $1.1 million was included in discontinued operations, related to lease termination costs associated with the store closure plan; (v) a $5.7 million impairment charge during the year to write-off goodwill; (vi) a $13.7 million charge to establish a valuation allowance against all of the Company’s deferred tax assets; (vii) professional fees totaling $10.6 million primarily associated with various financing activities and a hostile proxy contest; and (viii) interest expense of $12.5 million primarily associated with higher and more expensive borrowings under the Senior Credit Agreement and the addition of the $30 million bridge loan (the “Bridge Loan”) under the Bridge Loan Agreement which bore interest at 18% per annum.  The Company classified as discontinued operations net losses of $7.9 million during fiscal year 2005, related to the closure of 25 stores as of January 31, 2006, 24 of which were closed as part of the store closure plan discussed below.

          The Company’s business is highly seasonal.  During fiscal year 2005, a significant portion of the Company’s sales and gross profit was generated during the fourth fiscal quarter ended January 31, 2006.  Fourth quarter fiscal year 2005 net loss was $12.5 million as compared to a net loss of $71.9 million recorded in the previous three fiscal quarters.  Historically, income generated in the fourth fiscal quarter ending each January 31 represents all or a majority of the income generated during the fiscal year.  The Company has historically experienced lower net sales in each of its first three fiscal quarters and expects this trend to continue.  The Company’s quarterly and annual results of operations may fluctuate significantly as a result of factors including, among others:  increases or decreases in comparable store sales; the timing of new store openings; net sales contributed by new stores; timing of store remodels and closures; timing of certain holidays and Company-initiated special events; changes in the Company’s merchandise; inventory availability and the Company’s ability to fund inventory purchases and to time such purchases correctly; marketing or credit programs; the availability and cost of financing; the stability of the management team; general economic, industry, weather conditions and disastrous national events that affect consumer spending; and the pricing, merchandising, marketing, credit and other programs of competitors.

Management Changes

          The Company continued to experience significant management changes in the fourth quarter of fiscal year 2005.  On November 9, 2005, Robert Baumgardner joined the Company as President and Chief Executive Officer.  With the hiring of Mr. Baumgardner, Mr. Levy resigned as interim Chief Executive Officer.  Mr. Levy continues to serve on the Company’s Board of Directors and was elected Chairman of the Board of Directors on November 10, 2005.  Effective November 29, 2005, Steven J. Pully, the President of Newcastle, resigned from the Company’s Board of Directors.  Effective March 15, 2006, Robert Baumgardner, the Company’s Chief Executive Officer, Edward Dayoob, Jonathan Duskin, Seymour Holtzman and Charles Phillips were appointed to the Company’s Board of Directors pursuant to the Merger Agreement.  In March 2006, the Company announced that Matthew Patinkin, Executive Vice President of Operations, will be assuming the new role of Executive Vice President of Business Development and that David Harris has joined the Company as the Vice President of Store Operations.

Store Closures

          In November 2005, the Company announced a plan to close approximately 77 retail stores. To assist with the closing of these stores, the Company entered into a store closing and inventory liquidation agreement during early November 2005 with a third party to liquidate inventories through store closing sales.  Pursuant to terms of this agreement, the Company will receive cash proceeds from the liquidating stores of not less than 55% of the total cost of the merchandise inventory, plus the reimbursement of certain expenses to operate the store, as defined in the agreement, such as advertising, personnel, supervisory, occupancy and travel expenses. The Company took a charge of approximately $19.9 million during the third and fourth quarters related to the reduction in net realizable inventory value for the stores to be closed.  In addition, the decision to close these stores resulted in an impairment of the respective stores’ long-lived assets, as the carrying amount of the respective stores’ long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives.  The Company recorded long-lived asset impairment charges of $11.6 million in the fiscal year ended January 31, 2006, of which $8.4 million related to the store closures.

          During the fourth quarter of fiscal year 2005, the Company generated $23.5 million in proceeds from the liquidation of inventory through a third party in the 77 closing stores and incurred $8.7 million in selling expenses to operate the closing stores during the same period.  During the fourth quarter of fiscal year 2005, the Company reduced by $6.5 million the $19.9 million inventory valuation allowance established earlier in fiscal year 2005.  The Company recorded $5.0 million of this reduction in cost of sales and $1.5 million was classified in discontinued operations.

          The Company also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings and recorded a charge of $3.7 million in the fourth fiscal quarter for the estimated cost of lease buyouts and related costs.  The Company has not reached written agreements regarding lease terminations with any landlords.  Leases for all closed stores are or will be in default in the near term.  The Company continues to work with its landlords to reach consensual agreements on the terms of such lease terminations.  There is no assurance that such agreements will be reached, which could have a material adverse effect on the Company’s financial statements.

          As of January 31, 2006, the Company had closed 25 stores, of which 24 related to the store closure plan. During February and March 2006, an additional 36 stores were closed.  The Company currently plans to close 10 stores in April 2006 and plans to operate the remaining seven stores for a portion of fiscal year 2006 or beyond.

Merger Agreement

          In the near term the Company plans to call a Special Meeting of Stockholders at which stockholders of the Company will be asked to consider and vote upon the adoption of the Merger Agreement.  The Merger pursuant to the Merger Agreement is the second and final step in the acquisition of the Company by Holtzman and Prentice.  The first step was the Offer.  In connection with the Merger Agreement, the parties terminated the Securities Purchase Agreement previously entered into with Prentice and Holtzman.  Also, the January 31, 2006 maturity of the Company’s Bridge Loan Agreement, dated October 3, 2005, was extended for three years pursuant to the Amended and Restated Term Loan Agreement.  In connection with the Merger Agreement, on February 1, 2006, Prentice and Holtzman made an additional $20 million loan to the Company for working capital and general corporate purposes.

          Based on information provided by Continental Stock Transfer & Trust Company, the depositary for the Offer, a total of 8,432,249 shares of common stock, representing approximately 50.3% of the outstanding common stock of the Company, were validly tendered pursuant to the Offer, including the subsequent offering period. Together with common stock beneficially owned by Prentice and Holtzman, WJ Acquisition Corp., an affiliate of Prentice and Holtzman, owns an aggregate of 12,716,044 shares of common stock, representing approximately 76% of the outstanding common stock of the Company.  All such shares of common stock validly tendered and not withdrawn have been accepted for purchase in accordance with the terms of the Offer. The Company and Prentice and Holtzman are taking all actions within their control to effect as promptly as practicable a merger of the Company with WJ Acquisition Corp. in which all remaining holders of the Company’s common stock will receive the same $1.60 per share, net in cash, consideration for their shares as the holders who tendered their shares of common stock in the Offer.

Results of Operations

          The following table sets forth for the periods indicated certain information derived from the statements of operations of the Company expressed as a percentage of net sales for such periods.

Percentage of net sales	Fiscal 2005	Fiscal 2004	Fiscal 2003

Net sales	100.0%	100.0%	100.0%
Cost of sales (including buying and occupancy expenses)	69.3	65.7	62.9
Inventory Valuation Allowance	4.8	—	—
Impairment of long-lived assets	2.7	—	—
Gross profit	23.2	34.3	37.1
Selling, general and administrative expenses	37.3	34.2	33.0
Professional fees and other charges	3.3	2.4	6.6
Impairment of goodwill	1.8	—	—
Loss from operations	(19.2)	(2.3)	(2.5)
Interest expense	3.9	1.4	1.2
Loss before income taxes	(23.1)	(3.7)	(3.7)
Income tax (benefit) expense	0.8	(1.1)	(1.3)
Net loss from continuing operations	(23.9)	(2.6)	(2.4)
Loss from discontinued operations, net of tax	(2.5)	(0.5)	(0.2)
Net loss	(26.4)%	(3.1)%	(2.6)%

Fiscal Year 2005 Compared to Fiscal Year 2004

          Net Sales

          Net sales for the fiscal year ended January 31, 2006 decreased $1.3 million, or 0.4%, to $319.6 million from $320.9 million in the prior year period.  Sales in stores open for more than one year decreased $4.5 million, or 1.3%, in fiscal year 2005 from the prior year period.  However, comparable store sales (excluding sales during liquidation activities relating to the store closure plan) decreased $11.8 million, or 3.9%, in fiscal 2005 from the prior year period.  Additionally, sales decreased by $1.5 million due to the lack of fiscal 2005 sales from stores closed during fiscal 2004, partially offset by fewer temporary store remodeling closures.  These decreases were partially offset by increased sales of $7.5 million in the fourth quarter of fiscal 2005 due to store closure liquidation activities and by $4.0 million of sales related to new store openings. In addition, net sales increased by $0.6 million due primarily to changes in the provision for sales returns and allowances resulting from the decrease in sales.  The comparable store sales decrease was primarily due to lower merchandise unit sales in fiscal year 2005 in comparison to the prior year period.  The total number of merchandise units sold (excluding closing stores) decreased by 14.4% in fiscal year 2005 compared to the prior year period while the average price per item sold increased by approximately 12.2% to $350 in fiscal year 2005 from $312 in the prior year.  The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during fiscal year 2005 compared to fiscal year 2004.  The decrease in unit sales in fiscal year 2005 was also attributable, in part, to a major initiative launched in July 2004 to accelerate the sale of certain discontinued merchandise that was determined to be inconsistent with the Company’s branding strategy on which price reductions were taken.  During the second half of July of fiscal 2004, sales of such merchandise contributed to double-digit comparable store sales increases of these discontinued items.  Credit sales as a percentage of net sales decreased to 41.2% in fiscal year 2005 from 42.1% in fiscal 2004.  The Company opened 8 new stores and closed 25 stores during fiscal year 2005, decreasing the number of stores operated to 365 as of January 31, 2006 from 382 as of January 31, 2005.

          Gross Profit

          Gross profit for the fiscal year 2005 decreased $35.8 million, or 32.6%, to $74.1 million from $109.9 million in fiscal year 2004.  Gross profit as a percentage of net sales decreased to 23.2% in fiscal year 2005 compared to 34.3% in fiscal year 2004.  The gross profit rate decreased by approximately 480 basis points due to a $15.3 million ($19.9 million less $4.6 million classified as discontinued operations) inventory valuation allowance recorded in continuing operations during the third and fourth quarters of fiscal year 2005 due to the inventory liquidation sales being conducted in connection with the store closure plan.  The valuation allowance was based upon management’s estimate of the net proceeds to be received in connection with the liquidation of inventory in the closing stores.  Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management’s current estimate.  In addition, the gross profit rate decreased by approximately 270 basis points resulting from the $8.7 million ($11.6 million less $2.9 million classified as discontinued operations) non-cash charge recorded in continuing operations during fiscal year 2005 related to the impairment of long-lived store fixed assets.  Merchandise gross margins declined by approximately 260 basis points resulting from lower margins related to store liquidation sales, increases in diamond and gold costs and changes in merchandise sales mix as well as additional promotional offers in fiscal year 2005 compared to the prior year period.  Additionally, the gross profit rate decreased by approximately 90 basis points primarily as a result of an increase in the provision for substandard inventory.

          The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation.  During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that, in addition to the items remaining in the Company’s clearance program, $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation.  The vast majority of these goods have been liquidated through the store closure plan discussed above during fiscal year 2005 and subsequent to year end.

          The Company continues to review its merchandise inventory presentation and offers discounts in order to accelerate sales on merchandise that will not be a part of its future merchandise assortment through its ongoing clearance program.  Based on currently anticipated selling prices, the Company expects to achieve positive merchandise margins on such merchandise.  In future periods, the Company may consider alternative methods of disposition for this inventory.  Such alternatives may result in additional valuation allowances.

          Expenses

          Selling, general and administrative expenses, excluding professional fees and other charges, in fiscal year 2005 increased $9.7 million, or 8.8%, to $119.3 million from $109.6 million in fiscal year 2004.  As a percentage of net sales, selling, general and administrative expenses increased to 37.3% of sales in fiscal year 2005 from 34.2% in fiscal year 2004.  Higher personnel expense ($5.0 million) and other expenses ($6.3 million) were partially offset by lower credit expense ($1.1 million) and lower advertising expense ($0.6 million).  Payroll costs increased primarily due to the addition of support office positions, higher salary and wage rates, and an increase in medical benefit costs and higher personnel costs associated with store closures.  Other expenses increased due to higher directors and officers insurance and store liquidation costs.  The decrease in credit expense is primarily due to a favorably negotiated contract in fiscal 2005, a shift in the mix of private label credit card promotions that resulted in a lower discount rate and a decrease in credit card sales.  These decreases were partially offset by an increase in the overall credit card discount rate resulting from increases in the U.S. prime rate in comparison to the prior period.

          Professional fees and other charges increased $2.9 million or 37.6% to $10.6 million in fiscal year 2005 from $7.7 million in fiscal year 2004.  The increase in professional fees was primarily attributable to higher professional fees associated with financing matters including the Prentice/Holtzman transactions as well as a hostile proxy contest, partially offset by lower severance related charges.

          Loss from Operations

          As a result of the factors discussed above, loss from operations was $61.5 million in fiscal year 2005 compared to $7.4 million in fiscal year 2004.  As a percentage of net sales, loss from operations was 19.2% in fiscal year 2005 as compared to 2.3% in fiscal year 2004.

          Interest Expense

          Interest expense increased $8.1 million, or 187.2%, to $12.5 million in fiscal year 2005 from $4.4 million in fiscal year 2004. The increase in interest expense resulted from higher average interest rates associated with the Bridge Loan Agreement, the two amendments to the Senior Credit Agreement, higher amortization due to additional deferred loan costs associated with the Bridge Loan Agreement and the Senior Credit Agreement and increases in the interest rate as compared with the year-ago period.  Also, interest expense increased due to higher average borrowings during fiscal year 2005 as compared to the prior year period.  In addition, interest expense increased due to the accretion of the discount on the Bridge Loan, partially offset by the change in the value of the Warrants as of October 31, 2005.

          Income Tax Expense/Benefit

          In the second quarter of fiscal year 2005, the Company recorded a valuation allowance of $13.7 million against all of its deferred tax assets.  In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized.  This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income.

          Income tax expense was $2.5 million in fiscal year 2005 compared to an income tax benefit of $3.6 million in fiscal year 2004.  The Company’s income tax benefit associated with fiscal year 2005 loss, offset by the valuation allowance recorded against its deferred tax assets, resulted in an effective income tax rate of 3.0%.  The Company’s annual effective income tax rate was 30.6% for fiscal year 2004.

          Discontinued Operations

          The Company closed 25 stores in fiscal year 2005.  The loss of $7.9 million reflects the operating losses for the period the stores were open in fiscal year 2005.  Sales, cost of sales and selling, general and administrative expenses related to the 25 closed stores were excluded from continuing operations in both fiscal year 2005 and fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

          Net Sales

          Net sales decreased $10.7 million, or 3.2%, to $320.9 million in fiscal year 2004 from $331.6 million in fiscal year 2003.  Comparable store sales decreased $12.5 million, or 3.7%, in fiscal year 2004.  Additionally, sales were lower by $4.2 million due to store closings and stores closed for remodeling for limited periods.  These decreases were partially offset by sales from new store openings of $5.9 million, $0.3 million due to changes in the provision for sales returns and allowances and support office sales.  The comparable store sales decrease was primarily due to lower unit sales in fiscal year 2004 in comparison to the prior year.  The total number of merchandise units sold decreased 9.8% in fiscal year 2004 compared to fiscal year 2003 while the average price per item sold increased by approximately 6.7% to $304 in fiscal year 2004 from $285 in fiscal year 2003.  The decline in the number of merchandise units sold was due in part to a decrease in the number of lower price-point items sold during promotional events and the holiday season during fiscal year 2004 compared to fiscal year 2003.  The increase in average price per merchandise sale was due in part to sales of certain discontinued merchandise on which price reductions were taken which had an average price per merchandise sale of $378 in fiscal year 2004.  Excluding such merchandise, the average price per merchandise sale was $297 in fiscal year 2004.  Credit sales as a percentage of net sales increased to 42.1% in fiscal year 2004 from 40.3% in fiscal 2003.  The Company opened 6 new stores and closed 4 stores during fiscal year 2004, increasing the number of stores operated to 382 as of January 31, 2005 from 380 as of January 31, 2004.

          Gross Profit

          Gross profit decreased $13.3 million, or 10.8%, to $109.9 million in fiscal year 2004, from $123.2 million in fiscal year 2003.  As a percentage of net sales, gross profit decreased to 34.3% in fiscal year 2004 from 37.1% in fiscal year 2003.  The gross profit rate decreased by approximately 140 basis points due to increases in store occupancy, depreciation and buying costs, and the de-leveraging of such costs due to the decrease in fiscal year 2004 sales.  Merchandise gross margins declined by approximately 115 basis points resulting from price reductions on certain discontinued merchandise beginning mid-July 2004.  The gross profit rate was negatively impacted by approximately 50 basis points due to an increase in the provision for certain damaged and other merchandise inventories.  The gross profit rate was also negatively impacted by an increase in the sales mix of items which carry a lower margin.  These margin decreases were partially offset by somewhat lower in-store discounting, and price increases which were implemented during 2004 on certain merchandise items.

          The Company has historically offered clearance merchandise for sale, representing merchandise identified from time to time that will not be part of its future merchandise presentation.  During the second and third quarters of fiscal year 2004, the Company reviewed its merchandise inventory presentation and determined that $70.4 million of its merchandise inventory at cost would not be part of its future merchandise presentation in addition to the items remaining in the Company’s clearance program.  Price reductions were taken on these items which have resulted in and will continue to result in lower than historical margins on such merchandise.  Sales of these items totaled approximately $30.8 million with an approximate merchandise cost of $18.6 million since program inception in July 2004.  In addition, the Company has reduced such discontinued merchandise by approximately $2.0 million due in part to vendor returns.  As of January 31, 2005, the Company had approximately $49.8 million, at cost, of such discontinued merchandise inventory.  The impact of these sales accounted for a margin decline of approximately 115 basis points during fiscal year 2004.  Based on currently anticipated selling prices, the Company expects to achieve positive, but lower than historical merchandise margins on such merchandise.  It is the Company’s current expectation to continue to offer for sale in all or a portion of its stores the remaining amount of this merchandise in future periods, which will negatively impact margins.  The Company in future periods may consider alternative methods of disposition for this inventory.  Such alternatives may result in additional valuation allowances.

          Expenses

          Selling, general and administrative expenses, excluding professional fees and other charges, was $109.6 million in fiscal year 2004 and fiscal year 2003.  As a percentage of net sales, selling, general and administrative expenses increased to 34.2% in fiscal year 2004 from 33.0% in fiscal year 2003.  Higher personnel expense ($2.2 million) and higher credit expense ($0.1 million) were partially offset by lower advertising expense ($1.1 million) and lower other expense ($0.8 million).  Payroll costs increased primarily due to the addition of support office positions, improving the quality of support office staff and associated recruiting costs.  Advertising expense decreased due to the elimination of holiday radio advertising, a reduction in the number of names mailed in direct mail campaigns and the elimination of certain promotional flyers.  The decrease in other expense is primarily due to lower accruals for insurance and lower accruals for state and local taxes, based on revised estimates, than those recorded in the prior year.

          Professional fees and other charges decreased by $14.2 million to $7.7 million in fiscal year 2004 from $21.9 million in fiscal year 2003.  As previously disclosed, on September 28, 2004, the Company announced that it entered into a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York and that it reached a settlement of the consolidated Capital Factors actions.  Professional fees decreased by approximately $6.5 million in fiscal year 2004 from the prior year primarily due to the settlement of the consolidated Capital Factors actions and the non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York, partially offset by approximately $1.2 million of costs incurred in connection with compliance with certain sections of the Sarbanes-Oxley Act of 2002.  In addition, during fiscal year 2004, the Company recorded an accrual of approximately $1.0 million primarily related to the settlement of the consolidated Capital Factors actions, the non-prosecution agreement with the United States Attorney’s as compared to an accrual of $8.6 million recorded in fiscal year 2003 due to such matters.  In addition, the Company recorded a severance related charge of approximately $0.8 million during fiscal year 2004 as compared to a charge of approximately $1.0 million during fiscal year 2003.

          Loss from Operations

          As a result of the factors discussed above, loss from operations was $7.4 million in fiscal year 2004 compared to $8.3 million in fiscal year 2003.  As a percentage of net sales, loss from operations was 2.3% in fiscal year 2004 as compared to 2.5% in fiscal year 2003.

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

          Income Tax Benefit

          Income tax effective rate decreased in fiscal year 2004 to 30.6% from 35.8% in fiscal year 2003.  The income tax benefit associated with the loss in fiscal year 2004 was partially offset by a change in the Company’s valuation allowance with respect to the Company’s current expected ability to use certain state income tax net operating loss carry forwards in certain jurisdictions, resulting in an overall decrease in the effective tax rate.  At January 31, 2005, the Company had $8.3 million of federal net operating loss carryforwards available.  The deferred tax asset for federal net operating loss carryforwards is reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences and management’s forecast of future taxable income.  Management has concluded that no valuation allowance was necessary on the federal net operating loss carryforward and remaining net deferred tax assets as utilization is more likely than not to occur.  However, should actual taxable income for fiscal year 2005 differ unfavorably in comparison to management’s forecast of future taxable income, a valuation allowance against the full amount of the federal net operating loss may be required.

Discontinued Operations

          The $1.7 million loss on discontinued operations relates to the losses incurred in fiscal 2004 by the 25 stores closed during the third and fourth quarters of fiscal 2005. Sales, cost of sales and direct operating expenses related to the 25 closed stores were excluded from continuing operations.

Liquidity and Capital Resources

          The Company’s cash requirements consist principally of funding inventory for existing stores, capital expenditures and working capital (primarily inventory) associated with the Company’s new stores and seasonal working capital needs.  The Company’s primary sources of liquidity have historically been cash flow from operations and bank borrowings under the Senior Credit Agreement, as amended effective October 3, 2005.  As of January 31, 2006, the calculated revolver borrowing base availability pursuant to the Senior Credit Agreement was $71.8 million.  The Company had $64.9 million of outstanding borrowings under the revolving loan facility as of January 31, 2006.  Immediately after the Company received $20 million of proceeds before deduction of certain fees and expenses of the Prentice/Holtzman transaction on February 1, 2006, the Company’s borrowings under the Senior Credit Agreement were $48.0 million and the calculated revolver availability was $83.8 million.

          A substantial portion of the merchandise sold by the Company is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing the Company’s direct capital investment in inventory.  Consigned inventories from merchandise vendors declined to $56.2 million at January 31, 2006 from $82.8 million at January 31, 2005.  The willingness of vendors to enter into such arrangements declined during fiscal 2005 due to, among other things, the limited liquidity and lack of profitability of the Company.  In connection with the $30 million Bridge Loan, as well as an amendment of the Senior Credit Agreement with the senior lenders, the vendors agreed to a Term Sheet with the Company, Prentice/Holtzman and the senior lenders to, among other things, defer to September 30, 2007 the scheduled payment of $22.3 million of past due amounts owing to the vendors.  Vendors’ willingness to enter into ongoing consignment arrangements is based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in diamond, colored stone and gold prices, inflation, the financial condition of the Company, the vendors’ understanding that the Company bears risk of loss but does not possess title, and a number of economic or competitive conditions in the jewelry business or the general economy.  Any change in these relationships could have a material adverse effect on the Company’s results of operations or financial condition.

           The Company has experienced recurring losses from operations in each of the last three fiscal years, as well as significant negative cash flow from operations during fiscal 2005. The Company’s recent operating performance and liquidity deficiencies, the uncertainties underlying the business climate, and the uncertainty related to the financial impact of the changes in strategic direction, raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business.  As a result of these operational issues, the Company is in the process of implementing initiatives intended to increase sales, improve gross margin, and reduce certain operating expenses.  Several of the planned initiatives are in progress, including, but not limited to: (1) improving management over field operations through a restructuring of the Company’s field supervisory structure; (2) implementing new sales focused initiatives spearheaded by a newly structured training department; (3) implementing new field incentive compensation plans; (4) repricing of certain merchandise items to improve their initial mark-up; (5) increasing control over in store price discounting; and (6) reducing professional fees which in fiscal 2005 were driven primarily by the Company’s various financing transactions and a proxy contest.  The Company expects to return to long-term profitability and positive operating cash flow as a result of these and other initiatives to improve operating performance.  During fiscal year 2006, the Company expects to have adequate borrowing availability under the Senior Credit Agreement to fund its current operations.

Fiscal Year 2005

          The Company’s cash used in operating activities was $13.6 million in fiscal year 2005 compared to cash provided by operations of $12.6 million in fiscal year 2004.  A net loss of $84.4 million and decreases in accounts payable and trade notes payable ($19.3 million) and other long-term liabilities ($1.2 million) were partially offset by depreciation and amortization ($14.8 million), inventory valuation allowance ($19.9 million), impairment of long-lived assets ($11.6 million), impairment of goodwill ($5.7 million), proceeds from a contract sign-on bonus ($2.0 million), decreases in merchandise inventory ($21.6 million) and current income tax benefit ($3.9 million), and increases in net deferred taxes ($3.2 million), accrued payroll ($2.1 million) and other accrued expenses and credits ($6.0 million). The decrease in merchandise inventories was primarily due to the liquidation of inventory through store closing sales, the sale of inventory, including slow moving inventory, at the Company’s remaining stores and lower inventory purchases compared to the prior year. The decrease in accounts payable was primarily due to lower purchases during the period and shorter payment terms associated with full purchases. Increases in accrued payroll resulted from higher accrued incentives earned under a special fourth quarter field incentive program, accruals for severance arrangements and additional accrued salaries due to the timing of year end. Increases in other accrued expenses resulted from $3.7 million of accruals for lease terminations costs primarily associated with planned store closures and higher professional fees associated with financing matters as well as a hostile proxy contest.

          Cash used in investing activities included the funding of capital expenditures of $4.3 million, related primarily to the opening of 8 new stores and remodels during fiscal year 2005, compared to $4.7 million used for capital expenditures primarily related to the opening of 6 new stores and remodels during fiscal year 2004.

          The Company generated cash from financing activities in fiscal 2005 through proceeds from the Bridge Loan Agreement ($30.0 million) and sale of Warrants ($2.1 million). The Company used cash from financing activities by decreasing revolver borrowing ($8.9 million) and outstanding checks ($0.8 million).  The Company paid financing costs ($4.7 million) associated with the amendment to the Senior Credit Agreement and the Bridge Loan Agreement.  Stockholders’ equity decreased to $16.7 million at January 31, 2006 from $96.6 million at January 31, 2005.

Fiscal Year 2004

          The Company’s cash flow provided by operating activities was $12.6 million in fiscal 2004 compared to $36.9 million in fiscal 2003.  Decreases in merchandise inventories ($22.5 million) and other current assets ($0.5 million) were offset by decreases in other accrued expenses ($10.0 million), deferred income taxes ($1.1 million), accrued payroll ($0.6 million), customer deposits ($0.6 million), accounts payable ($0.3 million) and accounts receivable ($0.1 million) and an increase in current income tax benefit ($1.7 million).  The decrease in merchandise inventories was due in part to the sales of certain merchandise that will no longer be part of the Company’s future merchandise presentation.  The decrease in accrued expenses is due in part to the payments to Capital Factors, International Diamonds, L.L.C. and Astra Diamonds Manufacturers in connection with the settlement of the consolidated Capital Factors actions.

          Cash used in investing activities included the funding of capital expenditures of $4.7 million, related primarily to the opening of 6 new stores as well as remodels in fiscal 2004, compared to $11.5 million used for capital expenditures in 2003.

          The Company utilized cash for financing activities in fiscal 2004 primarily to decrease revolver borrowing ($6.5 million), to repay the Company’s subordinated debt at maturity ($0.6 million), to pay financing costs ($0.3 million) associated with amendments to the Senior Credit Agreement, and to decrease outstanding checks ($0.1 million).  Stockholders’ equity decreased to $96.6 million at January 31, 2005 from $105.8 million at January 31, 2004.

Other Liquidity and Capital Resources Elements

          Revolver

           Effective July 29, 2003, the Company entered into the Senior Credit Agreement to provide for a total facility of up to $125 million through July 28, 2007.  The Company amended the Senior Credit Agreement effective April 6, 2005 in order to, among other things, (i) provide for additional availability under the revolving credit facility through the funding of a $15.0 million additional facility from LaSalle and Back Bay Capital Funding LLC (“Back Bay”) which was funded at closing and will be due July 31, 2006, (ii) add a discretionary overadvance subfacility from LaSalle in the amount of $2 million,

(iii) terminate the precious metal consignment facility, (iv) change the maturity date for all outstanding amounts under the Senior Credit Agreement from July 28, 2007 to July 31, 2006, (v) increase the interest rate payable on LIBOR loans from 2.50% to 3.00% above LIBOR, (vi) amend the Fixed Charge Coverage Ratio (as defined in the Senior Credit Agreement) covenant not to be less than 0.75:1.00 as measured at the last day of each of the months during the period of April 2005 to October 2005, 0.80:1.00 at November 30, 2005 and 1.00:1.00 as measured at the last day of each of the months from December 2005 and each month thereafter, (vii) add additional financial covenants related to Minimum Accounts Payable, Capital Expenditures and Minimum Borrowing Availability of $2.0 million (each as defined in the Senior Credit Agreement), (viii) amend the calculation of the borrowing base to lower the advance rate on inventory for certain periods and to modify the types of inventory and accounts receivable included, (ix) add a reserve in the amount of $7.0 million to the borrowing base pending satisfactory completion of a field examination report by LaSalle and Back Bay and (x) add a reserve in the amount of $5.0 million to the borrowing base effective February 1, 2006.  The field examination report referred to in clause (ix) above was subsequently completed during April 2005, and the $7.0 million reserve was removed in May 2005.

          On October 3, 2005, the Company entered into a Waiver, Consent and Fourth Amendment (the “Fourth Amendment”) to the Senior Credit Agreement by and among the Company, LaSalle, as administrative agent and collateral agent for the Banks, the Banks, Bank of America, N.A., as managing agent, and Back Bay, as accommodation facility agent.  In connection with the Fourth Amendment, the Company incurred $1,533,000 in financing costs, which have been deferred on the Company’s balance sheet and amortized over the term of the Senior Credit Agreement and included in interest expense.

          Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140 million (the “Revolving Facility”) including an accommodation facility of $15 million (the “Accommodation Facility”), each having a maturity date of October 3, 2008.  The revolving line of credit is limited by a borrowing base computed based primarily on the value of the Company’s inventory and accounts receivable.  Availability under the revolver is based on amounts outstanding thereunder.  The Fourth Amendment removed the financial performance covenants, modified the borrowing base calculation and increased the minimum required availability covenant to $7.0 million.  The Senior Credit Agreement remains secured by substantially all of the assets of the Company.  The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings.  The Senior Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures.

          As of January 31, 2006, the calculated revolver availability as determined on February 1, 2006, pursuant to the Senior Credit Agreement was $71.8 million.  Due, in part, to the Company’s deteriorating financial position, such availability had been unilaterally reduced by the Senior Credit Agreement lenders in the amount of $5.0 million on January 13, 2006 and an additional $5.0 million on January 24, 2006.  On February 2, 2006, the lenders under the Senior Credit Agreement reinstated the $10.0 million of availability in connection with the waiver described below. The Company had $64.9 million of outstanding borrowings under the revolving loan facility as of January 31, 2006.

          Borrowings under the Revolving Facility bear interest at the option of the Company (i) at the LIBOR rate plus 250 basis points, or (ii) at the higher of (a) LaSalle’s prime rate and (b) the federal funds effective rate plus 50 basis points (such higher rate, the “Base Rate”).  Borrowings under the Accommodation Facility bear interest at the Base Rate plus 800 basis points.  The Company may prepay without penalty and reborrow under the Revolving Facility.  Interest is payable monthly for LIBOR and prime borrowings.

          The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid.  The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default (as defined under the Senior Credit Agreement).

          On February 1, 2006, the Company was in default under its Senior Credit Agreement because, among other things, the Company did not receive an expected $20.0 million cash infusion on or before January 31, 2006.  However, the Senior Credit Agreement lenders waived the default pursuant to an acknowledgement, consent and waiver dated as of February 1, 2006 (effective upon the extension of the Bridge Loan maturity date and the making of the additional $20 million loan, as described above, and application of the net proceeds in reduction of the amounts outstanding under the Senior Credit Agreement) and consented to the extension of the Bridge Loan maturity date and the making of the additional $20 million loan. The lenders also consented to and waived any events of default caused solely by the acquisition of the Company pursuant to the Merger Agreement, so long as the Offer contemplated by the Merger Agreement was consummated on or before May 31, 2006. The Offer was in fact completed prior to that date.

          The interest expense under the Revolving Facility for the years ended January 31, 2006, 2005 and 2004 was $6,913,000, $3,981,000 and $2,900,000, respectively, reflecting a weighted average interest rate of 8.1%, 4.4% and 3.2%, respectively.

          The carrying amount of the Company’s borrowings under the Senior Credit Agreement approximates fair value based on current market rates.

          The Company periodically determines the value of the unused facility based upon a formula the result of which varies with fluctuations in inventory and receivable levels and aggregate borrowings.  The peak outstanding borrowing under the Company’s Senior Credit Agreement during fiscal 2005 and 2004 was $112.4 million and $106.5 million, respectively.  The unused facility and availability was $6.9 million as of January 31, 2006.  Cash receipts are applied against the outstanding borrowings on a daily basis in accordance with the credit facility provisions.

          The Company expects to have adequate availability under the Senior Credit Agreement throughout fiscal year 2006.  However, should actual financial results differ unfavorably from the Company’s current expectations, the availability under the Senior Credit Agreement may be adversely impacted and inadequate to fund current operations.

          Term Loan

          On October 3, 2005, the Company entered into the Bridge Loan Agreement with PWJ Lending, an investment fund managed by Prentice, Holtzman, and PWJ Lending as administrative agent and collateral agent for the Bridge Loan Lenders.  Under the Bridge Loan Agreement, the Bridge Loan Lenders provided the Bridge Loan to the Company in the aggregate principal amount of $30,000,000, which bore interest at a fixed rate of 18% per annum, payable monthly.  The proceeds of the Bridge Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that was disbursed into a third party escrow account established for the benefit of certain of the Company’s trade vendors and to pay fees and expenses associated with the October 3 transaction.  The Company’s obligations under the Bridge Loan Agreement (as amended by the Amended and Restated Term Loan Agreement) are secured by a lien on substantially all of the Company’s assets which ranks junior in priority to the liens securing the Company’s obligations under the Senior Credit Agreement.  The Bridge Loan Agreement (as amended by the Amended and Restated Term Loan Agreement) contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company’s Senior Credit Agreement (as amended by the Fourth Amendment).  In connection with the Bridge Loan Agreement, the Company incurred $795,000 in financing costs, which have been deferred on the Company’s balance sheet and amortized over the term of the original three-month life of the Bridge Loan and included in interest expense.

          In connection with the Bridge Loan Agreement, the Company issued 7-year Warrants, which were immediately exercisable, with an exercise price of $0.75 per share to the Bridge Loan Lenders to purchase 2,792,462 shares of the Company’s common stock (approximately 19.99% of the capital stock outstanding at the time of issuance).

          The Warrants were accounted for in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Based on a valuation using the Black-Scholes model, the fair value ascribed to these Warrants, at the date of issuance, was determined to be $0.80 per share of common stock for a total value of approximately $2,234,000.  The value assigned to the Warrants constituted a discount to the Bridge Term Loan and was accreted over the original three-month life of the Bridge Term Loan as non-cash interest expense.

          On December 5 and 6, 2005, Holtzman and Prentice exercised the Warrants to purchase 2,792,462 shares of the Company’s stock at $0.75 per share.  The Company received proceeds from the respective exercises in the aggregate of approximately $2,094,000 and issued the shares of common stock to Holtzman and Prentice.

          On February 1, 2006, the January 31, 2006 maturity of the Bridge Loan was extended for three years, subject to customary conditions, in connection with the Merger Agreement (as discussed in Note 4 to the financial statements), and the Bridge Loan Lenders made an additional $20.0 million loan to the Company effective February 2, 2006.  In addition, as of February 2, 2006, the Bridge Loan bears interest at a fixed rate of 12% per annum, payable at maturity.  As a result of the three-year term extension, the Company reclassified the $30.0 million Bridge Loan from a current liability to a non-current liability in its balance sheet at January 31, 2006.  On February 1, 2006 the Company was in default under its Bridge Loan Agreement.  However, the Bridge Loan Agreement was amended and restated in its entirety pursuant to the Amended and Restated Term Loan Agreement to provide for the extension of the Bridge Loan maturity date and the making of the additional $20 million loan.

          The interest expense under the Bridge Loan for the year ended January 31, 2006 was $1,815,000, reflecting a weighted average interest rate of 18.0%.  As of January 31, 2006, the carrying amount of the Company’s borrowings under the Bridge Loan approximated fair value based on current market rates.

          Trade Payables

          During the third quarter of fiscal year 2005, the Company, Prentice Capital and the Banks party to the Senior Credit Agreement executed a term sheet (the “Term Sheet”) with certain trade vendors.  Vendors holding over 99% of the Company’s aggregate trade debt to inventory suppliers (“Suppliers”) executed the Term Sheet.  The Term Sheet provided a mechanism for (i) the Company’s satisfaction of its current trade debt (“Trade Debt”) to participating Suppliers, and (ii) the participating Suppliers’ prompt delivery of merchandise to the Company for the 2005 holiday season.  Under the provisions of the Term Sheet, the Company made payments totaling 50% of the Trade Debt at various times through January 16, 2006.  A final payment in the amount of 50% of the Trade Debt, plus accrued interest at 6% from and after January 17, 2006, is required to be made on or about September 30, 2007.  The obligations to pay the final 50% of the Trade Debt will be secured by a security interest in substantially all of the Company’s assets ranking junior to the interests securing the Senior Credit Agreement and the Bridge Loan Agreement.  The Term Sheet is subject to and conditioned upon the execution of definitive documentation among the parties.

          In connection with the Term Sheet, the Company reclassified approximately $22,336,000, representing 50% of the aggregate trade debt of the suppliers that executed the Term Sheet, of the trade accounts payable, to non-current accounts payable.  The Company is in the process of completing the vendor extension agreement among the parties and issuing notes to the participating Suppliers for the non-current portion of accounts payable.

          Standby Letters of Credit

          As of January 31, 2006, the Company maintained standby letters of credit in the aggregate of $6,480,000 issued to various third parties as beneficiaries pursuant to contracts entered into in the normal course of business.  Such standby letters of credit are secured by the Company’s Senior Credit Agreement and reduce the calculated revolver availability pursuant to the Senior Credit Agreement.

          During November 2005 two standby letters of credit were issued with this third party as the beneficiary in the aggregate amount of $1,700,000, in accordance with the third party agreement that the Company entered into to assist it with the closing of 77 stores and related inventory liquidation.  The standby letters of credit were issued to secure any earned but unpaid fees or reimbursable costs incurred by the third party under the store closing and inventory liquidation agreement. Such standby letters of credit are secured by the Company’s Senior Credit Agreement and expired on April 15, 2006.

          Other

          The Company is involved in certain putative class action claims and derivative suits as described in Note 20 to the financial statements.  The Company intends to contest vigorously the putative class actions and the shareholder derivative suits and exercise all of its available rights and remedies.  Given that these cases may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any.  While there are many potential outcomes, an adverse outcome in these actions could have a material adverse effect on the Company’s results of operations, financial condition and/or liquidity.

          Subject to the contingencies identified elsewhere in this report, including in Note 20 to the financial statements, “Item 1A.  Risk Factors” and “Cautionary Statement Concerning Forward-Looking Information”, management expects that cash flow from operating activities and funds available under the Company’s revolving loan facilities should be sufficient to support the Company’s operations.

Contractual Obligations

          The following summarizes the Company’s contractual obligations at January 31, 2006:

	Payments Due by Period

(in thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years

Revolver	$64,875	$—	$64,875	$—	$—
Standby letters of credit	6,480	6,480	—	—	—
Bridge term loan	30,000	—	30,000	—	—
Accounts payable, non-current	22,336	—	22,336	—	—
Operating leases	156,921	30,516	75,331	29,446	21,628

Total contractual obligations	$280,612	$36,996	$192,542	$29,446	$21,628

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

           In December 2005, the Company entered into an agreement with a vendor conditioned on certain future events to return $3.3 million of diamonds for credit at the Company’s full cost in exchange for a commitment to purchase approximately $6.0 million of existing consignment inventory and $1.0 million of new products.  The total purchase commitment as of January 31, 2006 was $6.3 million.  The Company amended the agreement and consummated the transaction in February 2006.

Critical Accounting Policies and Estimates

          The Company’s significant accounting policies and estimates, including the assumptions and judgments underlying them, are disclosed in the notes to the financial statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, inventory valuation, depreciation methods and asset impairment recognition.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.  Management has discussed the development and selection of these significant accounting estimates with the Audit Committee of the Board of Directors.  The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Accounts Receivable

          Accounts receivable consists primarily of customer credit card charges and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements.  Allowance for doubtful accounts represents reserves established to address exposures to chargebacks on credit receivables that have already been collected.  The Company accrues an estimate of expected chargebacks based on the Company’s historical chargeback experience.

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

          Certain of the Company’s agreements with merchandise vendors provide credits for co-op advertising, as calculated as a percentage of net merchandise.  In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for

Certain Consideration Received from a Vendor,” the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification.  The Company has recorded such merchandise vendor allowances as a reduction of inventory costs.

          The Company earned $2.6 million and $2.4 million of vendor allowances for advertising during fiscal year 2005 and fiscal year 2004, respectively.  The Company records such allowances as a reduction of inventory cost and as the inventory is sold, the Company will recognize a lower cost of sales.

          The Company also obtains merchandise from vendors under various consignment agreements.  The consigned inventory and related contingent obligations associated with holding and safekeeping such consigned inventory are not reflected in the Company’s financial statements.  At the time of sale of consigned merchandise to customers, the Company records the purchase liability and the related consignor cost of such merchandise in cost of sales.

Legal Contingencies

          The Company is involved in certain legal matters and other claims including those discussed in Note 20 to the financial statements.  As required by Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies,” the Company determines whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated.  The Company analyzes its legal matters and other claims based on available information to assess potential liability.  The Company consults with outside counsel involved in our legal matters when analyzing potential outcomes.  Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different than management’s estimates related to these matters.

Revenue Recognition

          The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer.  The Company accrues an estimate of expected returns, which have not yet been presented, based on its historical returns experience, which is governed by the Company’s merchandise returns policy.  Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer.  The Company recognizes revenue, net of cost reimbursed to a third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer.  The Company records revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer.  The Company charges a monthly fee to cover the costs of administration of inactive layaways.

Lease Expense

          The Company leases the premises for its office facilities and all of its retail stores.  Certain leases require increasing annual minimum lease payments over the term of the lease.  The Company’s retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments.  Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases.

          Effective with the fourth quarter of fiscal year 2004, the Company has capitalized straight-line rent incurred during the construction period of a retail store as a leasehold improvement.  Straight-line rent subsequent to the construction period and prior to the store opening is recognized as expense.  In the fourth quarter of fiscal year 2004, the Company recorded a cumulative rent expense adjustment of approximately $187,000 to account for the straight-line rent subsequent to the construction period and prior to the store opening.  The Company deemed that this adjustment was immaterial in relation to the results of its fourth quarter of fiscal year 2004 and for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.  In addition, the Company recorded a cumulative adjustment of approximately $1.4 million to its balance sheet in the fourth quarter of fiscal year 2004 to record the unamortized portion of rent capitalized during the construction period from current and non-current accrued rents to leasehold improvements.

          Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales.  These costs are expensed in the period incurred.

Accounting for Stock Based Compensation

          The Company follows Accounting Principles Board Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees” and the related interpretations in accounting for its stock option plans.  Since the stock option plans meet certain criteria of APB No. 25, the Company does not recognize any compensation cost in the income statement.  Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” issued subsequent to APB No. 25, defines a “fair value based method” of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the “intrinsic value based method” prescribed in APB No. 25.

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

          The FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” during fiscal 2002.  This Statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure requirements of this statement as of January 31, 2003.

Long-Lived Assets

          On a quarterly basis or earlier, when facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives.  When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

Accounting for Goodwill and Other Intangibles

          In accordance with the FASB Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company evaluates goodwill for impairment on an annual basis in the fourth quarter or earlier whenever indicators of impairment exist.  SFAS 142 requires that if the carrying value of a reporting unit to which the goodwill relates exceeds its fair value, an impairment loss is recognized to the extent that the carrying value of the reporting unit goodwill exceeds the “implied fair value” of reporting unit goodwill.  The Company wrote-off the entire goodwill balance in the second quarter of fiscal year 2005.

Accounting for Guarantees

          In November 2002, the Financial Standards Accounting Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.  Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity.  Under the Merger Agreement, all rights to exculpation and indemnification for acts or omissions occurring prior to the effective time of the Merger in favor of the current or former directors or officers or employees or agents of the Company or any of its subsidiaries or other entities, at the request of the Company or any of its subsidiaries, as provided in its charter or bylaws or in any agreement, will survive the Merger and will continue in full force and effect in accordance with their terms.  The maximum potential amount of future payments the Company could be required to make pursuant to indemnification obligations is unlimited; however, the Company has purchased directors and officers liability insurance that, under certain circumstances, enables it to recover a portion of certain future amounts paid.  The Company has no liabilities recorded for these obligations as of January 31, 2006 and 2005; however, reference should be made to Note 20 to the financial statements with respect to legal contingencies.

New Accounting Pronouncements

          Accounting for Exchanges of Nonmonetary Assets

           The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  SFAS No. 153 eliminated the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of ABP Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  The Company does not expect SFAS No. 153 to have a material impact on the Company.

          Accounting for Stock Based Compensation

          The FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”.  This statement revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards.  The effective date of this standard is annual periods beginning after June 15, 2005.  Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options and employee stock purchase plans.  No stock option based compensation costs were reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

          Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of operations, in the event the Company has stock options in the future.  The Company is currently evaluating which transition method to use in connection with the adoption of SFAS No. 123R.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

          The Company’s exposure to changes in interest rates relates primarily to its borrowing activities to fund business operations.  The Company principally uses floating rate borrowings under its revolving credit facility.  The Company currently does not use derivative financial instruments to protect itself from fluctuations in interest rates.

          The information below summarizes the Company’s interest rate risk associated with debt obligations outstanding as of January 31, 2006.  The table presents principal cash flows and related interest rates by fiscal year of maturity or repricing date.

(in thousands)	2006	2007	Total

Variable rate (a)	$64,875	—	$64,875
Average interest rate	8.10%	—	8.10%

(a)

Interest rates charged on the facility float based, at the option of the Company, on (i) the LIBOR rate plus 250 basis points or (ii) the higher of (a) LaSalle’s prime rate and (b) the federal funds effective rate plus 50 basis points.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Other Liquidity and Capital Resources Elements—Revolver”.

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

All other schedules are omitted because they are not applicable. The required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,
Whitehall Jewellers, Inc.:

We have completed integrated audits of Whitehall Jewellers, Inc.’s January 31, 2006 and January 31, 2005 financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its January 31, 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Whitehall Jewellers, Inc. at January 31, 2006 and January 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2, the Company’s recent operating performance and liquidity deficiencies, as well as other uncertainties, raise substantial doubt about its ability to continue as a going concern. The Company’s plans in regard to these matters are described in Note 4.   The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
April 17, 2006

Whitehall Jewellers, Inc.
Statements of Operations
For the Years Ended January 31, 2006, 2005 and 2004

(in thousands, except per share data)	2006	2005	2004

Net sales	$319,625	$320,893	$331,608
Cost of sales (including buying and occupancy expenses)	221,607	211,007	208,457
Inventory valuation allowance	15,287	—	—
Impairment of long-lived assets	8,649	—	—

Gross profit	74,082	109,886	123,151
Selling, general and administrative expenses	119,330	109,638	109,560
Professional fees and other charges	10,564	7,679	21,874
Impairment of goodwill	5,662	—	—

Loss from operations	(61,474)	(7,431)	(8,283)
Interest expense	12,536	4,365	4,110

Loss before income taxes	(74,010)	(11,796)	(12,393)
Income tax expense (benefit)	2,475	(3,607)	(4,438)

Net loss from continuing operations	(76,485)	(8,189)	(7,955)
Loss from discontinued operations, net of income taxes	(7,872)	(1,694)	(759)

Net loss	$(84,357)	$(9,883)	$(8,714)

Net loss per share, basic:
Continuing operations	$(5.38)	$(0.59)	$(0.57)
Discontinued operations	(0.56)	(0.12)	(0.05)

Net loss	$(5.94)	$(0.71)	$(0.62)

Weighted average common shares	14,214	13,943	14,098

Net loss per share, diluted:
Continuing operations	$(5.38)	$(0.59)	$(0.57)
Discontinued operations	(0.56)	(0.12)	(0.05)

Net loss	$(5.94)	$(0.71)	$(0.62)

Weighted average common shares and common share equivalents	14,214	13,943	14,098

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Balance Sheets
As of January 31, 2006 and January 31, 2005

(in thousands, except share data)	2006	2005

ASSETS
Current assets:
Cash	$1,965	$2,206
Accounts receivable, net	1,825	2,688
Merchandise inventories, net	142,124	183,676
Other current assets	1,008	383
Current income tax benefit	95	3,959
Deferred income taxes, net	—	2,255
Deferred financing costs, net	1,417	360

Total current assets	148,434	195,527
Property and equipment, net	35,375	54,200
Goodwill, net	—	5,662
Deferred income taxes, net	—	902
Deferred financing costs, net	2,523	539

Total assets	$186,332	$256,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolver loans	$64,875	$73,793
Customer deposits	2,723	3,042
Accounts payable	17,683	60,076
Accrued payroll	5,966	3,829
Other accrued expenses	19,522	14,587
Accrued liabilities of discontinued operations	1,096	—

Total current liabilities	111,865	155,327
Trade notes payable	22,336	—
Bridge term loan	30,000	—
Other long-term liabilities	5,420	4,880

Total liabilities	169,621	160,207
Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock ($.001 par value; 60,000,000 shares authorized; 18,058,902 shares issued)	21	18
Class B Common Stock ($1.00 par value; 26,026 shares authorized; 142 shares issued and outstanding)	—	—
Additional paid-in capital	83,902	106,123
(Accumulated deficit)/Retained earnings	(54,929)	29,428
Treasury stock (1,295,687 and 4,108,703 shares, respectively, at cost)	(12,283)	(38,946)

Total stockholders’ equity, net	16,711	96,623

Total liabilities and stockholders’ equity	$186,332	$256,830

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Statements of Stockholders’ Equity
For the Years Ended January 31, 2006, 2005, and 2004

(in thousands)	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock

Balance at January 31, 2003	$18	$—	$105,795	$48,025	$(35,937)

Net loss	—	—	—	(8,714)	—
Exercise of options	—	—	296	—	40
Treasury stock repurchase	—	—	—	—	(3,831)
Stock issued under Employee Stock Purchase Plan	—	—	—	—	76

Balance at January 31, 2004	18	—	106,091	39,311	(39,652)

Net loss	—	—	—	(9,883)	—
Exercise of Options	—	—	12	—	—
Issuance of Shares	—	—	(652)	—	652
Deferred Compensation	—	—	672	—	—
Stock issued under Employee Stock Purchase Plan	—	—	—	—	54

Balance at January 31, 2005	18	—	106,123	29,428	(38,946)

Net loss	—	—	—	(84,357)	—
Exercise of Warrants	3	—	(22,286)	—	26,472
Issuance of Shares	—	—	(221)	—	171
Deferred Compensation	—	—	286	—	—
Stock issued under Employee Stock Purchase Plan	—	—	—	—	20

Balance at January 31, 2006	$21	$—	$83,902	$(54,929)	$(12,283)

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Statements of Cash Flows
For the Years Ended January 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004

Cash flows from operating activities:
Net loss	$(84,357)	$(9,883)	$(8,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,815	12,834	12,209
Inventory valuation allowance	19,931	—	—
Impairment of long-lived assets	11,562	—	—
Impairment of goodwill	5,662	—	—
Deferred compensation	237	672	—
Loss on disposition of assets	268	343	435
Write-off of deferred loan cost	—	—	516
Proceeds from contract sign-on bonus	2,000	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	863	(144)	(923)
Decrease (increase) in merchandise inventories, net	21,621	22,470	(9,452)
Decrease (increase) in other current assets	(625)	492	595
(Increase) in current income tax benefit	3,864	(1,665)	(2,294)
(Decrease) increase in deferred taxes, net	3,157	(1,084)	(3,053)
(Decrease) increase in accounts payable and trade notes payable	(19,293)	(329)	36,100
(Decrease) increase customer deposits	(319)	(559)	147
(Decrease) increase in income taxes payable	—	—	(3,303)
(Decrease) increase in accrued payroll	2,137	(628)	1,175
(Decrease) increase in other accrued expenses	6,031	(10,019)	13,099
(Decrease) increase in other long-term liabilities	(1,192)	80	397

Net cash provided by (used in) operating activities	(13,638)	12,580	36,934

Cash flows from investing activities:
Capital expenditures	(4,334)	(4,739)	(11,509)

Net cash used in investing activities	(4,334)	(4,739)	(11,509)

Cash flows from financing activities:
Borrowing on revolver loan	402,729	960,168	1,007,773
Repayment of revolver loan	(411,647)	(966,715)	(1,021,923)
Proceeds from bridge loan	30,000	—	—
Repayment of term loan	—	—	(4,500)
Repayment of subordinated debt	—	(640)	—
Financing costs	(4,701)	(282)	(1,117)
Proceeds from exercise of stock options	—	12	296
Proceeds from stock issued under the Employee Stock Purchase Plan	20	54	76
Purchase of treasury stock	—	—	(3,831)
Proceeds from exercise of warrants	2,094	—	—
(Decrease) in outstanding checks	(764)	(133)	(2,346)

Net cash (used in) provided by financing activities	17,731	(7,536)	(25,572)

Net change in cash and cash equivalents	(241)	305	(147)

Cash and cash equivalents at beginning of period	2,206	1,901	2,048

Cash and cash equivalents at end of period	$1,965	$2,206	$1,901

Supplemental disclosures of cash flow information:
Interest paid during year	$8,239	$4,062	$2,962
Income taxes (refunded)/paid during year	$(3,475)	$(1,829)	$3,813

The accompanying notes are an integral part of the financial statements.

Whitehall Jewellers, Inc.
Notes to Financial Statements

1.	Description of Operations

          The financial statements of Whitehall Jewellers, Inc. (the “Company”) include the results of the Company’s chain of specialty retail fine jewelry stores. The Company operates exclusively in one business segment, specialty retail jewelry. The Company has a national presence with 365 and 382 stores located in 38 states operating in regional and super regional shopping malls as of January 31, 2006 and January 31, 2005, respectively.  Since January 31, 2006, the Company closed 36 stores (as described in Note 7) and opened 1 store as of March 31, 2006.

2.	Summary of Significant Accounting Policies

Consolidation

          The consolidated financial statements include the accounts and transactions of the Company and its subsidiaries.  Intercompany accounts and transactions have been eliminated.

Basis of Presentation

           The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Certain amounts in the financial statements related to store closures have been reclassified to discontinued operations for all years presented.

           The Company has experienced recurring losses from operations in each of the last three fiscal years, as well as significant negative cash flow from operations during the year ended January 31, 2006.  The Company’s recent operating performance and liquidity deficiencies, the uncertainties underlying the business climate, and the uncertainty related to the financial impact of the changes in strategic direction, raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. The Company’s plans in regard to these matters are described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

          Accounts receivable consists primarily of customer credit card charges and other non-recourse third party credit arrangements for merchandise delivered to the customer for which the Company has not yet received payment under the terms of the arrangements. Allowance for doubtful accounts represents reserves established to address exposures to chargebacks on credit receivables that have already been collected.  The Company accrues an estimate of expected chargebacks based on the Company’s historical chargeback experience.

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

          Certain of the Company’s agreements with merchandise vendors provide credits for co-op advertising as calculated as a percentage of net merchandise purchases. In accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, the Company classifies certain merchandise vendor allowances as a reduction to inventory cost unless evidence exists supporting an alternative classification.  The Company earned $2.6 million and $2.4 million of vendor allowances for advertising during fiscal years 2005 and 2004, respectively.  The Company records such allowances as a reduction of inventory cost, and as the inventory is sold, the Company recognizes a lower cost of sales.

          The Company also obtains merchandise from vendors under various consignment agreements. The consigned inventory and related contingent obligations associated with holding and safekeeping such consigned inventory are not reflected in the Company’s financial statements. At the time of sale of consigned merchandise to customers, the Company records the purchase liability and the related consignor cost of such merchandise in cost of sales.

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

          On a quarterly basis or earlier, whenever facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.  In evaluating long-lived retail store assets for impairment, the Company considers a number of factors such as a history of consistent store operating losses, sales trends, store management turn-over, local competition and changes in mall demographic profiles.

          Based on the nature of such estimates, it is possible that future results of operations or net cash flows could be materially affected if actual outcomes are significantly different from the Company’s estimates related to these matters.

Warrants

          The Company accounts for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  At the date of issuance, a fair value is ascribed to the warrants based on a valuation using the Black-Scholes model.  The value of warrants outstanding at the end of each fiscal quarter is marked to market based on a valuation using the Black-Scholes model.  The change in the value of warrants from the previous reporting period is recognized as a component of interest expense.

Advertising and Marketing Expense

          The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over the expected period of future benefit.  Advertising expense was $6.7 million and $7.4 million for fiscal year 2005 and 2004, respectively.

          Direct-response advertising consists primarily of special offers, flyers and catalogs that, from time to time, include value off coupons for merchandise.

Contract Sign-on Bonus

          During the second quarter of fiscal year 2005, the Company received a $2.0 million contract sign-on bonus related to the renewal of the Company’s private label credit card contract.  The Company is amortizing the contract proceeds over the five-year term of the contract as a reduction to credit expense.  The unamortized portion of the contract sign-on bonus is included in the Company’s balance sheet.

Goodwill

          Goodwill represents the excess of cost over the fair value of assets acquired in purchase business combinations.  Under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangible assets are reviewed annually in the fourth quarter (or more frequently if impairment indicators arise) for impairment.  The Company wrote-off the entire goodwill balance in the second quarter of fiscal 2005 as discussed in Note 10.

Deferred Financing Costs

          In connection with the Company’s financing agreements, the Company incurred various financing costs, which have been deferred on the Company’s balance sheet and are amortized over the terms of the agreements and included in interest expense.

Discontinued Operations

           Store closings are considered as discontinued operations when the operations and cash flows have been (or will be) eliminated from the ongoing operations of the Company as a result of the closure and there will be no significant continuing involvement in the store operations subsequent to their closure.  During fiscal 2005, the Company closed 25 stores, 24 of which were closed in connection with the store closure plan (as discussed in Note 7).  The Company classified the results of operations related to these stores as discontinued operations as: (1) the cash flows from these stores are separately identifiable and have been eliminated from the Company’s ongoing operations; (2) there is no discernable migration of cash flows to other stores expected; and (3) the Company has no continuing involvement in these stores going forward.  The remaining 53 stores in the Company’s store closure plan were open as of January 31, 2006 and were accounted for in the Company’s results of continuing operations, as such stores are being held for use until closure and were not held for sale.  These stores will be reported as discontinued operations in the period in which the stores are closed.

Store Pre-opening Expense

          Expenses associated with the opening of new store locations are expensed in the period such costs are incurred.

Lease Expense

          The Company leases the premises for its office facilities and all of its retail stores. Certain leases require increasing annual minimum lease payments over the term of the lease. The Company’s retail store lease term is deemed to commence on the date the Company has access to and control of the retail space, which is generally two months earlier than the date the Company becomes legally obligated for rent payments.  Minimum lease expense under these agreements is recognized on a straight-line basis over the terms of the respective leases.

          Virtually all leases covering retail stores provide for additional contingent rentals based on a percentage of sales. These costs are expensed in the period incurred.

Self-insurance

          The Company self-insures or retains a portion of the exposure for losses related to workers compensation and general liability costs.  It is the Company’s policy to record self-insurance reserves on an undiscounted basis, as determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.

Revenue Recognition

           The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue from merchandise sales is recognized when delivery has occurred and title and risk of loss has transferred to the customer.  The Company accrues an estimate of expected returns, which have not yet been presented, based on its historical returns experience, which is governed by the Company’s merchandise returns policy.  Repair revenues are recognized when the service is complete and the merchandise is delivered to the customer.  The Company recognizes revenue, net of cost reimbursed to an unrelated third party service provider, from the sale of an extended service plan at the time the contract is executed with the customer.  The Company records revenue from layaway program sales at the time the customer fulfills the terms of the program, including receipt of full payment and delivery of the merchandise to the customer.  The Company charges a monthly fee to cover the costs of administration of inactive layaways.

Earnings Per Share

           Basic earnings per share are computed by dividing net earnings available to holders of Common Shares and shares of the Company’s Class B common stock, par value $1.00 per share (“Class B Shares”), by the weighted average number of Common Shares and Class B Shares outstanding. Diluted earnings per share are computed assuming the exercise of all dilutive stock options. Under these assumptions, the weighted average number of Common Shares and Class B Shares outstanding is increased accordingly.

Income Taxes

          Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  During the second quarter of fiscal 2005, the Company recorded a full valuation allowance against all of its deferred tax assets as described in Note 15.

Stock Based Compensation

          The FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” during 2002.  This Statement amends Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure requirements of this statement as of January 31, 2003.

          The Company accounts for stock-based compensation according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

          The following table illustrates the effect on net loss and loss per share for the fiscal years ended January 31, 2006, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation:

(in thousands, except per share amounts)	2006	2005	2004

Net loss from continuing operations, as reported	$(76,485)	$(8,189)	$(7,955)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(262)	(611)	(921)

Pro forma net loss	$(76,747)	$(8,800)	$(8,876)

Net loss per share from continuing operations:
Basic-as reported	$(5.38)	$(0.59)	$(0.57)
Basic-pro forma	$(5.40)	$(0.63)	$(0.63)
Diluted-as reported	$(5.38)	$(0.59)	$(0.57)
Diluted-pro forma	$(5.40)	$(0.63)	$(0.63)

          For purposes of pro forma net income and earnings per share calculations in accordance with SFAS 123, for each option granted during the years ended January 31, 2006, 2005 and 2004 the fair value is estimated using the Black-Scholes option-pricing model. The assumptions used are as follows:

	2006	2005	2004

Risk-free interest rate	4.6%	3.5%	3.3%
Dividend yield	0	0	0
Option life	5.5 years	5.5 years	5.5 years
Volatility	70%	58%	60%

          The FASB issued SFAS No. 123R (revised 2004), “Shared-Based Payment”.  This statement revised SFAS No. 123 and requires companies to expense the value of employee stock options and similar awards.  The effective date of this standard is annual periods beginning after June 15, 2005.

          With the adoption of SFAS No. 123R, the Company is required to expense stock options over the vesting period in its statement of operations.  In addition, the Company is required to recognize expense over the remaining vesting period associated with unvested options outstanding for fiscal years beginning February 1, 2006.

          As a result of the tender offer for the Company’s common stock, par value $0.001 per share (“Common Shares”), at $1.60 per Common Share, and related transactions, as described in Note 4, a change of control of the Company occurred for purposes of the Company’s 1996 and 1997 Long-Term Incentive Stock Plans (the “Plans”).  The Plans provided that, upon certain changes in the ownership or control of the Company, outstanding stock options were automatically cancelled in exchange for a cash payment for each Common Share still covered by the options equal to the excess, if any, of (A) the greater of (i) the highest price per share of the Common Shares offered to shareholders of the Company in connection with the change in control or (ii) the fair market per Common Share on the date of the change in control, over (B) the exercise price per Common Share under the options.  The amount offered for Common Shares (and the fair market value of such Common Shares) on the date of the change in control was $1.60 per Common Share.  This amount was less than the exercise price per Common Share for the outstanding stock options, and all outstanding stock options under the Company’s Plans were cancelled as of March 15, 2006.  In addition, all outstanding restricted stock awards under the Plans were vested and canceled as of March 15, 2006 in exchange for a payment from the Company of $1.60 per Common Share.

          The Merger Agreement (as defined in Note 4) provides that at the effective time of the Merger (as defined in Note 4), each then-outstanding option to purchase Common Shares under the Company’s 1998 Non-Employee Director Stock Option Plan will be cancelled and each holder of such option will have no further rights thereto except to receive a cash payment, subject to any required withholding of taxes, equal to the product of (i) the total number of Common Shares otherwise issuable upon exercise of such option and (ii) the amount, if any, by which $1.60 per Common Share exceeds the applicable exercise price per Common Share otherwise issuable upon exercise of such option.  The $1.60 amount is less than the exercise price per Common Share for all these options, so all such options will be cancelled without payment at the effective time of the Merger.

          Outstanding options held by Robert L. Baumgardner, the Company’s Chief Executive Officer, are treated in accordance with the terms of his employment agreement and were cancelled effective as of March 15, 2006. Compensatory arrangements with Mr. Baumgardner relating to the cancellation of these options are still in the process of being finalized.  Under Mr. Baumgardner’s employment agreement dated October 31, 2005, Mr. Baumgardner would have been entitled to receive options on the closing of the sale of the convertible notes under the Purchase Agreement (as defined in Note 3) for a number of shares equal to 2% of the number of Common Shares for which the notes would then be convertible.  Since the Purchase Agreement was terminated upon the execution of the Merger Agreement, Mr. Baumgardner will not receive such options.  There is no similar agreement, arrangement or understanding in connection with the Merger.

Accounting for Guarantees

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”

          The Company has adopted the guidance of FIN 45 and has reflected the required disclosures in its financial statements commencing with the financial statements for the fiscal year ended January 31, 2003.  Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is serving, or was serving, at its request in such capacity. Under the Merger Agreement, all rights to exculpation and indemnification for acts or omissions occurring prior to the effective time in favor of the current or former directors or officers or employees or agents of the Company or any of its subsidiaries or other entities, at the request of the Company or any of its subsidiaries, as provided in its charter or bylaws or in any agreement, will survive the Merger and will continue in full force and effect in accordance with their terms.  The maximum potential amount of future payments the Company could be required to make pursuant to these indemnification obligations is unlimited; however, the Company has a directors and officers liability insurance policy that, under certain circumstances, enables it to recover a portion of certain future amounts paid.  The Company has no liabilities recorded for these obligations as of January 31, 2006; however, reference is made to Note 20 to the financial statements with respect to legal contingencies.

3.	Termination of Securities Purchase Agreement

          On October 3, 2005, the Company, PWJ Funding LLC (“PWJ Funding”), another fund affiliated with Prentice, and Holtzman entered into a Securities Purchase Agreement (the “Purchase Agreement”) as described in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005.   On February 2, 2006, the Company announced that it had reached an agreement with Prentice and Holtzman to acquire the Company through a cash tender offer for all outstanding Common Shares at $1.60 per Common Share, net to the seller in cash, which was subject to certain limited conditions.  In connection with the Merger Agreement, the parties terminated the Purchase Agreement.

4.	Merger Agreement

          In the near term the Company plans to call a Special Meeting of Stockholders at which stockholders of the Company will be asked to consider and vote upon the adoption of the Agreement and Plan of Merger made and entered into as of February 1, 2006 by and among the Company, Prentice Capital Management, LP (“Prentice”), Holtzman Opportunity Fund, L.P. (“Holtzman” and together with Prentice, the “Investors” or the “Lenders”), WJ Holding Corp. (“Holdco”) and WJ Acquisition Corp. (“Purchaser”) (the “Merger Agreement”).  The merger pursuant to the Merger Agreement (the “Merger”) is the second and final step in the acquisition of the Company by Holtzman and Prentice.  The first step was a tender offer (the “Offer”) by Purchaser for all of the Company’s outstanding Common Shares at a price of $1.60 per Common Share.  In connection with the Merger Agreement, the parties terminated the Purchase Agreement that the Company had previously entered into with Prentice and Holtzman.  Also, the January 31, 2006 maturity of the Company’s Bridge Loan Agreement (as defined in Note 13), was extended for three years.  In connection with the Merger Agreement, on February 1, 2006, the Lenders made an additional $20 million loan to the Company for working capital and general corporate purposes.

          Based on information provided by Continental Stock Transfer & Trust Company, the depositary for the Offer, a total of 8,432,249 Common Shares, representing approximately 50.3% of the outstanding Common Shares, were validly tendered pursuant to the Offer, including the subsequent offering period. Together with Common Shares beneficially owned by the Investors, WJ Acquisition Corp. owns an aggregate of 12,716,044 Common Shares, representing approximately 76% of the outstanding Common Shares.

          In accordance with the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company with the Company continuing as the surviving corporation.  Holtzman and Prentice and their respective affiliates own a sufficient number of Common Shares to assure adoption of the Merger Agreement at the Special Meeting of Stockholders and they are required by the Merger Agreement to vote all of their Common Shares in favor of adoption of the Merger Agreement.  As a result, the Merger Agreement will be adopted even if no stockholders other than Holtzman and Prentice and their respective affiliates vote to adopt it.  As a result of the Merger, the Company will become a wholly-owned subsidiary of Holdco and the public will not have any continuing equity interest in, and will not share in future earnings, dividends or growth, if any, of the Company.

           Under severance agreements between the Company and two of its executive officers, the consummation of the Offer constituted a “change in control” as of March 15, 2006.  Pursuant to the severance agreements, upon certain terminations of employment following such change in control, these executive officers each would be entitled to receive a payment (approximately $1.1 million and $1.0 million, respectively) in addition to the continuation of other fringe benefits for 30 months.

          The Company is in the process of implementing programs intended to increase sales, improve gross margin, and reduce certain operating expenses.  Several of the planned initiatives are in progress including, but not limited to, (i) improving management over field operations through restructuring the field supervisory structure, (ii) implementing new sales focused initiatives spearheaded by a newly structured training department, (iii) implementing new field incentive compensation plans, (iv) repricing of certain merchandise items to improve their initial mark-up, (v) increasing control over in store price discounting, and (vi) reducing professional fees which in fiscal 2005 were driven primarily by the various financing transactions and the proxy contest.  The Company expects to return to long-term profitability and positive operating cash flow as a result of these and other initiatives to improve operating performance. During fiscal year 2006, the Company expects to have adequate borrowing availability under the Senior Credit Agreement to fund its current operations.

5.	Accounts Receivable, Net

As of January 31, 2006 and 2005, accounts receivable consisted of:

(in thousands)	2006	2005

Accounts receivable	$2,201	$3,083
Less: allowance for doubtful accounts	(376)	(395)

Accounts receivable, net	$1,825	$2,688

          The Company has charged bad debt expense of $297,000, $517,000 and $973,000 for doubtful accounts for the years ended January 31, 2006, 2005 and 2004, respectively.

6.	Merchandise Inventories

As of January 31, 2006 and 2005, merchandise inventories consisted of:

(in thousands)	2006	2005

Raw materials	$9,150	$9,796
Finished goods inventory	152,884	178,137
Inventory reserves	(19,910)	(4,257)

Merchandise inventories, net	$142,124	$183,676

          Raw materials primarily consist of diamonds, precious gems, semi-precious gems and gold. Inventory reserves include provisions for inventory valuation allowances, shrink, scrap and miscellaneous costs.  As described in Note 6 to the financial statements, the Company is liquidating inventory through store closure sales, and such sales required additional inventory valuation allowances.  During the fiscal year ended January 31, 2006, the Company recorded a valuation allowance of $19,931,000, of which $4,644,000 was classified as part of discontinued operations. The valuation allowance was based upon management’s best estimate of the net proceeds to be received from the liquidation of inventory through the store closure sales of not less than 55% of the total cost of such inventory.  The remaining balance of the inventory valuation allowance at January 31, 2006 was $13,437,000.  Additional inventory valuation allowances may be required in future periods to the extent that actual net proceeds from the sales of such merchandise are less than management’s current estimate.

          As of January 31, 2006 and 2005, merchandise consignment inventories held by the Company that were not included in the balance sheets total $56,218,000 and $82,819,000, respectively.

          Certain merchandise procurement, distribution and warehousing costs are allocated to inventory. As of January 31, 2006 and 2005, these amounts included in inventory are $3,434,000 and $3,589,000, respectively. The amounts comprising the overhead pool of capitalizable costs were $5,855,000, $6,082,000 and $5,521,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

7.	Impairment of Long-Lived Assets and Store Closures

          For the fiscal year ended January 31, 2006, the Company recorded, in accordance with Financial Accounting Standards No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” asset held for use model, impairment charges of $11,562,000 to cost of sales, of which, $2,913,000 was classified as part of discontinued operations.  The impairment charge was primarily the result of a plan, approved by the Company’s Board of Directors and announced on November 1, 2005, to close 77 of the Company’s retail stores and for the reduction in carrying value of 25 additional stores which will remain open.  The decision to close these stores resulted in an impairment of the respective stores’ long-lived assets, as the carrying amount of the respective stores’ long-lived fixed assets will not be recoverable as such assets will be disposed of before the end of their previously estimated useful lives. The Company recorded impairment charges of $422,000 in the fiscal year ended January 31, 2005, which were reclassified to discontinued operations.

          To assist with the closing of these stores, the Company entered into a store closing and inventory liquidation agreement during early November 2005 with a third party.  This third party is currently liquidating inventory in the closing stores through store closing sales.  Pursuant to terms of this agreement, the Company will receive cash proceeds from the liquidating stores of not less than 55% of the total cost of the merchandise inventory, plus the reimbursement of certain expenses to operate the store, as defined in the agreement, such as advertising, personnel, supervisory, occupancy and travel expenses. In accordance with this agreement, during November 2005, two standby letters of credit were issued with the third party as the beneficiary in the aggregate amount of $1,700,000.  The standby letters of credit were issued to secure any earned but unpaid fees or reimbursable costs incurred by the third party under the store closing and inventory liquidation agreement. Such standby letters of credit are secured by the Company’s Senior Credit Agreement and expire on April 15, 2006. In addition, the Company also entered into an agreement with another third party for the purpose of selling, terminating or otherwise mitigating lease obligations related to the store closings.

          In accordance with FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of $3,686,000 as of January 31, 2006, for estimated lease termination costs associated with the planned store closures.  This charge represents management’s current estimate of such lease termination costs based on negotiations with the respective landlords.  The Company has ceased making lease payments for closed stores and has vacated or, will vacate shortly, these premises and is in default of these lease agreements.  Additional charges for lease terminations costs may be required in future periods to the extent that actual costs are greater than management’s current estimate, which may be material to the financial statements.

          The store closure plan included the closure of 77 stores, 24 of which were closed as of January 31, 2006.  In February and March 2006, 36 additional stores were closed.  Currently, the Company plans to close an additional 10 stores in April and plans to operate the remaining 7 stores for a portion of fiscal 2006 or beyond.  Below is a summary of the charges and reserve balances associated with the store closure plan.

(in thousands)	January 31, 2005 Balance	Fiscal year ended January 31, 2006 continuing operations charges	Fiscal year ended January 31, 2006 discontinued operations charges	Fiscal year ended January 31, 2006 reductions	January 31, 2006 Balance

Inventory valuation allowance	$—	$15,287	$4,644	$(6,494)	$13,437
Impairment of long-lived assets	861	5,478	2,913	(2,913)	6,339
Estimated lease termination costs	—	2,590	1,096	—	3,686
Minimum rent	856	(587)	(269)	—	—

Total	$1,717	$22,768	$8,384	$(9,407)	$23,462

          All charges above, except those classified as discontinued operations, were included in cost of sales in the Statement of Operations with the inventory valuation allowance and impairment of long-lived assets separately identified.  Minimum rent relates to the difference of cash lease payments and the straight-line expense of the total rental costs for the lease term previously on the balance sheet and released to income for the 77 stores being closed.  The reduction in the inventory valuation allowance of $6,494,000 relates to the loss on operations of the 77 stores during liquidation in the fourth quarter of fiscal 2006. The impairment of long-lived asset reduction of  $2,913,000 relates to the write-off of fixed assets against the related impairment reserve for the 24 stores closed as of January 31, 2006.

8.	Discontinued Operations

          As described in Note 7 to the financial statements, on November 1, 2006, the Company announced that its Board of Directors had approved a plan to close 77 of the Company’s retail stores.  As of January 31, 2006, the Company had closed 25 of its retail stores, 24 of which were closed in connection with the store closure plan.  The operating results of the 25 discontinued stores included in the accompanying statement of operations were as follows:

(in thousands)	2006	2005	2004

Net sales	$13,022	$13,313	$13,047

Loss from discontinued operations	(7,872)	(2,440)	(1,182)
Income tax benefit	—	(746)	(423)

Loss from discontinued operations, net of income taxes	$(7,872)	$(1,694)	$(759)

There is no tax benefit associated with fiscal year 2005 losses due to the Company’s conclusion that it is more likely than not that some or all of its losses will not be utilized.

9.	Property and Equipment, Net

As of January 31, 2006 and 2005, property and equipment included:

(in thousands)	2006	2005

Furniture and fixtures, and software	$87,871	$89,373
Leasehold improvements	33,710	35,830

Property and equipment	121,581	125,203
Accumulated depreciation and amortization	(86,206)	(71,003)

Property and equipment, net	$35,375	$54,200

          Depreciation expense was $11,329,000, $12,116,000 and $11,760,000 for the years ended January 31, 2006, 2005, and 2004, respectively.  Depreciation expense classified as part of discontinued operations was $623,000, $695,000 and $576,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

          The Company has recognized impairment charges measured as the excess of net book value of furniture, fixtures and leasehold improvements over their fair values.  When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of long-lived asset carrying values, using projections of undiscounted future cash flows over remaining asset lives.  When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.  The Company recorded impairment charges in accumulated depreciation and amortization in fiscal year 2005 of $11,562,000, of which, $2,913,000 is classified as part of discontinued operations.  The Company recorded an impairment charge of $422,000 during fiscal year 2004, which related to subsequently closed stores and was reclassified as part of discontinued operations.

          The Company includes the capitalization of internally developed software in furniture, fixtures and software.  There was no capitalization of internally developed software during fiscal years 2005 and 2004.   Amortization of capitalized software in each of the years ended January 31, 2006, 2005 and 2004 was $41,000, $50,000, and $50,000, respectively. The remaining unamortized costs of internally developed software included in property and equipment as of January 31, 2006 and 2005 was $165,000 and $206,000, respectively.

10.	Goodwill, Net

           On September 10, 1998, the Company acquired substantially all of the assets of 36 jewelry stores operating under the Jewel Box name for approximately $22.0 million. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $6.6 million and was recorded as goodwill.  The Company discontinued amortizing goodwill effective January 1, 2002 in accordance with SFAS 142, resulting in a carrying amount of goodwill as of January 31, 2005 of $5,662,000.

          As of July 31, 2005, the Company evaluated goodwill for impairment using discounted cash flow and a market multiple approach for impairment and concluded that the entire amount of the Company’s goodwill was impaired.  This analysis was based in part upon the Company’s sales performance and financial results for the second quarter of fiscal year 2005 and management’s current expectation of future financial results.  The Company recorded a non-cash impairment charge of $5,662,000 to write-off the entire goodwill asset in the second quarter of fiscal year 2005.

11.	Accounts Payable

          The current portion of accounts payable includes outstanding checks, which were $3,269,000 and $4,033,000 as of January 31, 2006 and 2005, respectively.

          During the third quarter of fiscal year 2005, the Company, Prentice and the Banks (as defined in Note 13) executed a term sheet (the “Term Sheet”) with certain trade vendors.  Vendors holding over 99% of the Company’s aggregate trade debt to inventory suppliers (“Suppliers”) executed the Term Sheet.  The Term Sheet provided a mechanism for (i) the Company’s satisfaction of its current trade debt (“Trade Debt”) to participating Suppliers, and (ii) the participating Suppliers’ prompt delivery of merchandise to the Company for the 2005 holiday season.  Under the provisions of the Term Sheet, the Company made payments totaling 50% of the Trade Debt at various times through January 16, 2006.  A final payment in the amount of 50% of the Trade Debt, plus accrued interest at 6% from and after January 17, 2006, is required to be made on or about September 30, 2007.  The obligations to pay the final 50% of the Trade Debt are secured by a security interest in substantially all of the Company’s assets ranking junior to the interests securing the Senior Credit Agreement (as defined in Note 13) and the Bridge Loan Agreement (as defined in Note 13).  The Term Sheet is subject to and conditioned upon the execution of additional definitive documentation among the parties.

          In connection with the Term Sheet, the Company reclassified approximately $22,336,000, representing 50% of the aggregate trade debt due on September 30, 2007 of the suppliers that executed the Term Sheet, of the trade accounts payable, to non-current accounts payable.  The Company is in the process of finalizing a vendor extension agreement and issuing notes to the participating suppliers for the non-current portion of accounts payable.

12.	Other Long-term Liabilities and Credits

          Included in other long-term liabilities at January 31, 2006 and 2005 are $4,031,000 and $4,879,000, respectively, of deferred lease costs.

13.	Financing arrangements

Revolver Loan

          Effective July 29, 2003, the Company entered into a Second Amended and Restated Revolving Credit and Gold Consignment Agreement to provide for a total facility of up to $125 million through July 28, 2007.  On October 3, 2005, the Company entered into a Waiver, Consent and Fourth Amendment (the “Fourth Amendment”) to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement (the “Senior Credit Agreement”) by and among the Company, LaSalle Bank National Association (“LaSalle”), as administrative agent and collateral agent for the banks party thereto (“Banks”), the Banks, Bank of America, N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent.  In connection with the Fourth Amendment to the Senior Credit Agreement, the Company incurred $1,533,000 in financing costs, which have been deferred on the Company’s balance sheet and amortized over the term of the Senior Credit Agreement and included in interest expense.

          Under the Senior Credit Agreement (as amended by the Fourth Amendment), the Banks provide a revolving line of credit of up to $140 million (the “Revolving Facility”) including an accommodation facility of $15 million (the “Accommodation Facility”), each having a maturity date of October 3, 2008.  The revolving line of credit is limited by a borrowing base computed based primarily on the value of the Company’s inventory and accounts receivables.  Availability under the revolver is based on amounts outstanding there under.  The Fourth Amendment removed the financial performance covenants, modified the borrowing base calculation and increased the minimum required availability covenant to $7.0 million.  The Senior Credit Agreement remains secured by substantially all of the assets of the Company.  The Senior Credit Agreement continues to contain affirmative and negative covenants and representations and warranties customary for such financings.  The Senior Credit Agreement contains certain restrictions, including restrictions on investments, payment of dividends, assumption of additional debt, acquisitions and divestitures.

          As of January 31, 2006, the calculated revolver availability as determined on February 1, 2006, pursuant to the Senior Credit Agreement was $71.8 million.  Due to the Company’s deteriorating financial position, such availability had been unilaterally reduced by the Senior Credit Agreement lenders in the amount of $5.0 million on January 13, 2006 and an additional $5.0 million on January 24, 2006.  On February 2, 2006, the lenders of the Senior Credit Agreement reinstated the $10.0 million of availability. The Company had $64.9 million of outstanding borrowings under the revolving loan facility as of January 31, 2006.

          Borrowings under the Revolving Facility bear interest at the option of the Company (i) at the LIBOR rate (4.5% as of January 31, 2006) plus 250 basis points, or (ii) at the higher of (a) LaSalle Bank’s prime rate (7.5% of January 31, 2006) and (b) the federal funds effective rate (4.5% as of January 31, 2006) plus 50 basis points (such higher rate, the “Base Rate”).  Borrowings under the Accommodation Facility bear interest at the Base Rate plus 800 basis points.  The Company may prepay without penalty and reborrow under the Revolving Facility.  Interest is payable monthly for LIBOR and prime borrowings.

          The Company will be required to pay an early termination fee under certain circumstances if the Revolving Facility is terminated early or if the Accommodation Facility is prepaid.  The Banks may accelerate the obligations of the Company under the Senior Credit Agreement to be immediately due and payable upon an Event of Default.

          On February 1, 2006, the Company was in default under its Senior Credit Agreement because, among other things, the Company did not receive an expected $20.0 million cash infusion on or before January 31, 2006. However, the Senior Credit Agreement lenders waived the default pursuant to an acknowledgement, consent and waiver dated as of February 1, 2006 (effective upon the extension of the Bridge Loan (as defined below) maturity date and the making of the additional $20 million loan, as described below, and application of the net proceeds in reduction of the amounts outstanding under the Senior Credit Agreement) and consented to the extension of the bridge loan maturity date and the making of the additional $20 million loan.  The lenders also consented to and waived any events of default caused solely by the acquisition of the Company pursuant to the Merger Agreement, so long as the Offer contemplated by the Merger Agreement was consummated on or before May 31, 2006. The Offer was in fact completed prior to that date.

          The interest expense under the revolver facility for the years ended January 31, 2006, 2005 and 2004 was $6,913,000, $3,981,000 and $2,900,000, respectively, reflecting a weighted average interest rate of 8.1%, 4.4% and 3.2%, respectively.

          The carrying amount of the Company’s borrowings under the Senior Credit Agreement approximates fair value based on current market rates.

Term Loan

          On October 3, 2005, the Company entered into a Bridge Term Loan Credit Agreement (the “Bridge Loan Agreement”) with PWJ Lending LLC (“PWJ Lending”), an investment fund managed by Prentice, and Holtzman, and PWJ Lending as administrative agent and collateral agent for the Lenders.  Under the Bridge Loan Agreement, the Lenders provided a term loan (the “Bridge Loan”) to the Company in the aggregate principal amount of $30,000,000, which bore interest at a fixed rate of 18% per annum, payable monthly.  The proceeds of the Bridge Loan were used, among other purposes, to repay a portion of the revolving credit loans then outstanding under the Senior Credit Agreement, to fund a segregated account that was disbursed into a third party escrow account established for the benefit of certain of the Company’s trade vendors and to pay fees and expenses associated with the transaction.  The Company’s obligations under the Bridge Loan Agreement are secured by a lien on substantially all of the Company’s assets which ranks junior in priority to the liens securing the Company’s obligations under the Senior Credit Agreement.  The Bridge Loan Agreement contains a number of affirmative and restrictive covenants and representations and warranties that generally are consistent with those contained in the Company’s Senior Credit Agreement (as amended by the Fourth Amendment).  In connection with the Bridge Loan Agreement, the Company incurred $795,000 in financing costs, which have been deferred on the Company’s balance sheet and were amortized in full over the term of the original three-month life of the Bridge Loan and included in interest expense.

          Pursuant to an Amended and Restated Term Loan Credit Agreement dated as of February 1, 2006 (the “Amended and Restated Term Loan Agreement”), the January 31, 2006 maturity of the Bridge Loan was extended for three years, subject to customary conditions, in connection with the Merger Agreement (as described in Note 4), and the Lenders made an additional $20.0 million loan to the Company effective February 2, 2006.  In addition, as of February 2, 2006, the Bridge Loan bears interest at a fixed rate of 12% per annum, payable at maturity.  As a result of the three-year term extension, the Company reclassified the $30.0 million Bridge Loan from a current liability to a non-current liability in its balance sheet at January 31, 2006.

          The interest expense under the Bridge Loan for the year ended January 31, 2006 was $1,815,000, reflecting a weighted average interest rate of 18.0%.  As of January 31, 2006, the carrying amount of the Company’s borrowings under the Bridge Loan approximated fair value based on current market rates.

          On February 1, 2006, the Company was in default under its Bridge Loan Agreement.  However, the Bridge Loan Agreement was amended and restated in its entirety pursuant to the Amended and Restated Term Loan Agreement to provide for the extension of the Bridge Loan maturity date and the making of the additional $20 million loan.

          In connection with the Bridge Loan Agreement, the Company issued 7-year warrants (the “Warrants”), which were immediately exercisable, with an exercise price of $0.75 per Common Share to the Lenders to purchase 2,792,462 Common Shares (approximately 19.99% of the number of Common Shares outstanding at the time of issue).

          The Warrants were accounted for in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Based on a valuation using the Black-Scholes model, the fair value ascribed to these Warrants, at the date of issuance, was determined to be $0.80 per Common Share for a total value of approximately $2,234,000.  The value assigned to the Warrants constituted a discount to the Bridge Loan and was accreted over the original three-month life of the Bridge Loan as non-cash interest expense.

          On December 5 and 6, 2005, Holtzman and Prentice exercised the Warrants to purchase 2,792,462 Common Shares at $0.75 per share.  The Company received proceeds from the respective exercises in the aggregate of approximately $2,094,000 and issued the Common Shares to Holtzman and Prentice.

14.	Deferred financing costs

          Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements.  Amortization expense included in net income for the years ended January 31, 2006, 2005 and 2004 was $1,658,000, $298,000 and $926,000, respectively.

15.	Income taxes

          The temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and deferred tax liability and their approximate tax effects are as follows, as of January 31:

	2006		2005

(in thousands)	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Merchandise inventories	$17,587	$6,736	$2,216	$864
Accrued rent	3,741	1,433	4,295	1,675
Accounts receivable	726	278	674	263
Goodwill	3,231	1,237	—	—
Sales returns	587	225	886	345
Vacation pay	1,369	524	1,140	445
Deferred discount	1,733	664	—	—
Litigation reserve	299	114	—	—
Workers’ compensation reserve	1,377	527	1,151	449
State and local government fees	2,068	792	2,185	852
Store closing payables	3,686	1,412	—	—
Other	321	123	19	8
Net operating loss carryforward	57,396	21,982	11,500	4,485
AMT credit carryforward	736	282	110	43

Total deferred tax asset	94,857	36,329	24,176	9,429

Property and equipment, net	463	177	10,498	4,094
Goodwill	—	—	2,008	783
Valuation allowance	94,344	36,133	3,508	1,368
Other	50	19	68	27

Total deferred tax liability	(94,857)	(36,329)	(16,082)	(6,272)

Net deferred tax asset	$—	$—	$8,094	$3,157

          The net current and non-current components of deferred income taxes recognized in the balance sheet at January 31 are as follows:

(in thousands)	2006	2005

Net current asset	$—	$2,255
Net non-current asset	—	902

Net deferred tax asset	$—	$3,157

          In the first quarter of fiscal 2005, the Company recorded a valuation allowance of $196,000 against some of its deferred tax assets.  In the second quarter of fiscal year 2005, the Company recorded a valuation allowance of $13,508,000 against all of its deferred tax assets for a total quarter end valuation allowance of $13,704,000.  In recording the valuation allowance, management concluded it was more likely than not that some or all of the deferred tax assets would not be realized.  This analysis included consideration of expected reversals of existing temporary differences and projected future taxable income.

          The Company did not record an income tax benefit associated with the pre-tax loss for the fiscal year ended January 31, 2006.  The Company has discontinued recognizing income tax benefits in the statement of operations until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

          At January 31, 2006, the Company had a federal net operating loss carryforward of $53,904,000.  These net operating losses will expire in tax years 2024 to 2025.  Due to an ownership change, the annual utilization of both federal and state net operating losses will be limited as defined in IRC section 382.  A valuation allowance of $32,478,000 for the year ended January 31, 2006 has been established to reflect management’s belief that none of these net operating loss carry forwards will be realized prior to expiration.  During the fourth quarter of fiscal 2005, the Company generated additional net operating losses and recorded a full valuation allowance associated with these losses.

          At January 31, 2006, the Company had a state net operating loss carryforward of $82,283,000.  This net operating loss will expire in tax years 2006 to 2025.  A valuation allowance of $3,655,000 and $1,368,000 for the years ending January 31, 2006 and 2005, respectively, has been established to reflect management’s belief that none of these net operating loss carryforwards will be realized prior to expiration.

          The income tax expense for the years ended January 31, consists of the following:

(in thousands)	2006	2005	2004

Current tax (benefit)	$(16,519)	$(5,702)	$(1,636)
Deferred tax (benefit) expense	18,994	1,349	(3,225)

Total income tax (benefit) expense	2,475	(4,353)	(4,861)
Income tax (benefit) from discontinued operations	—	(746)	(423)

Income tax (benefit) expense from continuing operations	$2,475	$(3,607)	$(4,438)

          The provision for income taxes on income differs from the statutory tax expense computed by applying the federal corporate tax rate of 34%, 34% and 34% for the years ended January 31, 2006, 2005 and 2004, respectively.

(in thousands)	2006	2005	2004

Taxes (benefit) computed at statutory rate	$(27,840)	$(4,840)	$(4,616)
State income tax (benefit), net of federal tax effect	(3,712)	(800)	(1,032)
Valuation allowance impact	34,787	599	769
Other	(760)	688	18

Total income tax (benefit) expense	$2,475	$(4,353)	$(4,861)

Other includes amounts recorded for federal and certain state tax reserves and certain permanent tax differences.

16.	Common stock

Following are the number of shares issued for each of the Company’s classes of common stock as of January 31:

	Common Stock (par value $.001)	Class B Common Stock (par value $1.00)	Treasury Stock

Balance at January 31, 2003	18,020,968	142	(3,822,637)

Exercise of Options/Restricted Shares	34,040	—	—
Purchase of Treasury Stock	—	—	(321,400)
Issuance of Stock	—	—	9,896

Balance at January 31, 2004	18,055,008	142	(4,134,141)

Exercise of Options/Restricted Shares	3,894	—	18,030
Issuance of Stock	—	—	7,408

Balance at January 31, 2005	18,058,902	142	(4,108,703)

Exercise of Warrants	—	—	2,792,462
Exercise of Options/Restricted Shares	—	—	15,728
Issuance of Stock	—	—	4,826

Balance at January 31, 2006	18,058,902	142	(1,295,687)

          Each Class B Share is exchangeable into Common Shares on an approximate 35.4 for 1 basis. Each Common Share is entitled to one vote, and each Class B Share is entitled to approximately 35.4 votes on each matter submitted to stockholders for vote.

17.	Earnings per share

Basic earnings per share are computed by dividing net earnings available to holders of Common Shares and Class B Shares by the weighted average number of Common Shares and Class B Shares outstanding. Diluted earnings per share are computed assuming the exercise of all dilutive stock options. Under these assumptions, the weighted average number of Common Shares and Class B Shares outstanding is increased accordingly.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the years ended January 31:

	2006		2005		2004

(in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted

EPS Numerator:
Net loss from continuing operations	$(76,485)	$(76,485)	$(8,189)	$(8,189)	$(7,955)	$(7,955)
EPS Denominator:
Average common shares outstanding:	14,214	14,214	13,943	13,943	14,098	14,098
Effect of dilutive securities:
Stock options	—	—	—	—	—	—

Total shares	14,214	14,214	13,943	13,943	14,098	14,098

Earnings per share from continuing operations	$(5.38)	$(5.38)	$(0.59)	$(0.59)	$(0.57)	$(0.57)

Stock options excluded from the calculation of diluted earnings per share (due to their antidilutive effect on the calculation)	—	2,590	—	2,713	—	2,909

18.	Employee benefit plans

           Effective October 1, 2001, the Company established an Employee Stock Purchase Plan (“ESPP”) for the benefit of substantially all employees. Employees were eligible to participate in the ESPP after six consecutive months of employment and if the employee’s customary employment was more than 20 hours per week. Through employee contributions to the ESPP, employees purchased Common Shares of the Company at 90% of the market value.  The Company terminated the ESPP in October 2005.

          Effective October 1, 1997, the Company established a 401(k) Plan for the benefit of substantially all employees, the assets of which are not commingled with Company funds. Employees become eligible to participate in the 401(k) Plan after one year of service, which is defined as at least one year of employment and 1,000 hours worked in that year. The Company may make discretionary contributions to the 401(k) Plan. Beginning in October 2005, the Company began partially matching employee contributions.

          In 1988, the Company established an Employee Stock Ownership Plan (the “ESOP”), which is a noncontributory plan established to acquire shares of the Company’s Class B Shares for the benefit of all employees. In conjunction with completion of the Company’s initial public offering and recapitalization of its financing arrangements, the Company restructured the ESOP. As of January 31, 1998, all remaining shares had been released to participants.  As long as the stock is publicly traded the Company is not required to repurchase shares from ESOP participants.

           On September 8, 2005, the trustee of the ESOP concluded that it was no longer in the best interest of participants to continue to invest ESOP assets in Common Shares.  On September 9, 2005, the trustee sold, on the New York Stock Exchange, all 347,206 Common Shares owned by the ESOP, at an average price of $1.0734 per share.  The ESOP received proceeds, net of commissions, of $365,747 from such sale.  All funds received from the sale of Common Shares are being held in participant’s accounts and have been invested in a money market fund that invests in United States government securities.

          Because the ESOP is no longer invested primarily in employer securities, it no longer meets the requirements for an employee stock ownership plan.  The Company, as ESOP sponsor, will determine how the ESOP will be handled in the future.  Options might include converting it to a profit sharing or 401(K) plan, merging it with another Company retirement plan, or terminating it and making the account balances available to participants.

19.	Stock Plans

          In April 1996, the Company approved the 1996 Long-Term Incentive Plan (the “1996 Plan”). Under the 1996 Plan, the Company could grant incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights (“SARs”), bonus stock awards, restricted stock awards, and performance shares.  No compensatory options were granted under the 1996 Plan during fiscal 2005 and 2004.  As a result of the Offer for the Company’s Common Shares and related transactions as described in Note 4 and above under “Stock Based Compensation”, all outstanding stock options under the 1996 Plan were canceled as of March 15, 2006 without payment from the Company.  The Board of Directors of the Company has resolved to terminate the 1996 Plan in connection with the Merger described in Note 4.

          The Company approved the 1997 Long-Term Incentive Plan (the “1997 Plan”) on February 24, 1997 and the stockholders adopted the 1997 Plan on June 5, 1997. On June 8, 1999, June 1, 2000 and June 11, 2002, the stockholders adopted amendments to the 1997 Plan to increase the Common Shares reserved for issuance under the 1997 Plan. Under the 1997 Plan, the Company may grant ISOs or nonqualified stock options, SARs, bonus stock awards, restricted stock and performance shares.  No compensatory options were granted under the 1997 Plan during fiscal 2005 and fiscal 2004.

           As a result of the Offer for the Company’s Common Shares and related transactions as described in Note 4 and Note 2 above under “Stock Based Compensation”, all outstanding stock options under the 1997 Plan were canceled as of March 15, 2006 without payment from the Company.  The Board of Directors of the Company has resolved to terminate the 1996 Plan in connection with the Merger described in Note 4.  Grants of restricted stock, which generally were subject to a restriction from the date of grant before vesting and receiving the shares without restriction, were awarded to certain officers and key employees under the 1997 Plan.  As a result of the Offer and related transactions described in Note 4, a change in control of the Company occurred for purposes of the 1997 Plan.  The 1997 Plan provided that, upon certain changes in ownership or control of the Company, outstanding restricted stock awards would automatically become vested.  Accordingly, the Company accelerated the amortization of the deferred compensation expense and recorded a liability of approximately $70,000 based upon the number of unrestricted shares outstanding as of January 31, 2006 multiplied by the Offer price of $1.60 per share.

During fiscal year 2005, restrictions on 15,727 shares of restricted stock previously granted to officers and employees lapsed based on service requirements and all remaining 44,352 shares lapsed due to the change in control.   Deferred compensation expense was $229,000 and $672,000 in fiscal year 2005 and 2004, respectively.  During fiscal year 2005, 22,276 shares of restricted stock were granted with a weighted average fair value of $4.35 per share.

Option activity for the years ended January 31, 2004, 2005 and 2006 was as follows:

	Shares	Weighted-Average Exercise Price	Options Exercisable

Balance at January 31, 2003	2,926,992	$11.81	2,105,495

Options granted	72,834	10.36
Options exercised	(34,066)	7.60
Options canceled	(246,596)	11.19

Balance at January 31, 2004	2,719,164	$11.88	2,337,028

Options granted	9,110	9.41
Options exercised	(1,626)	7.52
Options canceled	(31,229)	11.67

Balance at January 31, 2005	2,695,419	$11.87	2,545,752

Options granted	680,235	3.76
Options exercised	—	—
Options canceled	(1,143,246)	13.67

Balance at January 31, 2006	2,232,408	$8.64	1,845,943

          The weighted-average fair value of 680,235, 9,110, and 72,834 options granted was $3.76, $9.41, and $10.36 for the years ended January 31, 2006, 2005 and 2004, respectively.

          The following table summarizes the status of outstanding stock options as of January 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.995 - $7.970	731,791	6.95	$4.781	376,556	$7.865
$8.085 - $9.290	67,531	5.76	8.757	57,028	8.726
$9.333 - $9.333	901,268	4.32	9.333	901,268	9.333
$9.525 - $24.250	531,818	4.30	12.757	511,091	12.686

$0.995 - $24.250	2,232,408	5.22	$8.639	1,845,943	$9.943

          As a result of the Offer for the Common Shares and related transactions, as described in Note 4, a change of control of the Company occurred for purposes of the Company’s Plans.  The Plans provided that, upon certain changes in the ownership or control of the Company, outstanding stock options were automatically cancelled in exchange for a cash payment for each Common Share still covered by the options equal to the excess, if any, of (A) the greater of (i) the highest price per share of the Common Shares offered to shareholders of the Company in connection with the change in control or (ii) the fair market per share of the Common Shares on the date of the change in control, over (B) the exercise price per Common Share under the options.  The amount offered for Common Shares (and the fair market value of such stock) on the date of the change in control was $1.60 per share.  This amount was less than the exercise price per share for the outstanding stock options, and all outstanding stock options under the Company’s Plans were cancelled as of March 15, 2006.

          The Merger Agreement provides that at the effective time of the Merger, each then-outstanding option to purchase Common Shares under the Company’s 1998 Non-Employee Director Stock Option Plan will be cancelled and each holder of such option will have no further rights thereto except to receive a cash payment, subject to any required withholding of taxes, equal to the product of (i) the total number of Common Shares otherwise issuable upon exercise of such option and (ii) the amount, if any, by which $1.60 per Common Share exceeds the applicable exercise price per Common Share otherwise issuable upon exercise of such option.  The $1.60 amount is less than the exercise price per Common Share for all these options, so all such options will be cancelled without payment at the effective time of the Merger.

          Outstanding options held by Robert L. Baumgardner, the Company’s Chief Executive Officer, are treated in accordance with the terms of his employment agreement and were cancelled effective as of March 15, 2006.  Compensatory arrangements with Mr. Baumgardner relating to the cancellation of these options are still in the process of being finalized. Under Mr. Baumgardner’s employment agreement dated October 31, 2005, Mr. Baumgardner would have been entitled to receive options on the closing of the sale of the convertible notes under the October 3, 2005 Purchase Agreement for a number of shares equal to 2% of the number of Common Shares for which the notes would then be convertible.  Since the Purchase Agreement was terminated upon the execution of the Merger Agreement, Mr. Baumgardner will not receive such options.  There is no similar agreement, arrangement or understanding in connection with the Merger.

20.	Commitments and Contingencies

Class Action Lawsuits

          On February 12, 2004, a putative class action complaint captioned Greater Pennsylvania Carpenters Pension Fund v. Whitehall Jewellers, Inc., Case No. 04 C 1107, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The complaint makes reference to the litigation filed by Capital Factors, Inc. (“Capital Factors”) and settled as disclosed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 and to the Company’s November 21, 2003 announcement that it had discovered violations of Company policy by the Company’s Executive Vice President, Merchandising, with respect to Company documentation regarding the age of certain store inventory.  The complaint further makes reference to the Company’s December 22, 2003 announcement that it would restate results for certain prior periods.  The complaint alleges that the Company and its officers made false and misleading statements and falsely accounted for revenue and inventory during the putative class period of November 19, 2001 to December 10, 2003.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder.

          On February 17, 2004, a putative class action complaint, captioned Michael Radigan v. Whitehall Jewellers, Inc., Case No. 04 C 1196, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On February 19, 2004, a putative class action complaint, captioned Milton Pfeiffer v. Whitehall Jewellers, Inc., Case No. 04 C 1285, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On April 6, 2004, the District Court in the Greater Pennsylvania Carpenters case, No. 04 C 1107, consolidated the Pfeiffer and Radigan complaints with the Greater Pennsylvania Carpenters action, and dismissed the Radigan and Pfeiffer actions as separate actions.  On April 14, 2004, the court designated the Greater Pennsylvania Carpenters Pension Fund as the lead plaintiff in the action and designated Greater Pennsylvania’s counsel as lead counsel.

          On June 10, 2004, a putative class action complaint, captioned Joshua Kaplan v. Whitehall Jewellers, Inc., Case No. 04 C 3971, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers.  The factual allegations and claims of this complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On June 14, 2004, lead plaintiff Greater Pennsylvania Carpenters Pension Fund in Case No. 04C 1107 filed a consolidated amended complaint.  On July 14, 2004, the District Court in the Greater Pennsylvania Carpenters action consolidated the Kaplan complaint with the Greater Pennsylvania Carpenters action, and dismissed the Kaplan action as a separate action.  On August 2, 2004, the Company filed a motion to dismiss the consolidated amended complaint.  On January 7, 2005, the motion to dismiss was granted in part and denied in part, with plaintiffs granted leave to file an amended complaint by February 10, 2005.  On February 10, 2005, the lead plaintiff filed a first amended consolidated complaint.  On March 2, 2005, the Company filed a motion to dismiss the amended complaint.  On June 30, 2005, the Court denied Defendants’ motions to dismiss.  On July 28, 2005, Defendants filed their Answers to the First Amended Consolidated Complaint.  On September 23, 2005, lead plaintiff filed its motion for class certification.  After conducting certain class certification and merits discovery, the parties jointly moved for a stay of discovery and stay of briefing on lead plaintiff’s motion for class certification during the resumption of mediation efforts.  By order dated January 24, 2006, the court granted the joint motion.  By that same order, the court dismissed lead plaintiff’s motion for class certification without prejudice and with leave to refile on or before February 23, 2006.  Lead plaintiff refiled its motion for class certification on February 23, 2006.  By order dated March 16, 2006, the court dismissed Plaintiff’s Motion for Class Certification without prejudice pursuant to pending settlement discussions.  By that same order, the court set a status hearing for April 24, 2006, at which time a revised discovery and briefing schedule on lead plaintiff’s motion for class certification will be set, if appropriate.  While the settlement process is ongoing, the parties have reached agreement in substance to settle all claims in the First Amended Complaint, subject to a final, written agreement and court approval. The Company has not recorded any loss contingency associated with a possible settlement as the Company expects any settlement to be subject to an insurance claim.

State Derivative Complaints

          On June 17, 2004, a stockholder derivative action complaint captioned Richard Cusack v. Hugh Patinkin, Case No. 04 CH 09705, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification.  The factual allegations of the complaint are similar to those made in the Greater Pennsylvania Carpenters Pension Fund complaint described above.

          On April 19, 2005, a stockholder derivative action complaint captioned Marilyn Perles v. Executor of the Estate of Hugh M. Patinkin, Case No. 05 CH 06926, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against, inter alia, certain of the Company’s officers and directors.  The complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, breach of fiduciary duties for insider selling and misappropriation of information, and contribution and indemnification.  The factual allegations of the complaint are similar to those made in the Cusack complaint described above.  The Perles complaint also purports to assert claims on behalf of the Company against PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.

          On June 13, 2005, a stockholder derivative action complaint captioned Carey Lynch v. Berkowitz, Case No. 05CH09913, was filed in the Circuit Court of Cook County, Illinois, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts, inter alia, a claim for breach of fiduciary duty.  The factual allegations of the complaint are similar to those made in the Cusack and Perles complaints described above.

          On July 18, 2005, the Circuit Court of Cook County consolidated the Cusack, Perles and Lynch actions.  On August 26, 2005, plaintiffs filed a consolidated amended derivative complaint against certain of the Company’s current and former officers and directors and PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.  On October 3, 2005, defendants, other than PricewaterhouseCoopers LLP, filed their motion to dismiss the consolidated amended derivative complaint based, inter alia, on the failure of plaintiffs to make a pre-suit demand upon the Company’s Board of Directors and failure to state a claim.

Federal Derivative Complaints

          On February 22, 2005, a verified derivative complaint captioned Myra Cureton v. Richard K. Berkowitz, Case No. 05 C 1050, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts a claim for breach of fiduciary duty.  The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints described above.

          On March 16, 2006, the court held a status conference, at which time it directed that the Defendants file a responsive pleading by April 17, 2006, absent an indication from Plaintiffs on or before April 3, 2006, that they intend to file an Amended Complaint.  By order dated March 15, 2006, the court also set a status conference for April 19, 2006.

          On April 13, 2005, a verified derivative complaint captioned Tai Vu v. Richard Berkowitz, Case No. 05 C 2197, was filed in the United States District Court, Northern District of Illinois, Eastern Division, for the alleged benefit of the Company against certain of the Company’s officers and directors.  The complaint asserts a claim for breach of fiduciary duty.  The factual allegations of the complaint are similar to those made in the Cusack and Greater Pennsylvania Carpenters Pension Fund complaints described above.  On May 11, 2005, plaintiffs in the Cureton and Vu actions filed an unopposed motion to consolidate those two actions, and these cases were consolidated on May 25, 2005.  On June 20, 2005, plaintiffs filed a consolidated amended derivative complaint asserting claims for breach of fiduciary duty of good faith, breach of duty of loyalty, unjust enrichment, a derivative Rule 10(b)-5 claim, and a claim against Browne for reimbursement of compensation under Section 304 of the Sarbanes-Oxley Act.  On July 15, 2005, defendants moved to stay the consolidated action under the Colorado River doctrine pending the outcome of the state derivative actions.  On February 27, 2006, the motion was denied.  A status hearing was held on March 13, 2006. At the status hearing the Judge ordered that Defendants have until April 17, 2006 to file a responsive pleading on the pending complaint, absent an indication from Plaintiffs on or before April 3, 2006 that they intend to file an Amended Complaint.

           Subject to the potential settlement of the Class Action lawsuits described above, the Company intends to contest vigorously these putative class actions and the stockholder derivative suits and exercise all of its available rights and remedies.  Given that these cases may not be resolved for some time, it is not possible to evaluate the likelihood of an unfavorable outcome in any of these matters, or to estimate the amount or range of potential loss, if any.  While there are many potential outcomes, an adverse outcome in any of these actions could have a material adverse effect on the Company’s results of operations, financial condition and/or liquidity.

Newcastle Partners, L.P., et al. v. Whitehall Jewellers, Inc. et al.

           On January 5, 2006, Newcastle filed a complaint with the United States District Court for the Southern District of New York against the Company, Prentice and Holtzman, as disclosed in Newcastle’s Amendment No. 5 to its Schedule TO.  In general, the complaint alleged that the Company, Prentice and Holtzman had engaged in a series of violations of the federal securities laws, including violations of tender offer rules and regulations.  The complaint was amended on January 31, 2006.  The amended complaint withdrew all allegations against the Company except an allegation that the proposed voting requirements of a simple majority under the reverse stock split was inconsistent with the Company’s charter.  On February 24, 2006, the parties to the litigation held a conference with the court, at which time counsel for all parties in the litigation acknowledged that the claims against Whitehall were moot, and counsel for Newcastle and the Company agreed and consented to dismissal of the amended complaint as to the Company.  Holtzman and Prentice did not object to the dismissal.  On March 17, 2006, the court signed an order dismissing the matter as to Whitehall without prejudice.

Other

          As previously disclosed, in September 2003 the Securities and Exchange Commission (the “SEC”) initiated a formal inquiry of the Company with respect to matters that were the subject of the consolidated Capital Factors actions.  The Company has fully cooperated with the SEC in connection with this formal investigation.

                  By letter from counsel dated October 26, 2004, A.L.A. Casting Company, Inc. (“ALA”), a supplier and creditor of Cosmopolitan Gem Corporation (“Cosmopolitan”), informed the Company that it had been defrauded by Cosmopolitan and was owed $506,081.55 for goods shipped to Cosmopolitan for which payment was never received.  ALA claimed that the Company is jointly and severally liable for the full amount of $506,081.55 owed by Cosmopolitan because the Company aided and abetted Cosmopolitan’s fraud and participated in, induced or aided and abetted breaches of fiduciary duty owed to ALA by Cosmopolitan.  ALA has indicated its intention to pursue its claim, but the Company has not received notice that litigation has been filed.  The Company intends to vigorously contest this claim and exercise all of its available rights and remedies.

          On August 12, 2005, the Company announced that Ms. Beryl Raff was named Chief Executive Officer and would join the Company’s Board of Directors.  On September 8, 2005, the Company announced that Ms. Raff had resigned all positions with the Company.  On September 27, 2005, the Company filed an arbitration proceeding, as required under the Beryl Raff employment agreement, seeking damages and to enforce the non-competition provision.  On October 21, 2005, the Company was served with a declaratory judgment action, filed by J.C. Penney (Ms. Raff’s employer), in the 380th Judicial District in Collin County, Texas seeking a declaration of rights, that among other things, J.C. Penney has not violated any of the rights of the Company with respect to Ms. Raff’s employment.  The Company has reached a complete settlement with J.C. Penney and Ms. Raff of all matters arising in connection with Ms. Beryl Raff’s employment.  The net proceeds from such settlement are not material. The details of the settlement are confidential.

          The Company is also involved from time to time in certain other legal actions and regulatory investigations arising in the ordinary course of business.  Although there can be no certainty, it is the opinion of management that none of these other actions or investigations will have a material adverse effect on the Company’s results of operations or financial condition.

Lease Obligations

          The Company leases the premises for its office facilities and all of its retail stores, and certain office and computer equipment generally under noncancelable agreements for periods ranging from two to 13 years. Most leases require the payment of taxes, insurance and maintenance costs. Future minimum rentals under noncancelable operating leases as of January 31, 2006 are as follows:

Years ending January 31 (in thousands)	Amount

2007	$30,516
2008	28,538
2009	25,242
2010	21,552
2011	17,487
Thereafter	33,587

Total future minimum rent obligations	$156,922

           The future minimum rental amounts above, include future minimum rents of $27,433,000 related to the planned closing of the 77 stores.  Management is currently negotiating with its landlords to exit these leases.  In accordance with FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” the Company as of January 31, 2006, recorded a charge of $3,686,000 for estimated lease termination costs associated with the planned store closures, of which $1,096,000 is classified as discontinued operations.  This charge represents management’s current estimate of such lease termination costs based on negotiations with the respective landlords.  Additional charges for lease terminations costs may be required in future periods to the extent that actual costs are greater than management’s current estimate, which may be material to the financial statements. The Company has not reached written agreements regarding lease terminations with any landlords.  Leases for all closed stores are or will be in default.  The Company continues to work with its landlords to reach consensual agreements on the terms of such lease terminations.  There is no assurance that such agreements will be reached which could have a negative effect on the Company’s financial statements.

Total rental expense for all operating leases for the years ended January 31, is as follows:

(in thousands)	2006	2005	2004

Rental expense:
Minimum	$31,385	$30,736	$29,750
Rentals based on sales	576	570	761
Other	140	151	387

Total rental expense	$32,101	$31,457	$30,898

The total rental expense included in discontinued operations is $1,644,000, $1,931,000, and $1,742,000 for fiscal years ending January 31, 2006, 2005 and 2004, respectively.

          In December 2005, the Company entered into an agreement with a vendor conditioned on certain future events to return $3.3 million of diamonds for credit at the Company’s full cost in exchange for a commitment to purchase approximately $6.0 million of existing consignment inventory and $1.0 million of new products.  The total purchase commitment as of January 31, 2006 was $6.3 million.  The Company amended the agreement and consummated the transaction in February 2006.

21.	Related Party Transactions

           At the end of fiscal year 2004, Mr. Hugh Patinkin, Mr. Desjardins and Mr. Matthew Patinkin owned a 52% equity interest in Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, which own and operate primarily mall-based snack food stores.  On March 30, 2005, Mr. Hugh Patinkin died and his ownership passed to his estate.  As of January 31, 2006, Messrs. Matthew Patinkin and Desjardins owned a 26% equity interest in these enterprises.  A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Board of Directors. One of Norman Patinkin’s adult children is a director and chief executive officer of Double P Corporation. During fiscal year 2005, Messrs. Hugh Patinkin, Desjardins and Matthew Patinkin spent a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, and such services were provided in accordance with the Company’s Code of Conduct. Messrs. Hugh Patinkin, Desjardins and Matthew Patinkin received no remuneration for these services other than reimbursement of expenses incurred. In the past, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord (“Simultaneous Negotiations”) to reach agreements for their separate locations. Since the Company’s initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company’s outside directors. The Company had conducted such negotiations in less than ten situations, since the Company’s initial public offering in 1996. The Company’s current policy is that it will no longer enter into such Simultaneous Negotiations.

           The Company offers health insurance coverage to the members of its Board of Directors.  The health insurance policy options and related policy cost available to the Directors are similar to those available to the Company’s senior level employees.

           The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Company merchandise at approximately ten percent above the Company’s cost. No such purchases were made under this program during fiscal year 2004 and this program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company’s support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

22.	Unaudited Quarterly Results

          The Company’s results of operations fluctuate on a quarterly basis.  The following table sets forth summary unaudited financial information of the Company for each quarter in fiscal 2005 and 2004.  In the opinion of management, this quarterly information has been prepared on a basis consistent with the Company’s audited financial statements appearing elsewhere in this annual report, and reflects adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto.

	2005 Quarters Ended

(in thousands, except per share data)	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006

Net sales	$68,168	$65,811	$56,924	$128,722
Gross profit	22,056	18,026	(6,704)	40,704
Loss from operations	(5,585)	(15,499)	(35,681)	(4,709)
Net loss from continuing operations	(4,178)	(22,746)	(39,377)	(10,184)
Net loss from discontinued operations	(771)	(1,340)	(3,483)	(2,278)
Net loss	(4,949)	(24,086)	(42,860)	(12,462)
Diluted earnings per share:
Net loss	$(0.35)	$(1.69)	$(3.02)	$(0.88)

	2004 Quarters Ended

(in thousands, except per share data)	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005

Net sales	$69,918	$69,287	$60,810	$120,878
Gross profit	23,445	23,346	17,163	45,932
Income (loss) from operations	(5,062)	(3,961)	(9,784)	11,376
Net income (loss) from continuing operations	(3,452)	(2,773)	(7,746)	5,782
Net loss from discontinued operations	(244)	(410)	(562)	(478)
Net income (loss)	(3,696)	(3,183)	(8,308)	5,304
Diluted earnings per share:
Net income (loss)	$(0.27)	$(0.23)	$(0.59)	$0.38

23.	Sales by Merchandise Category

          The following table sets forth the Company’s percentage of total merchandise sales by category for the years ended January 31:

	2006	2005	2004

Diamonds	66.6%	65.6%	65.3%
Gold	15.7	15.6	15.6
Precious/Semi-Precious	12.3	13.1	14.6
Watches	5.4	5.7	4.5

Total Merchandise Sales	100.0%	100.0%	100.0%

Along with the Company’s merchandise assortments, the Company provides jewelry repair services to its customers (sales from which represented 2.5%, 2.5%, and 2.4% of net sales in the fiscal years ended January 31, 2006, 2005 and 2004, respectively) and jewelry service plans provided through a third party provider (sales from which represented 3.1%, 2.9% and 2.4% in the fiscal years ended January 31, 2006, 2005 and 2004, respectively).  Jewelry repair services are provided through independent jewelers under contract.

24.	Subsequent Events

          In the near term the Company plans to call a Special Meeting of Stockholders at which stockholders of the Company will be asked to consider and vote upon the adoption of the Merger Agreement.  The Merger is the second and final step in the acquisition of the Company by Holtzman and Prentice.  The first step was the Offer by Purchaser for all of the Company’s outstanding Common Shares at a price of $1.60 per Common Share.  In connection with the Merger Agreement, the parties terminated the Purchase Agreement that the Company had previously entered into with Prentice and Holtzman (see Note 3).

Also, the January 31, 2006 maturity of the Company’s Bridge Loan Agreement was extended for three years.  In connection with the Merger Agreement, on February 1, 2006, the Lenders made an additional $20 million loan to the Company for working capital and general corporate purposes.

          Pursuant to the Merger Agreement, Purchaser will be merged with and into the Company with the Company continuing as the surviving corporation.  Holtzman and Prentice and their respective affiliates own a sufficient number of Common Shares to assure adoption of the Merger Agreement at the Special Meeting of Stockholders and they are required by the Merger Agreement to vote all of their Common Shares in favor of adoption of the Merger Agreement.  As a result, the Merger Agreement will be adopted even if no stockholders other than the Holtzman and Prentice and their respective affiliates vote to adopt it.  As a result of the Merger, the Company will become a wholly-owned subsidiary of Holdco and the public will not have any continuing equity interest in, and will not share in future earnings, dividends or growth, if any, of the Company.

           Robert Baumgardner, Edward Dayoob, Jonathan Duskin, Seymour Holtzman and Charles Phillips were appointed to the Company’s Board of Directors effective March 15, 2006 and shall serve, together with the remaining four independent directors until the consummation of the Merger, in accordance with the Merger Agreement. On April 14, 2006, Daniel Levy advised the Company that he is resigning effective May 1, 2006.

           Based on information provided by Continental Stock Transfer & Trust Company, the depositary for the Offer, a total of 8,432,249 Common Shares, representing approximately 50.3% of the outstanding Common Shares, were validly tendered pursuant to the Offer, including the subsequent offering period. Together with Common Shares beneficially owned by the Investors, WJ Acquisition Corp. owns an aggregate of 12,716,044 Common Shares, representing approximately 76% of the outstanding Common Shares.

           Since January 31, 2006, the Company closed 36 stores (as described in Note 7) and opened 1 store as of March 31, 2006.

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule

To the Board of Directors
of Whitehall Jewellers, Inc.:

Our audits of the Whitehall Jewellers, Inc. financial statements referred to in our report dated April 17, 2006 (such report included an explanatory paragraph related to the Company’s ability to continue as a going concern) appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
April 17, 2006

WHITEHALL JEWELLERS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Twelve months ended January 31, 2004, 2005 and 2006
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Twelve months ended 1/31/04
Allowance for doubtful accounts	$544	$973	$979	$538

Inventory allowance	3,567	5,987	5,823	3,731

Deferred tax valuation allowance	—	769	—	769

Twelve months ended 1/31/05
Allowance for doubtful accounts	$538	$517	$660	$395

Inventory allowance	3,731	7,878	7,352	4,257

Deferred tax valuation allowance	769	599	—	1,368

Twelve months ended 1/31/06
Allowance for doubtful accounts	$395	$293	$313	$375

Inventory allowance	4,257	27,005	11,352	19,910

Deferred tax valuation allowance	1,368	34,787	22	36,133

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          As previously disclosed, on March 27, 2006, PricewaterhouseCoopers LLP, the independent registered public accounting firm for the Company, informed the Company and the Audit Committee of the Company’s Board of Directors that it will resign upon the completion of PricewaterhouseCoopers LLP’s audit procedures regarding the financial statements of the Company as of and for the fiscal year ended January 31, 2006 and this Annual Report on Form 10-K.

          The Audit Committee has not yet engaged a new independent registered public accountant.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          The Company has established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

          Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2006, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) of the Company have concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

          The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis, to improve its controls and procedures over time and to correct any deficiencies that may be discovered in the future in order to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the present design of the Company’s disclosure controls and procedures is effective to achieve these results, future events affecting the Company’s business may cause management to modify its disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2006.

          The Company’s management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes In Internal Control Over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

          The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

          Daniel H. Levy, age 62, served as the interim Chief Executive Officer of the Company from October 11, 2005 until November 9, 2005 and has served as Chairman of the Board since November 10, 2005 and as a director of the Company since January 7, 1997.  Mr. Levy also served as a director from March 1996 until May 1996.  He was most recently the Chief Executive Officer of Donnkenny, LLC, a designer, manufacturer and marketer of women’s apparel, and, immediately prior to that, was Chief Executive Officer and Chairman of the Board of Donnkenny, Inc. from January 1, 2000 until April 6, 2005. On February 8, 2005, Donnkenny, Inc. filed for voluntary Chapter 11 bankruptcy protection. Mr. Levy served as Chairman and Chief Executive Officer of Best Products Co. Inc., a large discount retailer of jewelry and brand name hardline merchandise from April 1996 until January 1997. Prior to such time, Mr. Levy was a Principal for LBK Consulting from 1994 until 1996. Mr. Levy served as Chairman and Chief Executive Officer of Conran’s during 1993. Prior to such time, Mr. Levy was Vice Chairman and Chief Operating Officer for Montgomery Ward & Co. from 1991 until 1993. Mr. Levy is the Chairman of the Company’s Compensation Committee and a member of the Audit Committee. On April 14, 2006 Mr. Levy advised the Company that he is resigning effective May 1, 2006.

          Richard K. Berkowitz, age 64, has served as a director of the Company since 1998. He retired from Arthur Andersen, L.L.P. in August 1998 after serving 21 years as a partner.  Prior to his retirement, Mr. Berkowitz served as head of Arthur Andersen’s tax division in Miami, Florida.  Mr. Berkowitz has been associated with Entente Investment, Inc. and was a member of the Advisory Board of Security Plastics, Inc.  Mr. Berkowitz is Chairman of the Company’s Audit Committee.

          Robert L. Baumgardner, age 59, joined the Company in November 2005 as Chief Executive Officer.  He was appointed to the Board of Directors of the Company on March 15, 2006 pursuant to the Merger Agreement. Mr. Baumgardner, prior to joining the Company, was President and Chief Executive Officer of Little Switzerland, Inc., a Caribbean-based duty free retailer and wholly-owned subsidiary of Tiffany & Co., from 1999 through November 2005. Mr. Baumgardner is a 34-year veteran of the jewelry industry with prior affiliations with Bailey Banks & Biddle, Mayors Jewelers and Tiffany & Co.

          Edward Dayoob, age 66, was appointed to the Board of Directors of the Company on March 15, 2006 pursuant to the Merger Agreement.  He is the former President and Chief Executive Officer of Fred Meyer Jewelers, Inc., and former Senior Vice President of Fred Meyer, Inc. Fred Meyer Jewelers is the nation’s fourth largest fine jewelry company. Fred Meyer Jewelers is a wholly-owned subsidiary of Fred Meyer, Inc. Mr. Dayoob started in the jewelry business in 1959 with White Front Stores in California, where he served as Vice President of Operations. Mr. Dayoob joined Weisfield Jewelers in Seattle, Washington in 1972. In 1973, Mr. Dayoob founded Fred Meyer Jewelers.

          Jonathan Duskin, age 38, was appointed to the Board of Directors of the Company on March 15, 2006 pursuant to the Merger Agreement.  He is a managing director of Prentice Capital Management, LP, a private investment limited partnership, which he joined at the beginning of 2005. Prior to joining Prentice, Mr. Duskin was employed by an affiliate of  S.A.C. Capital (“S.A.C.”), beginning in 2002. Prior to joining S.A.C., Mr. Duskin was a managing director at Lehman Brothers Inc., a financial services company, from 1998 to 2002, where he served as Head of Product Management and Chairman of the Investment Policy Committee within the Research Department. He currently serves on the boards of directors of The Wet Seal, Inc. and several private companies.  Mr. Duskin is a member of the Company’s Compensation Committee and the Governance and Nominating Committee.

          Seymour Holtzman, age 70, was appointed to the Board of Directors of the Company on March 15, 2006 pursuant to the Merger Agreement.  He is the President and Chief Executive Officer of Jewelcor, Inc., a former New York Stock Exchange listed company that operated a chain of retail stores and other businesses.  Mr. Holtzman currently serves as Chairman and Chief Executive Officer of each of Jewelcor Management, Inc., a company primarily involved in investment and management services; C.D. Peacock, Inc., a Chicago, Illinois retail jewelry establishment; and S.A. Peck & Company, a retail and mail order jewelry company based in Chicago, Illinois.  From 1986 to 1988, Mr. Holtzman was Chairman of the Board and Chief Executive Officer of Gruen Marketing Corporation, an American Stock Exchange listed company involved in the nationwide distribution of watches.  Mr. Holtzman is currently Co-Chairman of the Board of Directors of George Foreman Enterprises, Inc. (“GFME”, formerly known as MM Companies, Inc.), a publicly traded company.  He has held the position of Chairman, and now Co-Chairman, since January 2001 and he was appointed Chief Executive Officer of GFME in June 2004.  Mr. Holtzman has been a director of Casual Male Retail Group, Inc. (“CMRG”), a publicly traded men’s apparel retailer, since

April 7, 2000. On May 25, 2001 the Board of Directors of CMRG hired Mr. Holtzman as an officer and an employee.  Mr. Holtzman has been Chairman of the Board of Web.com, Inc., a publicly traded company, since August 2005. Mr. Holtzman has over 40 years of business and management experience.   Mr. Holtzman is a member of the Company’s Compensation Committee and the Governance and Nominating Committee.

          Norman J. Patinkin, age 79, has served as a director of the Company since 1989.  In 2001, he retired as the Chief Executive Officer of United Marketing Group, L.L.C., but remains on its Board of Directors.  United Marketing Group, L.L.C. operates telemarketing services, motorclubs, travel clubs and direct response merchandise programs for large corporations.  Norman J. Patinkin is a first cousin, once removed, of Matthew M. Patinkin, an executive officer of the Company.

          Charles G. Phillips, age 57, was appointed to the Board of Directors of the Company on March 15, 2006 pursuant to the Merger Agreement.  He joined Prentice Capital Management, LP as Chief Operating Officer and as a member of the investment team in 2005.  Prior to joining Prentice, Mr. Phillips was a member of the Investment Banking Operating Committee and the founder of the Retail Coverage and High Yield Bond Departments at Morgan Stanley during the 1980s. He was the President of Gleacher & Co., an investment banking and management firm, where he worked from 1991 until his retirement in 2003.  In that capacity he had extensive involvement in the firm’s M&A, private investment, leverage finance and restructuring activities.  Mr. Phillips currently serves on the boards of directors of California Pizza Kitchen, Inc. and Champps Entertainment, Inc.  Mr. Phillips is a member of the Company’s Compensation Committee and the Governance and Nominating Committee.

          Sanford Shkolnik, age 66, was appointed to the Board of Directors of the Company on April 15, 2003.  In 1972, he co-founded Equity Properties and Development Co., which operated a substantial retail real estate portfolio, and served as its Chairman and Chief Executive Officer from 1972 to 1996. Since 1997, Mr. Shkolnik has independently pursued opportunities in real estate and other business ventures.  Mr. Shkolnik is the Chairman of the Company’s Governance and Nominating Committee and a member of the Audit Committee.

Executive Officers

          Robert L. Baumgardner, age 59, joined the Company in November 2005 as Chief Executive Officer and President. He was appointed to the Board of Directors of the Company on March 15, 2006.  Mr. Baumgardner, prior to joining the Company, was President and Chief Executive Officer of Little Switzerland, Inc., a Caribbean-based duty free retailer and wholly-owned subsidiary of Tiffany & Co., from 1999 through November 2005.  Mr. Baumgardner is a 34-year veteran of the jewelry industry with prior affiliations with Bailey Banks & Biddle, Mayors Jewelers and Tiffany & Co.

          John R. Desjardins, age 55, joined the Company in 1979 and serves as Executive Vice President and Chief Financial Officer. He also has served as Treasurer of the Company from 2003 to present, and from 1989 through October 1998 and as a member of the Board of Directors of the Company from 1989 to January 2004.  Previously, he worked as a certified public accountant with Deloitte & Touche L.L.P.

          Robert W. Evans, age 52, joined the Company in January 2003 as Vice President — Merchandise Control.  Mr. Evans was promoted to Senior Vice President — Merchandise Control in January 2004 and to Executive Vice President, Administration and Chief Information Officer in June 2005. From May 2001 to December 2002, Mr. Evans was an independent retail consultant specializing in process improvement and profit recovery.  Mr. Evans was a Director of Consulting with Answerthink, Inc., a business and technology consulting firm, from 1999 to 2001.  Prior to joining Answerthink, Mr. Evans served in senior financial and technology positions in the retail industry.

          Jean K. FitzSimon, age 55, joined the Company in July 2005 as Senior Vice President and General Counsel. Ms. FitzSimon joined the Company after Bridge Associates, LLC, a corporate financial and operational consulting firm where she served as General Counsel and consulted on corporate compliance matters. Previously, she served as Chief Compliance Officer and Vice President — Law for Sears, Roebuck and Co., a multiline retail company. Ms. FitzSimon was in the private practice of law for several years, specializing in corporate turnarounds and restructurings. She began her career with the U.S. Department of Justice.  Ms. FitzSimon has advised the Company that she is resigning her position, but will remain with the Company until the end of April 2006.

           Debbie Nicodemus-Volker, age 52, joined the Company in June 2004 as its Executive Vice President of Merchandise.  Ms. Nicodemus-Volker joined the Company after a fourteen-year tenure with Duty Free Shoppers, a duty-free retailer. Most recently, Ms. Nicodemus-Volker was a Vice President of Merchandising and Planning for Donna Karan International, based in

New York. Donna Karan International and Duty Free Shoppers are divisions of Louis Vuitton Moet Hennessey. At Duty Free Shoppers, Ms. Nicodemus-Volker was Vice President for Merchandise Planning and Procurement for European Brands, including responsibility for fine jewelry and watches. For the six years before that, Ms. Nicodemus-Volker was Vice President for Merchandising — Fine Jewelry at Duty Free Shoppers.

          Matthew M. Patinkin, age 48, joined the Company in 1979 and has served as its Executive Vice President, Operations since July 2000. He also served as Executive Vice President, Store Operations, from 1989 through July 2000 and as a member of the Board of Directors of the Company from 1989 to January 2004.  Mr. Patinkin is a first cousin, once removed, of Norman J. Patinkin, a director of the Company.

The Audit Committee

          The Audit Committee presently consists of Richard K. Berkowitz (Chairman), Daniel H. Levy and Sanford Shkolnik. The Audit Committee held 10 meetings in fiscal year 2005.

          The Board of Directors has determined that all of the members of the Audit Committee meet the requirements for independence under NYSE listing standards and applicable federal securities laws.  The Board of Directors also has determined that Mr. Berkowitz is an “Audit Committee financial expert” under federal securities laws.

          The Audit Committee operates under a written charter adopted by the Board of Directors, a current copy of which is available on the Company’s website at www.whitehalljewellers.com. The Company will provide a copy of the charter without charge to any stockholder upon written or verbal request of such person.

          The functions of the Audit Committee include assisting the Board in monitoring the integrity of the Company’s financial statements, the independent registered public accounting firm’s qualifications and independence, the performance of the Company’s internal audit function and independent registered public accounting firm and the compliance by the Company with legal and regulatory requirements. The Audit Committee has the sole authority to appoint or replace the Company’s independent registered public accounting firm, which reports directly to the Audit Committee. The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms associated with such services) to be provided by the independent registered public accounting firm.  The Audit Committee has the authority to retain independent legal, accounting and other advisors and the Company is required to provide adequate funding and the compensation of any such advisors.

          The Audit Committee is also responsible for preparing a report for inclusion in the Company’s proxy statement stating among other things, whether the Company’s audited financial statements should be included in the Company’s Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act and the rules and regulations thereunder require the Company’s directors and executive officers and persons who are deemed to own more than ten percent of the Company’s common stock, to file certain reports with the Commission with respect to their beneficial ownership of the common stock.

          Based upon a review of filings with the Commission and written representations from certain reporting persons that other filings were required to be made, the Company believes that all of its directors and executive officers complied during fiscal year 2005 with the reporting requirements of Section 16(a) except that John R. Desjardins, Chief Financial Officer of the Company, filed a Form 4 on November 28, 2005, which was required to be filed by September 6, 2005.  The common stock sold were held in a family trust.  Mr. Desjardins does not exercise investment control over the trust assets and was not made aware that the sale had occurred until November 15, 2005, and despite repeated requests did not receive the sale details necessary to file his Form 4 until November 22, 2005.

Code of Conduct

          The Company has adopted a Code of Conduct that applies to all of the Company’s employees, officers and directors, including its principal executive officer and principal financial officer. The Company’s Code of Conduct covers a variety of areas of professional conduct including conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to the Company’s business.

          A copy of the Company’s Code of Conduct is posted on its website at www.whitehalljewellers.com. In the event that an amendment to, or a waiver from, a provision of the Company’s Code of Conduct that applies to any of the Company’s executive officers or directors occurs, the Company intends to post such information on its website. The Company undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of the Company’s Code of Conduct. Requests for a copy should be directed in writing to Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606, Attention: John R. Desjardins or by telephone to (312) 782-6800.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

          The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Company’s Chief Executive Officer, others who served as Chief Executive Officer during the year ended January 31, 2006 and the Company’s four most highly compensated executive officers (other than the Chief Executive Officer) (the “Named Executive Officers”) during the year ended January 31, 2006.

	Year Ended Jan. 31	Annual Compensation		Other Annual Compensation(1)	Long-Term Compensation Awards		All Other Compensation(4)

Name and Principal Position		Salary	Bonus		Restricted Stock Awards(2)	Shares Underlying Options/SARs(3)

Current Executive Officers
Robert L. Baumgardner	2006	$101,923	$500,000	$—	$—	325,235	$—
Chief Executive Officer and President(5)
John R. Desjardins	2006	$305,000	$125,000	$—	$—	—	$52,999
Executive Vice President and Chief Financial Officer	2005	$305,000	$—	$—	$—	—	$12,796
	2004	$305,000	$45,700	$—	$—	—	$24,932
Debbie Nicodemus-Volker	2006	$300,000	$—	$—	$—	—	$250
Executive Vice President of Merchandise(6)	2005	$190,385	$25,000	$91,731	$162,400	—	$125
Matthew M. Patinkin	2006	$280,000	$—	$—	$—	—	$17,709
Executive Vice President, Operations	2005	$280,000	$40,500	$—	$—	—	$9,457
	2004	$280,000	$—	$—	$—	20,000	$5,577
Robert W. Evans	2006	$200,000	$10,000	$—	$—	30,000	$3,148
Executive Vice President, Administration(7)

		Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Year Ended Jan. 31	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards(2)	Shares Underlying Options/SARs(3)	All Other Compensation(4)

Former Executive Officers
Daniel H. Levy	2006	$126,465	$—	$—	$—	—	$—
Former Chief Executive Officer(8)
Beryl Raff	2006	$—	$990,000	$—	$—	325,000	$—
Former Chief Executive Officer(9)
Lucinda M. Baier	2006	$338,541	$100,000	$59,124	$—	—	$500,616
Former Chief Executive Officer, President and Chief Operating Officer(10)	2005	$63,750	$—	$—	$—	—	$—
Hugh M. Patinkin	2006	$100,962	$—	$—	$—	—	$8,590
Former Chairman, Chief Executive Officer and President(11)	2005	$525,000	$—	$—	$—	—	$20,654
	2004	$520,000	$75,000	$—	$—	—	$21,188

(1)

Except where indicated, perquisites and personal benefits are less than the lesser of $50,000 or 10% of the salary and bonus for each Named Executive Officer.  Ms. Nicodemus-Volker received $91,731 from the Company during fiscal year 2004 for the payment or reimbursement of residential relocation expenses and taxes related thereto.  Payments from the Company to Ms. Baier during the year ended January 31, 2006 include $47,874 for residential relocation expenses and $11,250 for automobile expenses.

(2)

On January 28, 2003, the Company’s then Chief Executive Officer, Mr. Hugh Patinkin, received an award of 10,000 shares of restricted stock as an incentive award with respect to services to be rendered during the fiscal year ended January 31, 2004. The restrictions on the award to Mr. Hugh Patinkin vested in full upon his death.  As of January 31, 2006, the number and value of the aggregate restricted stock holdings of the Named Executive Officers were: Mr. Baumgardner, 0 shares ($0); Mr. Desjardins, 0 shares ($0); Ms. Nicodemus-Volker, 13,333 shares ($19,600); Mr. Matthew Patinkin, 0 shares ($0); Mr. Evans, 333 shares ($490); Mr. Levy, 3,064 shares ($4,504); Ms. Raff, 0 shares ($0); Ms. Baier, 0 shares ($0); and Mr. Hugh Patinkin, 0 shares ($0).  Under the terms of the Company’s 1996 Long-Term Incentive Plan and 1997 Long-Term Incentive Plan, all outstanding shares of restricted stock were vested and cancelled upon the consummation of the Offer that constituted the first step of the Merger and the holders became entitled to payments from the Company of $1.60 per share.

(3)

On January 28, 2003, as an incentive award with respect to services to be rendered during the fiscal year ending January 31, 2004, each of the Company’s then Chief Executive Officer, Mr. Hugh Patinkin, and other Named Executive Officers were granted options to purchase shares of the Company’s common stock in the following amounts: Mr. Hugh Patinkin, 50,000; Mr. Desjardins, 5,000; and Mr. Matthew Patinkin, 10,000. Prior to the date of Mr. Hugh Patinkin’s death, 16,666 of his options remained unvested. Pursuant to his stock option agreement, 5,555 of the unvested options became exercisable effective March 30, 2005 until March 30, 2006.  Under the terms of the Company’s

1996 Long-Term Incentive Plan and 1997 Long-Term Incentive Plan, all of the stock options held by executive officers (other than options held by Mr. Baumgardner) were cancelled without payment by the Company upon consummation of the Offer. Mr. Baumgardner’s stock options were cancelled effective as of March 15, 2006. Compensatory arrangements with Mr. Baumgardner relating to the cancellation of these options are still in the process of being finalized.

(4)

Payments in these amounts for fiscal year 2005 consist of (i) executive medical benefits, (ii) payments or reimbursements for life insurance premiums and (iii) employment agreement termination payments (see footnote 10 below).  The foregoing amounts were as follows:

Name	Executive Medical Benefits	Life Insurance Premium	Employment Agreement Termination Payment	Total

Robert L. Baumgardner	$—	$—	$—	$—
John R. Desjardins	$50,796	$2,203	$—	$52,999
Debbie Nicodemus-Volker	$250	$—	$—	$250
Matthew M. Patinkin	$17,056	$653	$—	$17,709
Robert W. Evans	$3,148	$—	$—	$3,148

Former Executive Officers
Daniel H. Levy	$—	$—	$—	$—
Beryl Raff	$—	$—	$—	$—
Lucinda M. Baier	$616	$—	$500,000	$500,616
Hugh M. Patinkin	$8,590	$—	$—	$8,590

(5)

Mr. Baumgardner commenced employment with the Company on November 9, 2005. Mr. Baumgardner’s annual base salary is $500,000. Mr. Baumgardner received a signing bonus of $500,000 in November 2005, per the terms of his employment agreement.

(6)	Ms. Nicodemus-Volker commenced employment with the Company on June 1, 2004.
(7)	Mr. Evans became an executive officer during the year ended January 31, 2006.
(8)

Mr. Levy served as interim Chief Executive Officer of the Company from October 11, 2005 until November 8, 2005.  Mr. Levy did not receive any compensation for his services as interim Chief Executive Officer and he did not have an employment agreement with the Company when serving in that capacity.  All compensation amounts for Mr. Levy reflect compensation for his services as a director and committee member.

(9)

Ms. Raff entered into an employment agreement with the Company on August 10, 2005 with respect to her service as Chief Executive Officer of the Company.  Ms. Raff received two cash payments of $487,500 each in August 2005, which were to be the first two of a number of transition compensation payments totaling $1,950,000 in the aggregate.  In addition, Ms. Raff received an additional transition payment of $15,000 on August 12, 2005.  On September 7, 2005, the Company received a letter from Ms. Raff, advising that she had resigned all positions with the Company.  She also indicated in the letter that she would be returning compensation previously paid to her by the Company. Ms. Raff delivered a check to the Company for $593,865 in respect of compensation previously paid, less withholding taxes.  Pursuant to her employment agreement, Ms.  Raff’s employment inducement stock option award of 325,000 was forfeited upon her resignation.  For information regarding Ms. Raff’s employment agreement, see “—Severance and Employment Agreements—Employment Agreements with Named Executive Officers—Employment Agreements with Former Executive Officers—Employment Agreement with Beryl Raff”.

(10)

Ms. Baier commenced employment with the Company on November 30, 2004. Ms. Baier tendered her resignation effective as of October 13, 2005. Pursuant to her employment agreement, dated November 30, 2004 and as amended on August 11, 2005, Ms. Baier forfeited all of her shares of restricted common stock. Ms. Baier commenced her employment with the Company on November 30, 2004 as President and Chief Operating Officer. Ms. Baier’s annual base salary in such position was $425,000 during fiscal year 2004. Ms. Baier also received $2,469 for amounts reimbursed during fiscal year 2004 for the payment of taxes related to relocation expenses.  Effective April 13, 2005, Ms. Baier’s annual base salary was increased to $500,000 in connection with her being named Chief Executive Officer. Ms. Baier will continue to be paid her base salary for a period of one year from her resignation date or until she finds other employment.  For information regarding Ms. Baier’s employment agreement, see “—Severance and Employment Agreements—Employment Agreements with Named Executive Officers—Employment Agreements with Former Executive Officers—Employment Agreement with Lucinda M. Baier”.

(11)	Mr. Hugh Patinkin passed away on March 30, 2005.

General Information Regarding Options

          The following tables show information regarding stock options granted to, exercised by and held by the executive officers named in the summary compensation table.

Option Grants in Fiscal Year 2005

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted To Employees	Exercise Price	Expiration Date	Grant Date Present Value(2)

Robert L. Baumgardner	325,235	30.3%	$1.00	11/9/15	$208,573
John R. Desjardins	—	—	—	—	—
Debbie Nicodemus-Volker	—	—	—	—	—
Matthew M. Patinkin	—	—	—	—	—
Robert W. Evans	30,000	2.8%	$7.12	6/10/15	$112,371

Former Executive Officers
Daniel H. Levy	—	—	—	—	—
Beryl Raff(3)	325,000	30.3%	$6.63	8/10/15	$1,256,060
Lucinda M. Baier	—	—	—	—	—
Hugh M. Patinkin	391,970	36.6%	$9.33	9/9/15	$2,311,251

(1)

Under the terms of the Company’s 1996 Long-Term Incentive Plan and 1997 Long-Term Incentive Plan, all of the stock options held by executive officers (other than options held by Mr. Baumgardner) were cancelled without payment by the Company upon consummation of the Offer. Mr. Baumgardner’s stock options were cancelled effective as of March 15, 2006. Compensatory arrangements with Mr. Baumgardner relating to the cancellation of these options are still in the process of being finalized.

(2)

The Black-Scholes option pricing model was chosen to estimate the Grant Date Present Value of the options set forth in this table. The Company’s use of this model should not be construed as an endorsement of its accuracy of valuing options.  All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the Grant Date Present Value: risk-free interest rate of 4.64% for grants made on November 9, 2005 (Mr. Baumgardner), 3.67% for grants made on June 10, 2005 (Mr. Evans), 4.09% for grants made on August 10, 2005 (Ms. Raff) and 3.94% for grants made on September 9, 2005 (Mr. Hugh Patinkin); expected dividend yield of 0%; expected option life of 5.5 years; and expected stock price volatility of 71% for grants made on November 9, 2005, 54% for grants made on June 10, 2005, 70% for grants made on August 10, 2005 and 70% for grants made on September 9, 2005.  The real value of the options in this table depends upon the actual performance of the Company’s common stock during the applicable period.

(3)

On September 7, 2005, the Company received a letter from Ms. Raff, advising that she had resigned all positions with the Company.  Pursuant to her employment agreement, Ms. Raff’s employment inducement stock option award of 325,000 was forfeited upon her resignation.

Option Exercises in Fiscal Year 2005 and Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options as of January 31, 2006(1)		Value of Unexercised in the Money Options as of January 31, 2006(1)

Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert L. Baumgardner	—	$—	—	325,235	$—	$154,487
John R. Desjardins	—	$—	397,825	—	$—	$—
Debbie Nicodemus-Volker	—	$—	—	—	$—	$—
Matthew M. Patinkin	—	$—	384,535	—	$—	$—
Robert W. Evans	—	$—	3,750	31,250	$—	$—

Former Executive Officers
Daniel H. Levy	—	$—	51,110	—	$—	$—
Beryl Raff	—	$—	—	—	$—	$—
Lucinda M. Baier	—	$—	—	—	$—	$—
Hugh M. Patinkin(2)	—	$—	591,970	—	$—	$—

(1)

Under the terms of the Company’s 1996 Long-Term Incentive Plan and 1997 Long-Term Incentive Plan, all of the stock options held by executive officers (other than options held by Mr. Baumgardner) were cancelled without payment by the Company upon consummation of the Offer. Mr. Baumgardner’s stock options were cancelled effective as of March 15, 2006. Compensatory arrangements with Mr. Baumgardner relating to the cancellation of these options are still in the process of being finalized.

(2)

Mr. Hugh Patinkin passed away on March 30, 2005. Prior to Mr. Hugh Patinkin’s death, only 16,666 of his options remained unvested. Pursuant to his stock option agreement, 5,555 of the unvested options became exercisable by his estate effective March 30, 2005 until March 30, 2006. On October 9, 2005, a total of 776,233 of these options were forfeited.

Severance and Employment Agreements

Severance Agreements with Named Executive Officers

          As described below, the Company entered into severance agreements with each of Mr. Desjardins, dated May 7, 1996, and Mr. Matthew Patinkin, dated May 7, 1996.

          The agreements provide for certain payments after a “change in control.” A “change in control” is defined under the agreements to include (i) an acquisition by a third party (excluding certain affiliates of the Company) of beneficial ownership of at least 25% of the outstanding shares of common stock, (ii) a change in a majority of the incumbent Board of Directors and (iii) merger, consolidation or sale of substantially all of the Company’s assets if the Company’s stockholders do not continue to own at least sixty percent (60%) of the equity of the surviving or resulting entity. The consummation of the Offer constituted a “change in control” under the agreements as of March 15, 2006.  Pursuant to these agreements, the employees will receive certain payments and benefits if they terminate employment voluntarily six months after a “change in control,” or if, during a three-year period following a change in control (i) they terminate for “good reason,” as defined in the agreements (such as certain changes in duties, titles, compensation, benefits or work locations) or (ii) if they are terminated by the Company, other than for “cause,” as so defined.

          The severance agreements also provide for certain payments absent a change in control if the applicable employee terminates employment for “good reason” or if they are terminated by the Company, other than for “cause.” Their payment will equal 2.5 times (1.5 times if a change in control has not occurred) their highest salary plus bonus over the five years preceding the change in control (which payment would equal approximately $1.1 million in the case of Mr. Desjardins and $1.0 million in the case of Mr. Matthew Patinkin) together with continuation of health and other insurance benefits for 30 months (18 months if a change in control has not occurred). The severance agreements also provide for payment of bonus for any partial year worked at termination of employment equal to the higher of (x) the employee’s average bonus for the immediately preceding two years and (y) fifty percent (50%) of the maximum bonus the employee could have earned in the year employment terminates, pro rated for the portion of the year completed. To the extent any payments to either of these two senior executives under these agreements would constitute an “excess parachute payment” under section 280G(b)(1) of the Internal Revenue Code (the “Code”), the payments will be “grossed up” for any excise tax payable under such section, so that the amount retained after paying all federal income taxes due would be the same as such person would have retained if such section had not been applicable.

Employment Agreements with Named Executive Officers

          Employment Agreements with Current Executive Officers

          As described below, the Company entered into employment agreements with Mr. Baumgardner, dated October 31, 2005, Mr. Evans, dated June 10, 2005, and Ms. Nicodemus-Volker, dated June 1, 2004.

          Employment Agreement with Robert L. Baumgardner.  Under the terms of the employment agreement, dated October 31, 2005, between the Company and Mr. Baumgardner, Mr. Baumgardner is entitled to receive an annual base salary of not less than $500,000. He also received a one-time, lump sum payment of $500,000 as a signing bonus. Mr. Baumgardner is also eligible to participate in the Company’s management cash bonus plan. Under the plan, he is eligible to receive an annual bonus of up to fifty percent (50%) of his base salary. Pursuant to the employment agreement and notwithstanding the foregoing, he will receive an annual bonus for the fiscal year ending January 31, 2007 of no less than $125,000.

          Under the terms of the employment agreement, Mr. Baumgardner is entitled to receive an employment inducement stock option award for the purchase of 325,235 shares of common stock of the Company at a purchase price equal to the higher of the fair market value (as defined in the Company’s 1997 Long-Term Incentive Plan) on Mr. Baumgardner’s first day of work or $0.75. This award (i) provides for vesting in three equal annual installments commencing on the first anniversary of the date of grant (but will vest fully, if not already vested, upon a change in control), (ii) expires on the tenth anniversary of the date of grant and (iii) is subject to the same terms and conditions (subject to limited exceptions with respect to vesting upon a change in control) as if granted under the Company’s 1997 Long-Term Incentive Plan.

          The employment agreement is for an initial term of three years, subject to earlier termination, and will be automatically extended for one additional year unless either party gives written notice of termination at least 60 days prior to the expiration of the term.

          The employment agreement provides that if Mr. Baumgardner’s employment is terminated without “cause” (as defined in the employment agreement) during the employment period and prior to a change in control of the Company, he will continue to receive his base salary, target annual bonus payments and health and dental coverage for a period of twelve months. If Mr. Baumgardner terminates his employment with “good reason” (as defined in the employment agreement), he will receive his base salary and, if he executes a mutual release and non-disparagement agreement, target annual bonus payments and health and dental insurance for a period of twelve months. The severance payments described above will be reduced by the amount of any compensation that Mr. Baumgardner receives from a subsequent employer or from self-employment.

          The employment agreement also provides Mr. Baumgardner with certain benefits, including participation in the Company’s employee benefit plans generally available to executives of the Company and relocation assistance. The Company also agreed to provide Mr. Baumgardner with an automobile allowance and to pay premiums related to his life insurance policy. The employment agreement contains confidentiality, noncompete and nonsolicitation covenants from Mr. Baumgardner.

           Mr. Baumgardner’s stock options were cancelled effective as of March 15, 2006.  Compensatory arrangements with Mr. Baumgardner relating to the cancellation of these options are still in the process of being finalized.

          Employment Agreement with Robert Evans.  Under the terms of the employment agreement, dated June 10, 2005, between the Company and Mr. Evans, Mr. Evans is entitled to receive an initial annual base salary of $200,000. In addition, in the sole discretion of the Compensation Committee of the Company’s Board of Directors, Mr. Evans will have an opportunity to participate in the Company’s Management Bonus Plan. Mr. Evans is entitled to a minimum bonus of $10,000 for the fiscal year ending January 31, 2006.

          Mr. Evans shall, in the sole discretion of the Compensation Committee, be eligible during his employment with the Company to be granted stock options, restricted stock and/or other equity-based compensation awards. Pursuant to the employment agreement, Mr. Evans was awarded an initial grant of an option to purchase 30,000 shares of the Company’s common stock pursuant to the terms of the Company’s 1997 Long-Term Incentive Plan, as amended.

          The employment agreement is for an initial term of one year, subject to earlier termination, and will be automatically extended for one additional year unless either party gives written notice of termination at least 60 days prior to the expiration of the term.

          The employment agreement provides that if Mr. Evans’s employment is terminated without “cause” (as defined in the employment agreement), Mr. Evans will receive a severance payment equal to his base salary for a period of twelve months following termination, any accrued but unpaid salary and annual bonus through and including the effective date of the termination of his employment (determined on a pro rata basis for the number of days of the fiscal year for which he was employed by the Company). Such annual bonus will be paid following the Compensation Committee’s determination of his annual bonus, if any, for the fiscal year in which the termination of employment occurs, and other employee benefits to which he was entitled on the date of the termination of his employment in accordance with the terms of the applicable plans.

          The employment agreement also provides Mr. Evans with certain benefits, including participation in the Company’s employee benefit plans generally available to executive officers of the Company. The employment agreement also contains, among other things, confidentiality, noncompete and nonsolicitation covenants from Mr. Evans.

          Employment Agreement with Debbie Nicodemus-Volker.  Under the terms of Ms. Nicodemus-Volker’s employment agreement dated June 1, 2004, Ms. Nicodemus-Volker was entitled to receive an initial annual base salary of $300,000. In addition, beginning for the fiscal year ending January 31, 2005 and in the sole discretion of the Compensation Committee of the Company’s Board of Directors, Ms. Nicodemus-Volker has the opportunity to participate in the Company’s Management Cash Bonus Plan, with the same percentage bonus opportunity as the Company’s other Executive Vice Presidents. Furthermore, Ms. Nicodemus-Volker shall, in the sole discretion of the Compensation Committee, be eligible during her employment with the Company to be granted stock options, restricted stock and/or other equity-based compensation awards.

          Ms. Nicodemus-Volker’s employment agreement is for an initial term of one year, subject to earlier termination, and is automatically extendable for one additional year unless either party to the employment agreement gives written notice of termination at least 60 days prior to the expiration of the term.

          The employment agreement also provides that if Ms. Nicodemus-Volker’s employment is terminated without “cause” (as defined in the employment agreement), she will receive a severance payment equal to her base salary for a period of twelve months following termination, any accrued but unpaid salary and annual bonus through and including the effective date of the termination of her employment (determined on a pro rata basis for the number of days of the fiscal year for which she was employed by the Company), such annual bonus to be paid following the Compensation Committee’s determination of her annual bonus, if any, for the fiscal year in which the termination of employment occurred, and other employee benefits to which she is entitled on the date of the termination of her employment in accordance with the terms of the applicable plans.

          The employment agreement also provides Ms. Nicodemus-Volker with certain benefits, including participation in the Company’s employee benefit plans generally available to executives of the company (currently including health insurance, life insurance, and participation in the Company’s 401(k) plan, automobile benefits and reimbursement for business expenses) and relocation assistance. The employment agreement also contains confidentiality, noncompete and nonsolicitation covenants from Ms. Nicodemus-Volker.

          Employment Agreements with Former Executive Officers

          The Company entered into employment agreements with Ms. Raff, dated August 10, 2005, and Ms. Baier, dated November 30, 2004 (the latter of which was amended on August 11, 2005).  Ms. Raff resigned on September 8, 2005.  Ms. Baier resigned on October 13, 2005.

          Employment Agreement with Beryl Raff.  Under the terms of Ms. Raff’s employment agreement, Ms. Raff was entitled to receive an initial annual base salary of $500,000.  She also received two cash payments of $487,500 each in August 2005, which were to be the first two of a number of transition compensation payments totaling $1,950,000 in the aggregate.  In addition, Ms. Raff received an additional transition payment of $15,000 on August 12, 2005.  Ms. Raff also received an employment inducement stock option award for the purchase of 325,000 shares of the Company’s common stock at a purchase price of $6.63 per share which was to vest in three equal annual installments commencing August 10, 2006.

          In addition, in the sole discretion of the Compensation Committee, Ms. Raff was to be eligible during her employment with the Company to be granted stock options, restricted stock and/or other equity-based compensation awards.  The employment agreement also provided Ms. Raff with certain benefits, including participation in the Company’s employee benefit plans generally available to executives of the Company, and relocation assistance. The employment agreement also contains confidentiality, noncompete and nonsolicitation covenants from Ms. Raff.

          On September 7, 2005, the Company received a letter from Ms. Raff, advising that she had resigned all positions with the Company.  She also indicated in the letter that she would be returning compensation previously paid to her by the Company. Ms. Raff delivered a check to the Company for $593,865 in respect of compensation previously paid, less withholding taxes.  See footnote (9) to “Item 11.  Executive Compensation—Summary Compensation.”  Pursuant to her employment agreement, Ms.  Raff’s employment inducement stock option award was forfeited upon her resignation.

          The Company commenced arbitration proceedings with respect to this matter on September 27, 2005 and subsequently reached a complete settlement with J.C. Penney and Ms. Raff of all matters arising in connection with Ms. Beryl Raff’s employment.  For more information, see “Item 3.  Legal Proceedings—Other”.

          Employment Agreement with Lucinda M. Baier.  Under the terms of Ms. Baier’s employment agreement, dated November 3, 2004, Ms. Baier was entitled to receive an initial annual base salary of $425,000. Pursuant to her employment agreement, Ms. Baier received a one-time “sign-on” bonus payment of $100,000, subject to required withholdings, on January 7, 2005. This “sign-on” bonus was to be credited against any bonus earned by Ms. Baier for the fiscal year ending January 31, 2006. In addition, beginning for the fiscal year ending January 31, 2006 and in the sole discretion of the Compensation Committee of the Company’s Board of Directors, Ms. Baier had the opportunity to participate in the Company’s Management Cash Bonus Plan. Furthermore, in the sole discretion of the Compensation Committee, Ms. Baier was to be eligible during her employment with the Company to be granted stock options, restricted stock and/or other equity-based compensation awards.

          Ms. Baier was named Chief Executive Officer of the Company on April 13, 2005 and her annual base salary was increased to $500,000.  In connection with the subsequent appointment of Beryl Raff as Chief Executive Officer of the Company, Ms. Baier stepped down as Chief Executive Officer of the Company effective August 11, 2005, but agreed to continue to serve as President and Chief Operating Officer of the Company.  In connection with these events, the Company and Ms. Baier entered into an amendment, effective August 11, 2005, to the employment agreement.

          The employment agreement also provided Ms. Baier with certain benefits, including participation in the Company’s employee benefit plans generally available to executives of the Company (including health insurance, life insurance, and participation in the Company’s 401(k) plan, automobile benefits and reimbursement for business expenses) and relocation assistance. The employment agreement also contained confidentiality, noncompete and nonsolicitation covenants from Ms. Baier.

          Ms. Baier tendered her resignation effective as of October 13, 2005.  Pursuant to the employment agreement, as amended, Ms. Baier forfeited all shares of the Company’s restricted common stock held by her.  Ms. Baier will continue to be paid her base salary for a period of one year from her resignation date or until she finds other employment.  See footnote (10) to “Item 11. Executive Compensation—Summary Compensation.”

Compensation of Directors

          Directors who are officers or employees of the Company generally receive no compensation for serving as directors.  In fiscal year 2005, Mr. Levy, who served as the Company’s interim Chief Executive Officer from October 11, 2005 until November 9, 2005, was compensated for his services as a director and committee member in accordance with the standard arrangements discussed below.  Mr. Levy did not receive any compensation for his services as interim Chief Executive Officer.

          Currently, all members of the Board of Directors are non-employee directors, except for Mr. Baumgardner. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors, meetings of committees of the Board of Directors and other Board of Directors related matters.

           In fiscal year 2005, non-employee directors were entitled to receive compensation of $6,250 per fiscal quarter. In addition, non-employee directors were entitled to receive $1,250 for each meeting of the Board of Directors attended and committee members were entitled to receive $400 for each committee meeting attended.  From and after August 4, 2005, the Chairman of the Board was entitled to receive an annual cash retainer of $10,000, paid in four equal installments at the beginning of each fiscal quarter.  The Chairman of the Audit Committee was entitled to receive an annual cash retainer of $25,000, which was reduced to $10,000 on August 4, 2005, paid in four equal installments at the beginning of each fiscal quarter.  The Chairman of each other committee was entitled to receive an annual cash retainer of $5,000, paid in four equal installments at the beginning of each fiscal quarter. Each non-employee director of the Company has the option to receive shares of restricted common stock at the beginning of each fiscal quarter in lieu of receiving the quarterly directors’ fees of $6,250 described above. The fair market value of the common stock on the date of issuance, and the restriction period (that is, the period in which the common stock subject to the award may not be sold, transferred, assigned, pledged, hypothecated or otherwise encumbered or disposed of) relating to each such award lapses at the end of the fiscal quarter in which the shares of restricted common stock were issued. Shares of restricted stock are subject to forfeiture if the non-employee director ceases to serve as a director of the Company during the restriction period.

          Each of the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan provides that non-employee directors may be granted stock-based awards at the discretion of the Company’s Compensation Committee, with the approval of the Board of Directors, to advance the interests of the Company by attracting and retaining well-qualified directors. Accordingly, the Company has granted such awards from time to time for such purpose. The non-employee directors have received such additional awards with respect to each of the past seven fiscal years of the Company.  Under the terms of such plans, all outstanding stock options held by directors were cancelled without payment by the Company upon the consummation of the Offer.

          As permitted under the Company’s 1997 Long-Term Incentive Plan, each non-employee director was granted a restricted stock award each year as of the Audit Certification Date (as defined below). Such award entitled each non-employee director to receive an amount of the Company’s restricted common stock equal to $10,000 divided by the fair market value of such common stock on the applicable Audit Certification Date, rounded down to the nearest whole share. The restriction period relating to each such award is one year from the date of grant. Shares of restricted stock are subject to forfeiture if the non-employee director ceases to serve as a director of the Company during the restriction period. The “Audit Certification Date” is the date each year on which the Company’s independent public accountants deliver an opinion to the Company as to its yearly audit of the financial statements of the Company.  Under the terms of the plan, all outstanding shares of restricted stock were vested and cancelled upon the consummation of the Offer and the holders became entitled to payments from the Company of $1.60 per share.  In addition, in accordance with the terms of the Merger Agreement, the Company will terminate the 1996 Long-Term Incentive Plan and 1997 Long-Term Incentive Plan at the effective time of the Merger.

          The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the directors are the same as those available to the Company’s senior level employees.

Compensation Committee Interlocks and Insider Participation

          During the year ended January 31, 2006, Daniel H. Levy (Chairman), Richard K. Berkowitz, Sanford Shkolnik and Steven J. Pully served on the Compensation Committee of the Board of Directors.  Mr. Pully served on the Compensation Committee from August 4, 2005 until his resignation from the Board of Directors on November 29, 2005.  From October 11, 2005 until November 9, 2005, Mr. Levy served as interim Chief Executive Officer of the Company.

Executive Officer Compensation Report By the Compensation Committee

          All compensation decisions for the Chief Executive Officer and each of the other executive officers named in the summary compensation table (other than those whose employment with the Company as executive officers has been terminated, and Hugh Patinkin, who passed away on March 30, 2005) are currently made by the Compensation Committee of the Board of Directors.

          Executive compensation consists of both annual and long-term compensation.  Annual compensation consists of a base salary and bonus. Long-term compensation is generally provided through awards under the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan.  Pursuant to the Merger Agreement, however, the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan will be cancelled as of the time the Merger becomes effective.

           The Compensation Committee’s approach to annual base salary is to offer competitive salaries in comparison with market practices. The base salary of each officer is set at a level considered to be appropriate in the judgment of the Compensation Committee based on an assessment of the particular responsibilities and performance of the officer, taking into account the performance of the Company, other comparable companies, the retail jewelry industry, the economy in general and such other factors as the Compensation Committee may deem relevant. The comparable companies considered by the Compensation Committee may include companies included in the peer group index discussed below and/or other companies in the sole discretion of the Compensation Committee. No specific measures of the Company’s performance or other factors are considered determinative in the base salary decisions of the Compensation Committee. Instead, substantial judgment is used and all of the facts and circumstances are taken into consideration by the Compensation Committee in its executive compensation decisions.

          In addition to base salary, each of the executive officers named in the summary compensation table above were eligible to participate in the Company’s Management Bonus Program during fiscal year 2005. Under this bonus program, each executive officer was entitled to receive a cash bonus (not to exceed 125% of base salary in the case of the Chief Executive Officer and up to 100% of base salary in the case of the other executive officers named in the summary compensation table above) and a restricted stock bonus (not to exceed 25% of the cash bonus paid) based on the net income of the Company before extraordinary items. Based on the Company’s performance during fiscal year 2005, no bonuses were paid pursuant to the Management Bonus Program to the executive officers named in the summary compensation table above.

          The executive officers have been eligible to participate in the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan. Each of the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan is administered by the Compensation Committee. Subject to the terms of the plans, the Compensation Committee (and the Chief Executive Officer with respect to non-executive officer employees) is authorized to select eligible directors, officers and other key employees for participation in the plans and to determine the number of shares of common stock subject to the awards granted thereunder, the exercise price, if any, the time and conditions of exercise, and all other terms and conditions of the awards. The purposes of the plans have been to align the interests of the Company’s stockholders and the recipients of grants under the plans by increasing the proprietary interest of the recipients in the Company’s growth and success and to advance the interests of the Company by attracting and retaining officers and other key employees. The terms and the size of the option grants to each executive officer vary from individual to individual in the discretion of the Compensation Committee. No specific factors are considered determinative in the grants of options to executive officers by the Compensation Committee. Instead, all of the facts and circumstances are taken into consideration by the Compensation Committee in its executive compensation decisions. Grants of options are based on the judgment of the members of the Compensation Committee considering the total mix of information.  As discussed above, pursuant to the Merger Agreement the 1996 Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan will be cancelled as of the time the Merger becomes effective

          Section 162(m) of the Code

          Section 162(m) of the Code generally limits to $1 million the amount that a publicly held corporation is allowed each year to deduct for the compensation paid to each of the corporation’s chief executive officer and the corporation’s four most highly compensated officers other than the chief executive officer, subject to certain exceptions. One such exception is “qualified performance-based compensation.” Compensation attributable to stock options granted to executives is intended to constitute “qualified performance-based compensation.” The Company does not believe that the $1 million deduction limitation should have any effect on it in the near future. If the $1 million deduction limitation is expected to have any effect on the Company in the future, the Company will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS

Daniel H. Levy (Chairman)
Richard K. Berkowitz
Sanford Shkolnik

Note:

Steven J. Pully served on the Compensation Committee from August 4, 2005 until his resignation from the Board of Directors on November 29, 2005.  Messrs. Duskin, Holtzman and Phillips, current members of the Compensation Committee with Mr. Levy, did not serve on the Compensation Committee during fiscal 2005.

Performance Graph

          The rules of the SEC require each public company to include a performance graph comparing the cumulative total stockholder return on the company’s common stock for the five preceding fiscal years, or such shorter period as the registrant’s class of securities has been registered with the SEC, with the cumulative total returns of a broad equity market index and a peer group or similar index.

          Until October 28, 2005, the Company’s common stock was listed for trading on the NYSE under the symbol ‘‘JWL,’’ at which time the common stock was suspended from trading on the NYSE due to the Company having an average market capitalization of less than $25 million for 30 consecutive business days.  The common stock is now listed and principally traded on the Pink Sheets electronic quotation system under the symbol ‘‘JWLR.PK.’’ The performance graph included in this report shows the period from January 31, 2001 through the last trading day of the fiscal year, which was January 31, 2006.

          The following chart graphs the performance of the cumulative total return to stockholders (stock price appreciation plus dividends) between January 31, 2001 and January 31, 2006 in comparison to the New York Stock Exchange Market Index and the Jewelry Stores Peer Group Index.  The retail jewelry store companies comprising the Jewelry Stores Peer Group Index are companies traded on The Nasdaq Stock Market, the NYSE , The American Stock Exchange or over-the-counter who have listed their companies’ SIC code as 5944—Jewelry Store. These companies include the Company, Birks & Mayors Inc., Blue Nile, Inc., DGSE Companies, Inc., Diamond One, Inc., Finlay Enterprises, Inc., Gift Liquidators, Inc., Lion-Gri International, Odimo Incorporated, Reeds Jewelers, Inc., Signet Group plc, Tiffany & Co. and Zale Corporation.

Comparison of Cumulative Total Return
Among Whitehall Jewellers, Inc., the NYSE Market Index and the Jewelry Stores Peer Group Index

          Assumes $100 invested on January 31, 2001 in the Company’s common stock, the New York Stock Exchange Market Index and the Jewelry Stores Peer Group Index. Cumulative total return assumes reinvestment of dividends.

	1/31/01	1/31/02	1/31/03	1/31/04	1/31/05	1/31/06

Whitehall Jewellers, Inc.	100.00	186.83	120.60	110.66	86.47	17.60
Jewelry Stores Peer Group Index	100.00	108.04	77.42	123.20	117.79	123.56
NYSE Market Index	100.00	88.55	71.71	97.42	105.60	121.11

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 31, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of the Named Executive Officers for fiscal 2005, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)

5% Stockholders
Prentice Capital Management, LP(3) 623 Fifth Avenue, 32nd Floor New York, NY 10020	11,660,328	69.5%
Holtzman Opportunity Fund, L.P.(4) c/o Jewelcor Companies 100 N. Wilkes Barre Blvd., 4th Floor Wilkes Barre, Pennsylvania 18707	9,487,965	56.6%
Newcastle Partners, L.P.(5) 300 Crescent Court, Suite 1110 Dallas, TX 75201	2,018,400	12.0%
Named Executive Officers
Robert L. Baumgardner(6)	—	*
John R. Desjardins(7)	—	—
Debbie Nicodemus-Volker(8)	—	—
Matthew M. Patinkin(9)	—	—
Robert W. Evans(10)	—	—
Daniel H. Levy(11)	51,110	*
Beryl Raff(12)	—	—
Lucinda M. Baier(13)	—	—
Hugh M. Patinkin(14)	—	—
Directors
Richard K. Berkowitz(15)	47,972	*
Edward Dayoob(16)	—	—
Jonathan Duskin(17)	—	—
Seymour Holtzman(18)	9,487,965	56.6%
Norman J. Patinkin(19)	49,032	*
Charles G. Phillips(20)	—	—
Sanford Shkolnik(21)	7,668	*

All executive officers and directors as a group(22)	9,968,982	59.4%

*	Less than 1%.
(1)	Except as set forth in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2)

Amount and applicable percentage of ownership is based on 16,768,947 shares of the Company’s common stock outstanding on March 31, 2006.  Where indicated in the footnotes, this table also includes the Company’s common stock issuable pursuant to stock options granted under the Non-Employee Directors Plan exercisable within 60 days.  However, this table excludes common stock subject to options or restricted stock awards under the Company’s 1996 Long-Term Incentive Plan and the Company’s 1997 Long-Term Incentive Plan.  Under such plans, upon a change in control of the Company, as determined under such plans, any options and/or restricted stock awards granted under such plans are cancelled and a holder thereof is entitled to receive a cash payment from the Company based upon the price per Common Share paid in the change in control transaction, as determined pursuant to the terms of such plans.  (The holder of an option is entitled to a payment net of the exercise price.) Such a change in control occurred upon the acquisition by Purchaser of the Company’s common stock pursuant to the terms of the Offer.

(3)

Share information based solely on information contained on a Form 4-A, dated March 24, 2006, filed with the SEC, as amended from time to time.  WJ Acquisition Corp. beneficially owns 8,432,249 shares of the Company’s common stock.  PWJ Lending beneficially owns 2,094,346 shares of the Company’s common stock.  PWJ Funding LLC (“PWJ Funding”) beneficially owns an aggregate of 1,133,733 shares of the Company’s common stock.  Certain of the shares of the Company’s common stock held by PWJ Lending and PWJ Funding are held by various investment funds including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., PEC I LLC and managed accounts managed by Prentice and Michael Zimmerman, in each case, as nominee for PWJ Lending and PWJ Funding.  Neither Prentice nor Mr. Zimmerman directly owns any of the Company’s common stock.  Each of Prentice, Holdco and Mr. Zimmerman disclaims any beneficial ownership of the Company’s common stock referred to in this note to the extent such beneficial ownership exceeds such person’s pecuniary interest therein.

(4)

Share information based solely on information contained on a Form 4-A, dated March 24, 2006, filed with the SEC, as amended from time to time.  Holtzman beneficially owns 1,055,716 shares of the Company’s common stock.  Holtzman disclaims any beneficial ownership of the Company’s common stock beneficially owned by entities related to Prentice and of the common stock beneficially owned by WJ Holding Corp. except to the extent, if any, that Holtzman may be deemed to beneficially own a proportionate share thereof.

(5)

Share information based solely on information contained in a Schedule 13D, dated January 27, 2006, filed with the SEC, as amended from time to time.  This Schedule 13D indicates that Newcastle Partners, L.P. beneficially owns 2,018,400 shares of the Company’s common stock and has sole voting and investment power with respect to the reported shares. Newcastle Capital Management, L.P., as the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of the Company’s common stock beneficially owned by Newcastle Partners, L.P.  Newcastle Capital Group, L.L.C., as the general partner of Newcastle Capital Management, L.P., which in turn is the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of the Company’s common stock beneficially owned by Newcastle Partners, L.P.  Mark E. Schwarz, as the managing member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P., which in turn is the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of the Company’s common stock beneficially owned by Newcastle Partners, L.P.  Steven J. Pully, as President of Newcastle Capital Management, L.P., which is the general partner of Newcastle Partners, L.P., may also be deemed to beneficially own the 2,018,400 shares of the Company’s common stock beneficially owned by Newcastle Partners, L.P.  According to the Schedule 13D, Newcastle Capital Management, L.P., Newcastle Capital Group, L.L.C., Mr. Schwarz and Mr. Pully disclaim beneficial ownership of the Company’s common stock held by Newcastle Partners, L.P., except to the extent of their pecuniary interest therein.  By virtue of his position with Newcastle Partners, L.P., Newcastle Capital Management, L.P. and Newcastle Capital Group, L.L.C., Mark E. Schwarz has the sole power to vote and dispose of the Company’s common stock owned by Newcastle Partners, L.P.

(6)	The mailing address of Robert L. Baumgardner is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, IL 60606.
(7)	The mailing address of John R. Desjardins is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.
(8)	The mailing address of Debbie Nicodemus-Volker is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.
(9)	The mailing address of Matthew M. Patinkin is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.
(10)	The mailing address of Robert W. Evans is c/o Whitehall Jewellers, Inc., 155 N. Wacker Drive, Suite 500, Chicago, IL 60606.
(11)

Includes 49,444 shares of the Company’s common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days. The mailing address for Daniel H. Levy is c/o Whitehall Jewellers, Inc., 155 North Wacker Drive, Suite 500, Chicago, Illinois 60606.

(12)	The mailing address of Beryl Raff is c/o J. C. Penney Company, Inc. 6501 Legacy Drive, Plano, Texas 75024-36.
(13)

Ms. Baier tendered her resignation on October 11, 2005.  Pursuant to her employment agreement, dated November 30, 2004 and as amended on August 11, 2005, Ms. Baier has forfeited all of her common stock.

(14)	Mr. Hugh M. Patinkin passed away prior to the date as of which the table speaks. Mr. Patinkin served as Chairman and Chief Executive Officer of Whitehall until the time of his death.

(15)

Includes 51,110 shares of the Company’s common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days.  The mailing address for Richard K. Berkowitz is 6000 Island Blvd. #2006, Aventura, Florida 33160.

(16)	The mailing address of Edward Dayoob is 623 Fifth Avenue, 32nd Floor, New York, NY 10020.
(17)	The mailing address of Jonathan Duskin is 623 Fifth Avenue, 32nd Floor, New York, NY 10020.
(18)

Share information based solely on information contained on a Form 4-A, dated March 24, 2006, filed with the SEC, as amended from time to time.  Mr. Holtzman disclaims any beneficial ownership of the Company’s common stock beneficially owned by entities related to Prentice.  Mr. Holtzman further disclaims any beneficial ownership of the Company’s common stock owned by Holtzman, including, without limitation, those shares that Holtzman may be deemed to beneficially own as set forth in footnote (4), except to the extent of his pecuniary interest therein.  The mailing address of Seymour Holtzman is 100 N. Wilkes Barre Blvd., 4th Floor, Wilkes Barre, PA 18702.

(19)

Includes 49,032 shares of the Company’s common stock issuable pursuant to presently exercisable stock options or stock options which will become exercisable within 60 days. The mailing address of Norman J. Patinkin is c/o United Marketing Group, L.L.C., 5724 North Pulaski, Chicago, Illinois 60647.

(20)	The mailing address of Charles G. Phillips is 623 Fifth Avenue, 32nd Floor, New York, NY 10020.
(21)

Includes 7,668 shares of the Company’s common stock issuable pursuant to presently exercisable stock options. The mailing address of Sanford Shkolnik is c/o Encore Investments, LLC, 101 West Grand Avenue, Chicago, Illinois 60610.

(22)	Includes current executive officers and directors only.

Equity Compensation Plan Information Table

          The following table provides information as of January 31, 2006 regarding the number of shares of the Company’s common stock that may be issued under its equity compensation plans.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,232,408	$8.64	865,698

For more current information regarding the Company’s equity compensation plans, see Note 19 to the financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          At the end of fiscal year 2004, Mr. Hugh Patinkin, Mr. Desjardins and Mr. Matthew Patinkin owned a 52% equity interest in Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, which own and operate primarily mall-based snack food stores.  On March 30, 2005, Mr. Hugh Patinkin died and his ownership passed to his estate.  As of January 31, 2006, Messrs. Matthew Patinkin and Desjardins owned a 26% equity interest in these enterprises.  A substantial portion of the remaining equity interest is owned by the adult children and other family members of Norman Patinkin, a member of the Board of Directors. One of Norman Patinkin’s adult children is a director and chief executive officer of Double P Corporation. During fiscal year 2005, Messrs. Hugh Patinkin, Desjardins and Matthew Patinkin spent a limited amount of time providing services to Double P Corporation, PDP Limited Liability Company and CBN Limited Liability Company, and such services were provided in accordance with the Company’s Code of Conduct. Messrs. Hugh Patinkin, Desjardins and Matthew Patinkin received no remuneration for these services other than reimbursement of expenses incurred. In the past, the Company and Double P Corporation agreed to divide and separately lease contiguous mall space. The Company and Double P Corporation concurrently negotiated separately with each landlord (“Simultaneous Negotiations”) to reach agreements for their separate locations. Since the Company’s initial public offering, its policy had required that the terms of any such leases must be approved by a majority of the Company’s outside directors. The Company had conducted such negotiations in less than ten situations, since the Company’s initial public offering in 1996. The Company’s current policy is that it will no longer enter into such Simultaneous Negotiations.

           The Company offers health insurance coverage to the members of its Board of Directors. The health insurance policy options and related policy cost available to the Directors are the same as those available to the Company’s senior level employees.

          The Company operated a program under which executive officers and directors, and parties introduced to the Company by its executive officers and directors, were permitted to purchase most Company merchandise at approximately ten percent above the Company’s cost. No such purchases were made under this program during fiscal year 2004 and this program was discontinued during the third quarter of fiscal year 2004. Executive officers and directors, and parties introduced to the Company by its executive officers and directors are now permitted to purchase Company merchandise at the same level of discount that is offered to the Company’s support office employees, field supervisors and store managers, which is less favorable in comparison to the discount that was offered under the discontinued program.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

          The following table sets forth the fees billed for each of fiscal years 2005 and 2004 for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm.  As previously disclosed, on March 27, 2006, PricewaterhouseCoopers LLP informed the Company and the Audit Committee of the Company’s Board of Directors that it will resign upon the completion of PricewaterhouseCoopers LLP’s audit procedures regarding the financial statements of the Company as of and for the fiscal year ended January 31, 2006 and this Annual Report on Form 10-K.  For more information, see “Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure”.

	2005	2004

Audit Fees (1)	$835,000	$1,102,224
Audit-Related Fees (2)	$32,000	$28,844
Tax Fees (3)	$233,732	$83,076
All Other Fees (4)	$168,000	$5,000

Total	$1,268,732	$1,219,144

(1)

Audit fees related to professional services rendered for the audit of the Company’s annual financial statements and quarterly review of financial statements included in the Company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees include professional services related to the audit of the Company’s financial statements, consultation on accounting standards or transactions and audits of employee benefit plans.
(3)	Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees for fiscal year 2005 relate primarily to professional fees associated with the proxy statement filed with the SEC on December 27, 2005.

          Approval of Independent Registered Public Accounting Firm Services and Fees

          Under the Company’s policy approved by the Audit Committee, the Audit Committee must pre-approve all services provided by the Company’s independent registered public accounting firm and fees charged. The Audit Committee will consider annually the provision of audit services and, if appropriate, pre-approve certain defined audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the Audit Committee will periodically monitor the levels of fees against the pre-approved limits. The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for approval. All fiscal year 2005 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

          See financial statements commencing on page 36 hereof.

(a)(2) Financial Statement Schedules

          See financial statement schedule on page 65 hereof.

          The following consolidated financial statement schedule of the Company and subsidiaries is attached pursuant to Item 15(d):

          Schedule II Valuation and Qualifying Accounts for the Fiscal Years Ended January 31, 2006; January 31, 2005; and January 31, 2004

          All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits

          Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, as indicated. All other documents listed are filed with this report.

EXHIBIT NO.	DESCRIPTION

*2.1

Agreement and Plan of Merger, dated as of February 1, 2006, by and among the Company, Prentice Capital Management, LP, Holtzman Opportunity Fund, L.P., WJ Holding Corp. and WJ Acquisition Corp. Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 3, 2006, File No. 1-15615.

*3.1

Second Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2002, File No. 1-15615.

*3.2	Second Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 4, 2005, File No. 1-15615.

*4.1

Amended and Restated Stockholders Rights Plan. Incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement as amended on Form 8-A/A and filed on April 28, 1999, File No. 0-028176.

*4.2

First Amendment to Amended and Restated Stockholders Rights Agreement, dated as of October 3, 2005, by and between the Company and La Salle Bank, as rights agent.  Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*4.3

Second Amendment to Amended and Restated Stockholders Rights Agreement, dated as of February 1, 2006, by and between the Company and La Salle Bank, as rights agent.  Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2006, File No. 1-15615.

*4.4

Certificate of Designations of Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).

*10.1

Second Amended and Restated Registration Agreement. Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*10.2

Registration Rights Agreement, dated as of October 3, 2005, by and among the Company, PWJ Funding LLC, PWJ Lending LLC and Holtzman Opportunity Fund, L.P. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*10.3	1996 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.4

Lease, dated May 14, 1992, between the Company and New York Life Insurance Company relating to the Company’s corporate headquarters. Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1, as amended, originally filed on February 29, 1996 (Registration No. 333-1794).

*10.5

ESOP Restructuring Agreement, dated as of March 29, 1996, between the Company and the Whitehall Jewellers, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 originally filed on May 17, 1996 (Registration No. 333-04043).

*10.6

Amended and Restated Employee Stock Ownership Plan. Incorporated herein by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997, File No. 0-028176.

*10.7

Form of Executive Severance Agreements, as amended, each dated May 7, 1996, between the Company and each of Hugh M. Patinkin, John R. Desjardins and Matthew M. Patinkin. Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-3 as originally filed on January 27, 2000 (Registration No. 333-95465).(1)

*10.8

Executive Severance Agreement, dated November 1, 2000, between the Company, WH Inc. of Illinois, a wholly owned subsidiary of the Company, and Lynn D. Eisenheim. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.9

Executive Severance and Release Agreement, dated May 18, 2005, between the Company, WH Inc. of Illinois, a wholly owned subsidiary of the Company, and Lynn D. Eisenheim. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2005, File No. 1-15615.(1)

*10.10

Employment Agreement, dated June 1, 2004, between the Company and Debbie Nicodemus-Volker. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2004, File No. 1-15615.(1)

*10.11

Employment Agreement, dated November 30, 2004, between the Company and Lucinda M. Baier. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 1, 2004, File No. 1-15615.(1)

*10.12

Amendment to Employment Agreement, dated November 30, 2004, between the Company and Lucinda M. Baier. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 15, 2005, File No. 1-15615.(1)

*10.13

Employment Agreement, dated June 10, 2005, between the Company and Robert Evans. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2005, File No. 1-15615.(1)

*10.14

Employment Agreement, dated as of August 10, 2005, between the Company and Beryl Raff. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2005, File No. 1-15615.(1)

*10.15

Non-Qualified Stock Option Agreement, dated as of August 10, 2005, between the Company and Beryl Raff.  Incorporated by reference to Exhibit 10.3 of Company’s Current Report on Form 8-K filed August 15, 2005, File No. 1-15615.(1)

*10.16

Indemnification Agreement, dated as of August 10, 2005, between the Company and Steven J. Pully and Beryl Raff.  Incorporated by reference to Exhibit 10.2 of Company’s Current Report on Form 8-K filed August 15, 2005, File No. 1-15615.(1)

*10.17

Employment Agreement, dated October 31, 2005, between the Company and Robert L. Baumgardner. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 2, 2005, File No. 1-15615.(1)

*10.18	1997 Long-Term Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2002, File No. 1-15615.(1)

*10.19

Form of Stock Option Agreement for Employees under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.20

Performance Based Incentive Stock Option Agreements, each dated March 18, 1999 and June 8, 1999, with each of Hugh M. Patinkin, Matthew M. Patinkin, John R. Desjardins, Manny A. Brown and Lynn D. Eisenheim, under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.21

Form of Non-Qualified Stock Option Agreement under the 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.22

Form of Restricted Stock Award Agreement for Executive Officers under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.23

Form of Restricted Stock Award Agreement for Non-Employee Directors under the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 1-15615.(1)

*10.24

Form of Restricted Stock Award Agreement for Non-Employee Directors pursuant to the 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 9, 2005, File No. 1-15615.

*10.25

1998 Non-Employee Directors Stock Option Plan. Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 1998 (Registration No. 333-50159).(1)

*10.26

Amendment Number One to the 1998 Non-Employee Directors Stock Option Plan, dated January 26, 1999. Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 1-15615.(1)

*10.27

Form of Non-Qualified Stock Option Agreement under the 1998 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, File No. 0-028176.(1)

*10.28

Second Amended and Restated Revolving Credit and Gold Consignment Agreement, dated as of July 29, 2003, among the Company, LaSalle Bank National Association, as administrative agent for the banks party thereto (“Banks”), the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2003, File No. 1-15615.

*10.29

First Amendment, dated as of March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank, N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 23, 2004, File No. 1-15615.

*10.30

Second Amendment, dated as of January 31, 2005, to the Second Amendment and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 31, 2005, File No. 1-15615.

*10.31

Third Amendment, dated as of April 6, 2005, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent, and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 8, 2005, File No. 1-15615.

*10.32

Fourth Amendment, dated as of October 3, 2005, to the Second Amendment and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent  and collateral agent for the Banks, the Banks, ABN AMRO Bank N.A., as managing agent, and Back Bay Capital Funding LLC, as accommodation facility agent. Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*10.33

Letter Agreement, dated December 15, 2003, relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks, the Banks, ABN AMRO Bank N.V., as syndication agent and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2003, File No. 1-15615.

*10.34

Letter Agreement, dated March 23, 2004, to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent for the Banks party thereto, the Banks, ABN AMRO Bank, N.V., as syndication agent and JP Morgan Chase Bank, as documentation agent. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 23, 2004, File No. 1-15615.

*10.35

Letter Agreement, dated September 14, 2005, relating to the Second Amended and Restated Revolving Credit and Gold Consignment Agreement dated as of July 29, 2003 by and among the Company, LaSalle Bank National Association, as administrative agent and collateral agent, ABN AMRO Bank N.V., as syndication agent, JP Morgan Chase Bank, National Association, as documentation agent, Back Bay Capital Funding, LLC, as an Accommodation Bank and the Banks. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2005, File No. 1-15615.

*10.36	401(k) Plan. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, File No. 0-028176.(1)

*10.37	Second Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176.(1) (2)

*10.38	Third Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176.(1)

*10.39	Fourth Amendment to 401(k) Plan. Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999, File No. 0-028176.(1)

*10.40

Whitehall Jewellers, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 28, 2001 (Registration No. 333-70510).(1)

*10.41

Separation and Release Agreement, dated March 3, 2004, between Jon H. Browne and the Company. Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, File No. 1-15615.(1)

*10.42

Separation and Release Agreement, dated December 13, 2004, between the Company and Manny A. Brown. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2004, File No. 1-15615.

*10.43

Non-Prosecution Agreement, dated as of September 28, 2004, between the Company and the United States Attorney’s Office for the Eastern District of New York. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2004, File No. 1-15615.

*10.44

Letter to the United States Attorney for the Eastern District of New York, dated September 28, 2004. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2004, File No. 1-15615.

*10.45

Bridge Term Loan Credit Agreement, dated as of October 3, 2005, among the Company, PWJ Lending LLC and the lending institutions from time to time party thereto (the “Lenders”). Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*10.46

Securities Purchase Agreement, dated as of October 3, 2005, among the Company, PWJ Funding LLC, PWJ Lending LLC and Holtzman Opportunity Fund, L.P.  Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*10.47	Form of Warrant to purchase shares of Common Stock of the Company. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*10.48

Term Sheet among the Company, Prentice Capital Management, LP and certain vendors as set forth therein.  Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 6, 2005, File No. 1-15615.

*10.49

Amended and Restated Term Loan Credit Agreement, dated as of February 1, 2006, by and among the Company, the Bridge Loan Lenders and PWJ Lending LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2006, File No. 1-15615.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on signature page).

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Executive Officer.

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of the Principal Financial Officer.

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer.

(1)	Represents management contract or compensatory plan or arrangement.
(2)	There is no First Amendment to 401(k) Plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2006		WHITEHALL JEWELLERS, INC.
(Registrant)

	By:	/s/ John R. Desjardins

John R. Desjardins
Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal financial and accounting officer)

POWER OF ATTORNEY AND SIGNATURES

          Each of the undersigned officers and directors of Whitehall Jewellers, Inc. hereby severally constitutes and appoints Robert L. Baumgardner and John R. Desjardins, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Whitehall Jewellers, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of April, 2006.

Name	Capacity

/s/Robert L. Baumgardner	Chief Executive Officer and President

Robert L. Baumgardner

/s/ Richard K. Berkowitz	Director

Richard K. Berkowitz

/s/ Edward Dayoob	Director

Edward Dayoob

/s/ Jonathan Duskin	Director

Jonathan Duskin

/s/ Seymour Holtzman	Director

Seymour Holtzman

/s/ Daniel H. Levy	Chairman and Director

Daniel H. Levy

/s/ Norman J. Patinkin	Director

Norman J. Patinkin

/s/ Charles G. Phillips	Director

Charles G. Phillips

/s/ Sanford Shkolnik	Director

Sanford Shkolnik

/s/ John R. Desjardins	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)

John R. Desjardins